Form 10QSB
period 1995-06-30
BRAINERD INTERNATIONAL INC
filed 1995-08-14
CIK 771249

                             FORM  10-QSB
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON,  D.C.   20549


 X   Quarterly report pursuant to Section 13 or 15(d) of the
---  Securities Exchange Act of 1934.

For the quarter ended:    JUNE 30, 1995  or

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from           to             .
                               ---------    ------------

Commission File Number:    2-98277-C

                     BRAINERD INTERNATIONAL, INC.
         (Exact name of registrant as specified in it charter)


      MINNESOTA                           41-1428861
(State or other jurisdiction      (IRS Employer Identification
 of incorporation)                 No.)

17113 MINNETONKA BOULEVARD, SUITE 214, MINNETONKA, MN  55345
(Address of principal executive offices)          (zip code)

                           (612)   475-1500
     (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X     No
                      ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     677,830 COMMON SHARES AS OF AUGUST 4, 1995.

                          PART I.FINANCIAL INFORMATION

                           Item 1.Financial Statements

                          BRAINERD INTERNATIONAL, INC.
                                  BALANCE SHEET


ASSETS
------

                                              June 30,     December 31,
                                                1995           1994
                                                ----           ----
                                            (Not Audited)
CURRENT ASSETS
  Cash                                    $     377,534   $    115,496
  Prepaid Expenses                               31,435         41,559
                                                 ------         ------

   Total current assets                   $     408,969   $    157,055

PROPERTY & EQUIPMENT, AT COST:
  Buildings                               $   1,043,826   $  1,005,276
  Race Track                                    790,127        790,127
  Bleachers                                     761,297        761,297
  Site improvements                             691,462        588,560
  Equipment                                     300,688        277,416
  Automotive                                    207,807        194,691
  Furniture & fixtures                           18,403         18,403
                                                 ------         ------
                                          $   3,813,610  $   3,635,770
Less accumulated depreciation                 1,738,002      1,663,002
                                              ---------      ---------
                                          $   2,075,608  $   1,972,768

Land                                            130,791        130,791

   Total Property & Equipment             $   2,206,399  $   2,103,559

                 TOTAL ASSETS             $   2,615,368  $   2,260,614
                                              ---------      ---------
                                              ---------      ---------


                          BRAINERD INTERNATIONAL, INC.
                                  BALANCE SHEET


LIABILITIES AND
STOCKHOLDERS' EQUITY
--------------------
                                              June 30,     December 31,
                                                1995           1994
                                                ----           ----
                                            (Not Audited)
CURRENT LIABILITIES:
  Accounts payable                         $    149,185   $      6,037
  Accrued expenses                                7,153          8,226
  Deferred income                               544,267         32,297
  Current Maturities of Long-term
   obligations                                   76,021         76,021
                                                 ------         ------

   Total Current Liabilities               $    776,626   $    122,581

Long-Term Obligations:
  Installment Obligation                   $    525,738   $    531,845
                                                -------        -------

   TOTAL LIABILITIES                       $  1,302,364   $    654,426

Stockholders' Equity
  Common stock- $.01 par value:
   10,000,000 shares authorized;
   677,830 shares issued and outstanding   $      6,778   $      6,778
   Paid in capital                            3,432,303      3,429,978
   Accumulated deficit                       (2,126,077)    (1,830,568)
                                              ---------      ---------

  Total Stockholders' Equity               $  1,313,004   $  1,606,188
                                              ---------      ---------

TOTAL LIABILITIES &
  STOCKHOLDERS' EQUITY                     $  2,615,368   $  2,260,614
                                              ---------      ---------
                                              ---------      ---------


                          BRAINERD INTERNATIONAL, INC.
                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                                            Three Months   Three Months    Six Months     Six Months
                                           Ended June 30, Ended June 30, Ended June 30, Ended June 30,
                                                1995           1994           1995           1994
                                                ----           ----           ----           ----
                                            (Not Audited)  (Not Audited)  (Not Audited)  (Not Audited)
Revenues                                   $    395,726   $    377,199   $    481,616   $    444,099

Cost of Operations                              267,774        416,281        311,966        438,298
                                                -------        -------        -------        -------

Gross Profit                               $    127,952   $    (39,082)  $    169,650   $      5,801

General and Administrative                      280,094        245,392        458,038        414,434
                                                -------        -------        -------        -------

Operating (Loss)                           $   (152,142)  $   (284,474)  $   (288,388)  $   (408,633)

Other Income (Expense):
 Miscellaneous Income                            10,363         30,287         25,862         35,229
 Interest Expense                               (16,626)       (11,286)       (32,983)       (19,584)
                                                 ------         ------         ------         ------
   Total Other (Expense)                         (6,263)        19,001         (7,121)        15,375
                                                  -----         ------          -----         ------

 (Loss) Before Taxes                       $   (158,405)  $   (265,473)  $   (295,509)  $   (393,258)

Net (Loss)                                 $   (158,405)  $   (265,473)  $   (295,509)  $   (393,258)

Retained Earnings (Deficit)
 Beginning of
 Period                                    $ (1,830,568)  $ (2,000,749)  $ (1,830,568)  $ (2,000,749)
                                             -----------     ----------    -----------    -----------

Retained Earnings
 (Deficit)
 End of
 Period                                    $ (1,988,973)  $ (2,266,222)  $ (2,126,077)  $ (2,394,007)
                                            ------------    -----------    -----------    -----------

(Loss) per
 Common Share                                 $   ( .23)      $   (.39)      $   (.43)      $   (.58)
                                                  ------          -----          -----          -----
                                                  ------          -----          -----          -----


                          BRAINERD INTERNATIONAL, INC.
                            STATEMENTS OF CASH FLOWS


                                             Six Months     Six Months
                                           Ended June 30, Ended June 30,
                                                1995           1994
                                                ----           ----
                                            (Not Audited)  (Not Audited)
CASH FLOWS FROM OPERATING
ACTIVITIES:
 Net Income (Loss)                          $  (295,509)    $ (393,258)
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
  Depreciation                              $    75,000     $   75,000
  (Increase) Decrease in prepaid
  expense                                        10,124          6,672
  Increase in accounts payable                  143,148        (15,311)
  Increase (Decrease) in
  accrued expenses                               (1,073)        (6,589)
  Increase (Decrease) in
  deferred income                               511,970        410,104
                                                -------        -------

Net Cash provided by (Used in)
Operating Activities:                       $   443,660    $    76,618

CASH FLOWS FROM INVESTING
ACTIVITIES:
Purchase of Property & Equip.               $  (177,840)   $   (49,733)
                                                -------         -------
Net Cash provided by (Used in)
Investing Activities:                       $  (177,840)   $   (49,733)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from Issuance of Long-
Term Obligations                            $              $   550,000
Repayment of Long-Term Obligations               (6,107)      (438,535)
                                                               --------
Funds received from shareholders for short-
swing profit earned on their stock sales          2,325
                                                  -----
Net Cash Provided by (Used in)

Financing Activities                        $    (3,782)   $   111,465

Net Increase (Decrease) in Cash             $   262,038    $   138,350
Cash at Beginning of Period                     115,496         18,113
                                                -------         ------
Cash at End of Period                       $   377,534    $   156,463
                                                -------        -------
                                                -------        -------


                          BRAINERD INTERNATIONAL, INC.

                     Notes to Condensed Financial Statements

                                  June 30, 1995

                                   (Unaudited)

NOTE 1. FINANCIAL STATEMENTS

    The condensed balance sheet as of June 30, 1994, the condensed statements of operations for the three and six month periods ended June 30, 1995 and 1994 and the statement of cash flows for the six months ended June 30, 1995 and 1994 have been prepared by Brainerd International, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of the June 30, 1995 and the results of operation and cash flows for the periods presented have been made and that such financial statements are not misleading. The results of operations for interim periods are not indicative of the results for the year due to the seasonal nature of the Company's business The Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's December 31, 1994, Annual Report on Form 10-KSB.

NOTE 2. EARNINGS PER SHARE

    Earnings per share was computed by dividing the net income for the period by the weighted average common shares outstanding during the period. For the six months period ended June 30, 1995, the weighted averaged were 677,830 and 677,830.

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY
-------------------------------

     At June 30, 1995, the company had current assets of $408,969 compared to current assets of $157,055 at December 31, 1994. During the first six months of 1995, the Company generated $443,660 of net cash flow from operations compared to $76,618 of net cash flow from operations during the first six months of 1994. The significant improvement is attributable to (I) an approximately $107,000 reduction in the operating loss incurred in the second quarter of 1995 from that incurred in the second quarter of 1994; (ii) an approximately $102,000 increase in advance ticket sales during the first six months of 1995 over those made in the same period in 1994; and (iii) an increase in accounts payable in 1995 compared to a decrease in payables during the first six months of 1994.

     As of June 30, 1995, the Company's current liabilities, which primarily consist of accounts payable and deferred income from advance ticket sales, exceeded current assets by $367,657. This compares to a working capital deficit of $454,365 as of June 30, 1994. The Company has historically experienced operating losses and deficits in its working capital during the first six months of each year due to the seasonal nature of the Company's operations. Four of the six principal spectator events to be held in 1995 are scheduled for the third quarter, including the NHRA Champion Auto Stores Nationals which has accounted for more than half of the Company's revenues in each of the previous three years.

     The Company spent $177,840 during the first six months of 1995 and intends to expend approximately an additional $60,000 during the remainder of 1995 on capital improvements and equipment purchases for the Brainerd International Raceway. The improvements were a significant contributing factor to the increase in accounts payable of the Company during the second quarter of 1995. The improvements made and to be made include approximately $100,000 for additional restrooms, approximately $60,000 for the installation of a privacy fencing and landscaping on a portion of the perimeter of the raceway property in compliance with requirements imposed by the local governmental authorities, approximately $25,000 for a pedestrian bridge over the raceway road course and approximately $25,000 for the installation of an above-ground gasoline storage tank. In connection with these expenditures, the Company expects to receive contributions of approximately $30,000 each over the next three years from the NHRA under arrangements between the Company and the NHRA for the NHRA Champion Auto Stores Nationals event.

RESULTS OF OPERATIONS
---------------------

     Revenues increased $18,527 or 5 percent to $395,726 in the second quarter of 1995 compared to $377,199 in the second quarter of 1994. Operating expenses decreased $148,507 or 35.7 percent to $267,774 in the second quarter of 1995 compared to $416,281 in the second quarter of 1994. In the second quarter of each of 1995 and 1994, the Company held two spectator events at the Brainerd International Raceway, the Pontiac Excitement 300 race and the Champion Auto Stores Winston Drag Race Series event, which events generated substantial portions of the Company's revenues and operating expenses for those quarters.
In 1994, the Company acted as the promoter of the Pontiac Excitement 300 event in which capacity it was solely responsible for payment of all the expenses of the event including the sanction fee paid to the American Speed Association (the "ASA") and the prize awards and appearance fees paid to the participants. In 1995, the ASA acted as a promoter of the event and paid to the Company a track rental fee and allowed the Company to retain compensation with respect to concession sales at the event. The revenues for the second quarter of 1995 include the approximately $123,500 from ticket sales and sponsorship fees received by the Company on behalf of the ASA for the event. The operating expenses for the quarter include approximately $43,000 of event expenses paid by the Company on behalf of the ASA and the approximately $65,000 which the company remitted to the ASA from the event revenues after the company retained approximately $15,000 as its track rental fee and concession revenue compensation.

    In addition to the reduction of operating expenses as a result of having the ASA act as the promoter of the Pontiac Excitement 300 event in 1995, the company's operating profit for the first six months of 1995 improved over those for the first half of 1994 due to the increased profitability from the Champion Auto Stores Winston Drag Race Series event and from increased rentals of the Brainerd International Raceway during the second quarter of 1995. Management attributes the improved profitability of the drag race series event to an increase in the number of participants which resulted from a lack of events being scheduled at other drag racing facilities on the weekend in which the event was held at Brainerd International Raceway in 1995.

     General and administrative expenses increased $34,702 or 14.1 percent to $280,094 in the second quarter of 1995 over the $245,392 incurred for the same period in 1994. The increase is attributable to increased employment costs of approximately $23,000 which resulted from the creation of the new position of assistant track manager and to increased hours worked by seasonal employees.
The Company also paid approximately $9,000 more to professionals in the second quarter of 1995 than it did in the same quarter of 1994. The substantial reduction in operating expenses and the limited increase in general and administrative expenses resulted in a $132,332 or 46.5 percent reduction in the Company's operating loss in the second quarter of 1995 compared to the operating loss for the same quarter in 1994 and a $120,245 or 29.4 percent reduction in the operating loss for the first half of 1995 compared to the operating loss for the first half of 1994.

     The Company's interest expense for 1995 was greater than that incurred in 1994. This reflects an increase in the prime rate which determines the interest rate of the Company's bank debt and the February 1994 increase in the principal balance of the bank debt. The Company's other income for the second quarter of 1995 was substantially less than that received in the second quarter of 1994. The Company's other income, which consists principally of payments for signage at the Brainerd International Raceway and to a lesser extent miscellaneous equipment rental income, is subject to variation from quarter to quarter due to the timing of signage payments and the changes in frequency of equipment rentals.

     The Company had net losses of $155,405 and $295,509 or 23 CENTS and 43 CENTS per share, respectively, for the second quarter and first half of 1995 which represent reductions of 40.3% and 24.9% from the net losses for the second quarter and first half of 1994. As discussed above, the reduced losses in 1995 are principally attributable to the elimination of the operating loss incurred from the 1994 Pontiac Excitement 300 event.

                                     PART II
                                     -------

ITEM 1.  LEGAL PROCEEDINGS
--------------------------

     On June 30, 1995, the Minnesota Supreme Court reversed the decision of the Court of Appeals and reinstated the trial court's grant of summary judgment in favor of the Company in the action brought against the Company and its security service contractor in September 1990 in the District Court for Hennepin County, Minnesota (JANE DOE V. BRAINERD INTERNATIONAL, INC. AND NORTH COUNTRY SECURITY, INC.). In the action, the plaintiff sought compensatory damages in an unspecified amount in excess of $50,000 for injuries arising from an alleged sexual assault upon the plaintiff while participating in a wet T-Shirt contest held at the Brained International Raceway in August 1988. In granting the Company's motion for summary judgment, the trail court found that the contest was organized by individuals not associated with the Company, that the Company had not consented to the contest, that the plaintiff had entered the contest voluntarily and that the plaintiff had assumed the risks of injuries resulting from her conduct. In reversing the April 1994 decision of the Court of Appeals and reinstating the summary judgment, the Minnesota Supreme Court found that, contrary to the decision of the Court of Appeals, the company had no duty under common law or criminal statutes to have protected the plaintiff from her injuries.

ITEM 2.  CHANGES IN SECURITIES
------------------------------

     None

ITEM 3,  DEFAULTS UPON SENIOR SECURITIES
----------------------------------------

     None

ITEM 4.  SUBMISSION OF MATTERS  TO A VOTE OF SECURITY  HOLDERS
-------------------------------------------------------------

     None

ITEM 5.  OTHER INFORMATION
--------------------------

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     None

                                   SIGNATURES

Persuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                   BRAINERD INTERNATIONAL, INC.

                  By /s/ Gary Moore
                     ---------------------------------
                     Gary Moore
                     Chairman of the Board and
                     Chief Executive Officer

                  By /s/ J. Daniel Frisina
                     ----------------------------------
                     J. Daniel Frisina
                     Treasurer

Dated:     August 7, 1995