Form 10QSB
period 1995-09-30
BRAINERD INTERNATIONAL INC
filed 1995-11-14
CIK 771249

FORM 10-QSB
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549



[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


              For the quarter ended:  SEPTEMBER 30, 1995 or


[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


    For the transition period from _______________ to _______________


                       Commission File No. 2-98277-C


                        BRAINERD INTERNATIONAL, INC.
            (Exact name of registrant as specified in its charter)


                 MINNESOTA                                41-1428861
(State or other jurisdiction of incorporation)          (IRS Employer
                                                       Identification No.)


 17113 MINNETONKA BOULEVARD, SUITE 214,
             MINNETONKA, MN                                  55345
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

                      Yes __X__        No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date

             677,830 COMMON SHARES AS OF NOVEMBER 7, 1995

                 PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  BRAINERD INTERNATIONAL, INC.
                          BALANCE SHEET

ASSETS

                                       September 30, 1995    December 31, 1994
                                         (Not Audited)
CURRENT ASSETS

    Cash                                  $   352,340          $   115,496

    Prepaid Expenses                           37,923               41,559

    Total Current Assets                  $   390,263          $   157,055

PROPERTY & EQUIPMENT AT COST

    Buildings                             $ 1,206,472          $ 1,005,276

    Race Track                                790,127              790,127

    Bleachers                                 761,297              761,297

    Site Improvements                         703,758              588,560

    Equipment                                 324,250              277,416

    Automotive                                207,807              194,691

    Furniture and Fixtures                     18,403               18,403

                                          $ 4,012,114          $ 3,635,770

Less Accumulated Depreciation               1,775,502            1,663,002

                                          $ 2,236,612          $ 1,972,768

Land                                          130,791              130,791

    Total Property and Equipment          $ 2,367,403          $ 2,103,559

         TOTAL ASSETS                     $ 2,757,666          $ 2,260,614



                  BRAINERD INTERNATIONAL, INC.
                          BALANCE SHEET

LIABILITIES AND
STOCKHOLDERS' EQUITY

                                       September 30, 1995    December 31, 1994
                                         (Not Audited)
CURRENT LIABILITIES:

    Accounts Payable                      $     5,590          $     6,037

    Accrued Expenses                           26,435                8,226

    Deferred Income                            17,944               32,297

    Current Maturities of Long-term
    Obligations                                76,021               76,021

    Total Current Liabilities             $   125,990          $   122,581

LONG-TERM OBLIGATIONS:

    Installment Obligation                $   469,438          $   531,845

    TOTAL LIABILITIES                     $   595,428          $   654,426

Stockholders' Equity
  Common Stock - $0.01 par value:
    10,000,000 shares authorized;
    677,830 shares issued and
    outstanding                           $     6,778          $     6,778

    Paid in capital                         3,432,303            3,429,978

    Accumulated deficit                    (1,276,843)          (1,830,568)

Total Stockholders' Equity                $ 2,162,238          $ 1,606,188

TOTAL LIABILITIES &
 STOCKHOLDERS' EQUITY                     $ 2,757,666          $ 2,260,614






                       -2-

                        BRAINERD INTERNATIONAL, INC.
               STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                   Three Months Ended      Three Months Ended     Nine Months Ended       Nine Months Ended
                                   September 30, 1995      September 30, 1994     September 30, 1995      September 30, 1994
                                      (Not Audited)          (Not Audited)          (Not Audited)            (Not Audited)
Revenues                             $ 2,194,491             $ 1,926,654             $ 2,676,107             $ 2,370,753

Operating Expenses                     1,083,880               1,069,037               1,395,846               1,507,335

Gross Profit                         $ 1,110,611             $   857,617             $ 1,280,262             $   863,418

General and Administrative               240,646                 238,500                 698,684                 652,934

Operating Income                     $   869,965             $   619,117             $   581,578             $   210,484

Other Income (Expense)
Miscellaneous Income                       8,674                   4,930                  34,536                  40,159

Interest Expense                         (29,405)                (26,139)                (62,388)                (45,993)

Total Other (Expense)                    (20,731)                (21,209)                (27,852)                 (5,834)

Income Before Taxes                  $   849,234             $   597,908             $   553,725             $   204,650

Net Income                           $   849,234             $   597,908             $   553,725             $   204,650

Retained Earnings (Deficit)
Beginning of Period                  $(2,126,077)            $(2,394,007)            $(1,830,568)            $(2,000,749)

Retained Earnings (Deficit)
End of Period                        $(1,276,843)            $(1,796,099)            $(1,276,843)            $(1,796,099)

Earnings Per
 Common Share                        $      1.25             $       .88             $       .82             $       .30

Weighted Average Shares
Outstanding                              677,830                 677,830                 677,830                 677,830









                       -3-

                  BRAINERD INTERNATIONAL, INC.
                    STATEMENTS OF CASH FLOWS
                                                Nine Months Ended      Nine Months Ended
                                                September 30, 1995     September 30, 1994
                                                   (Not Audited)         (Not Audited)
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net Income (Loss)                                $  553,725            $ 204,650

    Adjustments to reconcile net
    income to net cash provided by
    operating activities:
    Depreciation                                     $  112,500            $ 112,500

    (Increase) Decrease in prepaid expense                3,636               20,606

    Increase (Decrease) in accounts payable                (447)             (89,350)

    Increase (Decrease) in accrued expenses              18,209               (6,136)

    Increase (Decrease) in deferred income              (14,353)             (25,050)

Net Cash Provided by (Used in)
Operating Activities:                                $  673,270            $ 217,040

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of Property & Equipment                     $ (376,344)           $ (92,043)

Net Cash Provided by (Used in)
Investing Activities:                                $ (376,344)           $ (92,043)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from Issuance of Long-Term
Obligations                                                                $ 500,000

Repayment of Long-Term Obligations                      (62,407)            (512,847)

Funds received from shareholders for
short-swing profit earned on their sales
of stock                                                  2,325

Net Cash Provided by (Used in) Financing
Activities                                           $  (60,082)           $  37,153



                                      -4-
Net Increase (Decrease) in Cash                      $  236,844            $ 162,150

Cash at Beginning of Period                             115,496               18,113

Cash at End of Period                                $  352,340            $ 180,263


                  BRAINERD INTERNATIONAL, INC.

             NOTES TO CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 1995

                           (UNAUDITED)


NOTE 1.  FINANCIAL STATEMENTS

    The condensed balance sheet as of September 30, 1995, the condensed statements of operations for the three and nine-month periods ended September 30, 1995 and 1994, and the statement of cash flows for the nine months ended September 30, 1995 and 1994, have been prepared by Brainerd International, Inc. (the "Company") without audit. In the opinion of management, all adjustments necessary to present fairly the financial position of the Company as of the September 30, 1995, and the results of operation and cash flows for the periods presented have been made. The results of operations for interim periods are not indicative of the results for the year due to the seasonal nature of the Company's business. The Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's December 31, 1994, Annual Report on Form 10-KSB.

NOTE 2.  EARNINGS PER SHARE

    Earnings per share were computed by dividing the net income for the period by the weighted average common shares outstanding during the period. For the nine month periods ended September 30, 1995 and 1994, the weighted averages of the Common Shares outstanding were 677,830 and 677,830.

NOTE 3.  INCOME TAXES

    The income tax provision reconciled to the tax computed at the statutory federal rate as follows:






                       -5-

                                         1995          1994
Income tax expense
(beneficial at statutory rate)         $ 253,000       $  -

(Recognized) net operating loss         (253,000)      $  -

                                       $   -           $  -



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    From the time of its formation in 1982, Brainerd International, Inc. ("Brainerd") has operated the Brainerd International Raceway, a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of Brainerd's revenues have been obtained from motor vehicle racing events at the raceway. Historically, Brainerd has scheduled racing and other events to be held at the Brainerd International Raceway during weekends in the months of May through September each year; however, Brainerd conducted a snowmobile racing event during the 1994-1995 New Year's weekend.

    While Brainerd has scheduled approximately 35 events during each season, a limited number of major spectator events provide a substantial portion of Brainerd's revenues with one event, the Champion Auto Stores Nationals, having provided 58 percent, 56 percent and 56 percent of Brainerd's operating revenues for the last three years. Revenues from the major spectator events are provided from the sale of admissions to the event, the sale of concessions and fees paid by spectators and participants for camping access at the Brainerd International Raceway.
The receipt of such revenues is affected by weather conditions. Even if an event is not cancelled due to rain or other adverse weather conditions, poor weather conditions will reduce attendance and the sale of concessions.

    In addition to spectator-related revenues, Brainerd receives:
(i) sponsorship fees from businesses which promote their products and services at the Brainerd International Raceway; (ii) entry fees from participants in the races and other events; and (iii) rent for use of the track for private racing events, driving schools and the testing or filming of motor vehicle operations.



                       -6-
    The costs of operations reported in Brainerd's financial statements reflect the direct expenses incurred in holding events at and the leasing of the Brainerd International Raceway for events including expenses paid by Brainerd on behalf of lessees of the Brainerd International Raceway. They do not include the salaries of Brainerd's four full-time employees, real estate taxes and other "overhead" types of expenses which are included in the financial statements as general and administrative expenses.

    The shareholders of Brainerd will meet on November 21, 1995, to vote on approving several proposals which, if approved will result in a substantial restructuring of Brainerd. If approved by its shareholders, Brainerd will acquire The Colonel's, Inc., in exchange for 23,500,000 shares of Brainerd. The Colonel's, Inc., which is based in Milan, Michigan, is a leading supplier of plastic replacement bumpers and facias for the automotive aftermarket industry in North America. If approved by its shareholders, Brainerd will re-incorporate under the laws of the State of Michigan which will result in an increase in the authorized capital stock of the corporation and will result in the corporation changing its name to The Colonel's International, Inc. If approved by its shareholders, Brainerd will transfer the Brainerd International Raceway to a wholly owned subsidiary which will continue the operation of the facility. As a result of the restructuring, Brainerd will become a holding company with two operating subsidiaries, The Colonel's, Inc. and Brainerd International Raceway, Inc. which will operate their respective businesses.

LIQUIDITY AND CAPITAL RESOURCES

    The seasonal nature of the operation of the Brainerd International Raceway creates liquidity issues for Brainerd. Brainerd receives virtually no revenues from operations during its first and fourth quarters. Brainerd incurs significant expenses in preparing the Brainerd International Raceway for the racing season and in promotion of upcoming events beginning in its first quarter. Brainerd's cash requirements have been met with cash retained from year to year, receipt of sponsorship fees, advance ticket sales, and payment terms granted by Brainerd's suppliers. Since February 1994, Brainerd has had a $300,000 line of credit extended to it by its bank lender; however, Brainerd has not drawn on such credit line.

    In addition to regular maintenance of the Brainerd International Raceway, Brainerd from time to time makes capital improvements to the facility, including the acquisition of additional land and equipment and the installation of grandstands and other spectator amenities. Under its lease arrangement with the NHRA for the Champion Auto Stores Nationals event, the NHRA will reimburse Brainerd for one-half of the cost of making improvements approved by the NHRA. Brainerd is to receive a reimbursement from the NHRA of approximately $60,000 in 1996 for significant


                       -7-
improvements made in 1993 and an additional approximately $30,000 in 1996 for improvements made in 1995. Brainerd received reimbursements of approximately $90,000 in 1995 for the improvements. The reimbursements are credited against the amounts paid to the NHRA from the event which has the effect of reducing the event's operating costs.

    With the completion of the quarter ended September 30, 1995, Brainerd obtained an improvement in its working capital due in large part to its operating results for the quarter. On September 30, 1995, Brainerd had current assets of $390,263 and current liabilities of $125,990 for a working capital surplus of $264,273.

    During the first nine months of 1995, Brainerd spent approximately $375,000 on capital improvements and equipment purchases for the Brainerd International Raceway. The improvements included approximately $195,000 for improvements to restrooms, approximately $65,000 for the installation of privacy fencing and landscaping on a portion of the facilities' perimeter to meet requirements of local governmental authorities, approximately $35,000 for the purchase of office and maintenance equipment, approximately $30,000 for a pedestrian bridge over the road course, approximately $25,000 for the installation of an above-ground gasoline storage tank and approximately $13,000 for the purchase of two maintenance vehicles.

    Brainerd currently intends to make additional capital expenditures to make improvements to the Brainerd International Raceway in 1996. The contemplated expenditures include approximately $110,000 to repave the track surface, approximately $30,000 to repave existing and add additional parking areas and $20,000 to make additional restroom improvements. Brainerd is also considering the expenditure of approximately $300,000 to modify its grandstand seating in a manner which would add approximately 1,800 additional seats.

    If the shareholders approve the acquisition of The Colonel's, Inc. and the related transactions, Brainerd's capital resources will be significantly changed. Brainerd understands that The Colonel's, Inc. maintains a $4,500,000 credit line, a $6,000,000 term loan and various equipment leases which, together with cash flow from operations, provide The Colonel's, Inc., with adequate working capital. Completion of the acquisition of The Colonel's, Inc. by Brainerd and related transactions will require the consent of Brainerd's bank lender which has extended to Brainerd a $300,000 credit line and a term loan with a $450,000 balance. Brainerd has requested such consent.

RESULTS OF OPERATIONS

    In the third quarters of 1995 and 1994, Brainerd held four of the six principal spectator events held at the Brainerd International Raceway in 1995 and 1994. Included in those events was the Champion Auto Stores


                       -8-
National which has accounted for more than one-half of Brainerd's revenues for more than the previous four years. The agreement between Brainerd and the National Hot Rod Association under which the event is held expires upon completion of the 1996 racing season; however, Brainerd expects that the NHRA will, as it has in the past, exercise its option to renew the agreement. Revenues increased $267,837 or approximately 13.9 percent to $2,194,491 in the third quarter of 1995 compared to $1,926,654 in the third quarter of 1994. Management attributes the increase in revenues to increased attendance at and favorable weather conditions in connection with the Champion Auto Stores Nationals. Operating expenses increased only $14,843 or approximately 1.4 percent to $1,083,880 in the quarter compared to $1,069,037 in the third quarter of 1994. Management attributes the modest increase in operating expenses in part to the effect of contributions made by the NHRA towards the capital improvements to the Brainerd International Raceway. The amounts paid to the NHRA with respect to the event and thus the operating expenses for the event are reduced by the NHRA contribution. The NHRA contribution towards the cost of improvements made in 1995 resulted in an approximately $30,000 reduction in amounts which would have otherwise been paid to the NHRA.

    Operating expenses through the first nine months of 1995 were $1,395,846 which represented an approximately 7.4 percent decrease from those incurred in the same period in 1994. Management attributes the decrease to the reduction in operating expenses realized in the second quarter of 1995 compared to that incurred in 1994. The savings arose from the different manner in which the Pontiac Excitement 300 race was held in those two years. In 1995, the sanctioning body for the event acted as promoter for the event rather than Brainerd. As a result, Brainerd was not required to pay a sanction fee, prizes, appearance fees or other expenses for the event.

    The increase in revenue realized in the third quarter and the reduction in operating costs realized in the second quarter resulted in Brainerd obtaining net income of $553,725 through the first nine months of 1995 or approximately $0.82 per share which represents an approximately 170 percent increase over the net income for the first nine months of 1994.














                       -9-
                             PART II

ITEM 1.  LEGAL PROCEEDINGS

    Other than the developments reported in the report for the period ending June 30, 1995, there have been no material developments with respect to legal proceedings involving Brainerd or the commencement of any additional legal proceedings involving Brainerd.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Brainerd will have a meeting of its shareholders on November 21, 1995.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit 27 Financial Data Schedule























                      -10-
                           SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1995         BRAINERD INTERNATIONAL, INC.


                                  By: \s\ Gary Moore
                                       Gary Moore
                                       Chairman of the Board and
                                       Chief Executive Officer



                                  By: \s\ J. Daniel Frisina
                                       J. Daniel Frisina
                                       Chief Financial Officer
































                      -11-