Form 10-K405/A
period 1995-12-31
COLONELS INTERNATIONAL INC
filed 1996-05-15
CIK 771249

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                FORM 10-K/A
                             (AMENDMENT NO. 1)

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1995

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
    For the transition period from _______________ to ________________

                     Commission File Number: 2-98277C

                     THE COLONEL'S INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

                   MICHIGAN                           38-3262264
       (State or other jurisdiction of             (I.R.S. employer
        incorporation or organization)            identification no.)

     620 SOUTH PLATT ROAD, MILAN, MICHIGAN               48160
   (Address of principal executive offices)            (Zip code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (313) 439-4200

        Securities registered pursuant to Section 12(g) of the Act:
                       Common Stock, $0.01 Par Value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__          No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__



Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 25, 1996: 24,177,830

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 14, 1996: $3,803,469

===========================================================================












































         This Form 10-K/A (Amendment No. 1) is filed for the purpose of correcting financial information in Item 6 of the registrant's Form 10-K as previously filed.


ITEM 6.  SELECTED FINANCIAL DATA.


     The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1995, has been derived from consolidated financial statements of the Company, which have been audited by the Company's independent auditors, Deloitte & Touche LLP. The following data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

                                    1995                 1994                 1993                 1992                 1991
OPERATIONS<F2>:
Operating revenues              $28,503,726          $28,492,013          $25,174,656          $25,835,683          $27,013,430
Net Income (loss) from
 continuing operations            4,970,770            2,401,905             (541,052)           3,716,198            7,116,632
Net Income                        1,862,474           10,887,714            7,762,206            2,145,098            7,137,838
Pro forma earnings
per share <F1>                  $      0.11

FINANCIAL CONDITION:
Current Assets                  $11,483,401           14,568,084           12,455,926            6,155,065           10,101,940
Current Liabilities              15,026,023           16,051,178           22,838,895            9,411,218            9,881,130
Total Assets                     38,243,986           31,529,883           29,349,917           21,556,349           28,204,903
Long term obligations             6,064,705            1,366,615              131,679            5,129,296            6,952,516
______________________

<F1> The pro forma earnings per share has been derived from the income statement of The Colonel's International, Inc. for the year ended December 31, 1995, adjusted to give effect to the change in tax status of The Colonel's, Inc. as if such change had occurred at the beginning of the period.

<F2> The merger pursuant to which The Colonel's, Inc. became a subsidiary of The Colonel's International, Inc. was effective December 31, 1995. Therefore, the selected financial data reflect only the results of operations of The Colonel's, Inc. the accounting acquiror. Refer to "Note 3 - Business Combination" in the Notes to the Financial Statements for proforma results of operations as if The Colonel's International, Inc. and The Colonel's, Inc. had been combined for 1995.

                       -2-
                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.


Dated:  May 14, 1996          By: */S/ JEFFREY A. CHIMOVITZ
                                   Jeffrey A. Chimovitz
                                   Vice President, Secretary and General
                                   Counsel







































          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                           TITLE                     DATE

*/S/DONALD J. WILLIAMSON    President, Chief Executive        March 28, 1996
Donald J. Williamson        Officer, and Director
                            (Principal Executive Officer)

*/S/RICHARD SCHOENFELDT     Vice President-Finance, and       March 28, 1996
Richard Schoenfeldt         Chief Financial Officer
                            (Principal Financial and
                            Accounting Officer)

*/S/LISA K. ALEXANDER       Treasurer and Director            March 28, 1996
Lisa K. Alexander

______________________      Director
Richard L. Roe

*/S/J. DANIEL FRISINA       Director                          March 28, 1996
J. Daniel Frisina

*/S/TED M. GANS             Director                          March 28, 1996
Ted M. Gans

*/S/GARY MOORE              Director                          March 28, 1996
Gary Moore


*By  /S/ JEFFREY A. CHIMOVITZ
     Jeffrey A. Chimovitz
     Attorney-in-fact