Form 10-Q
period 1996-03-31
COLONELS INTERNATIONAL INC
filed 1996-05-15
CIK 771249

__________________________________________________________________________
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1996

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________________ to
          ____________________

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

Yes  __X__         No ______


Number of shares outstanding of the registrant's Common Stock, $0.01 par value as of May 13, 1996: 24,177,830


__________________________________________________________________________




                        1

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

    The financial statements required under Item 1 are set forth in Appendix A to this Report on Form 10-Q and are here incorporated by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

    Effective December 31, 1995, Brainerd International, Inc. ("Brainerd") merged (the "Merger") with and into The Colonel's International, Inc. (the "Company"). The Company was the surviving corporation in the Merger. Prior to the Merger, Brainerd had 677,830 shares of its common stock outstanding and traded on the Nasdaq SmallCap Market (symbol BIRI). Pursuant to the Merger, these shares were converted into the same number of shares of common stock in the Company.

    Also effective December 31, 1995, Brainerd Merger Corporation, a Michigan corporation and a wholly owned subsidiary of Brainerd, merged with and into The Colonel's, Inc. ("The Colonel's"). The Colonel's was the surviving corporation in this merger. In consideration of this merger, the Company issued 23,500,000 shares of its common stock to Donald J. Williamson and Patsy L. Williamson, who were the sole shareholders in The Colonel's.
In addition, Brainerd transferred all of its operating assets to its newly formed subsidiary, Brainerd International Raceway.

    As a result of these transactions, the Company now has two wholly owned subsidiaries: The Colonel's and Brainerd International Raceway.

    For accounting purposes, the transaction was treated as a recapitalization of the Company with the Company as the acquiror (a reverse acquisition). The effective date of the Merger was December 31, 1995. Therefore, the assets acquired and liabilities assumed are included in the Company's balance sheet at December 31, 1995. The historical financial statements prior to December 31, 1995 are those of the Company only and do not include any operating results of Brainerd. Beginning January 1, 1996, the incomes of both The Colonel's and Brainerd International
Raceway are reflected and reported as combined income in the consolidated income statement.

THE COLONEL'S, INC.

    The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's

                        2
had grown through acquisitions, joint ventures, and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, Bahamas, and the District of Columbia. The start up of a new truck accessory division (the "Truck Accessory Division") that will manufacture and sell pickup truck bedliners and tail gate covers, and the formation of Brainerd International Raceway as a subsidiary of the Company, represent efforts by the Company to begin to diversify into other areas outside the automotive collision parts industry.

    The Colonel's designs, manufactures and distributes plastic bumpers, facias, support beams and brackets for the automotive collision parts industry. The Colonel's also purchases and resells replacement steel and chrome bumpers, facias, header panels, steel bumpers, rebars, step bumpers, paint, and body shop repair supplies through its distributors as replacement collision parts for most domestic and imported automobiles and light trucks.

    The Colonel's is a leading domestic manufacturer of plastic replacement bumpers and facias for the automotive and light truck after market industry. The Colonel's competes with the original equipment manufacturers ("OEMs"), other domestic and import manufacturers for the aftermarket who offer new replacement bumpers, and the recycled and junk yard industry who repairs and resells previously damaged or salvaged automotive parts.

     The Truck Accessory Division will sell new pickup truck bedliners, tail gate covers, trim pieces, and other items and will compete in the growing pickup truck and sport utility liner market. Newly installed custom built equipment will make it one of the world's most modern bedliner production plants. The Company believes that the Truck Accessory Division can effectively compete in the market because it has the ability to manufacture its own plastic sheet stock instead of purchasing it from outside vendors and it has specialized tooling with a dedicated mold for each part. The Company registered two patents on this specialized tooling, which required extensive development.
The products of the Truck Accessory Division will be sold through a world wide distributor network.

    The Colonel's participates in the Certified Auto Parts Association
(CAPA) certification program. This independent association inspects and promulgates guidelines that form strict standards for quality. CAPA works closely with insurance carriers to relate their concerns and quality issues to the manufacturing sector. The manufacturing sector places CAPA certification stickers on each of the parts that have been tested and certified. The serial number of the certification sticker is the means for CAPA to trace the part back to it original manufacturer. A non-conforming part may cause CAPA to call for an inspection of the part or facility and may lead to the de-certification of that part or part lot. Any part that

                        3
is decertified has to start over with the certification process in order to be re-certified. A CAPA catalogue is distributed quarterly listing all certified and decertified parts or lots. Additionally, CAPA issues monthly bulletins to keep everyone advised of the status of all the parts in its program. Currently, The Colonel's has 202 applications that are certified by CAPA. At the present time, CAPA only has a certification program for the Reaction Injection Molding (RIM) process. It does not have a certification program for the 56 parts made by the injection molding (IM) process. It would be expected that once CAPA has incorporated this process into its certification program that The Colonel's may spend resources for certification of the parts it produces from the IM process.

    The Colonel's competes mainly on quality, price and delivery. Prices are driven by the pricing levels that the respective OEM is currently charging. The Colonel's considers price adjustments whenever an OEM changes its prices. The Colonel's made general price changes in September 1995 in an effort to stabilize market share and boost sales exposure. The Colonel's believes that it can stay competitive with OEM pricing because of its extensive distributor network, which allows it to bring products to market with less cost or markup than the OEM. OEM price changes cannot be anticipated and could have a major impact either favorably (price increase) or unfavorably (price reduction) on The Colonel's competitive position.

    The Colonel's produces consistent quality products using state of the art, domestically made machinery, domestically engineered raw materials, and local labor forces. The Colonel's proudly displays "Made in USA" on all of its products, packaging materials, and literature. The manufacturing process, plant and parts are checked and certified by an independent quality agency (CAPA) to assure that parts meet or exceed acceptable industry standards.

BRAINERD INTERNATIONAL RACEWAY, INC.

    From the time of its formation in 1982, Brainerd has operated a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. As of 1996, this facility is now operated by Brainerd International Raceway, a subsidiary of the Company. Substantially all of Brainerd International Raceway's revenues have been obtained from motor sports racing events at the raceway. Historically, Brainerd International Raceway has scheduled racing and other events to be held at the racetrack during weekends in the months of May through September each year. However, Brainerd International Raceway conducted a snowmobile racing event during the 1994-1995 New Year's weekend.

    While Brainerd International Raceway has scheduled approximately 35 events during each season, a limited number of the major spectator events provide a substantial portion of Brainerd International Raceway's revenues with one event, the Champion Auto Stores Nationals, having provided approximately 56 percent of Brainerd International Raceway's operating revenue for the past three years. Revenues from the major spectator events

                        4
are provided from the sale of admissions to the event, the sale of concessions, and fees paid by the spectators and participants for camping access on the grounds of Brainerd International Raceway. The receipt of such revenues is affected by weather conditions. Even if an event is not canceled due to rain or other adverse conditions, poor weather will reduce the attendance and the sale of concessions.

    In addition to spectator-related revenues, Brainerd International Raceway receives: (i) sponsorship fees from businesses which promote their products and services at Brainerd International Raceway; (ii) entry fees from participants in the races and other events; and (iii) rent for use of the track for private racing events, driving schools and the testing or filming of motor vehicle operations.

COMBINED OPERATIONS

    The Milan manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. There is sufficient room to expand the physical plant. The Milan plant manufactures the aftermarket bumper facias. This facility is leased from a company owned by Donald and Patsy Williamson.

    The new Owosso manufacturing facility occupies a 210,000 square foot building located on 27 acres on the outskirts of Owosso, Michigan. Owosso is located about 100 miles north west of Milan, Michigan and about 30 miles north east of Lansing, Michigan. The building has power capacities exceeding current use and would permit expansion if necessary. This plant manufactures the truck accessories. It is leased from a company owned by Donald and Patsy Williamson.

    Brainerd International Raceway owns and operates a three mile race track including a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. The terrain of the 600 acre site is slightly rolling hills and partially wooded. The track and various roads are composed of blacktop. The Brainerd International Raceway contains several buildings including a four-story tower containing twelve executive viewing suites, a control tower, various single story buildings containing concession stands, restrooms, and storage and service facilities located throughout the property. The buildings are concrete or wood frame and constructed for warm weather use only. Grandstand bleachers for approximately 18,000 spectators are primarily located along the dragstrip.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated current assets were reduced from $11,483,000 at December 31, 1995 to $11,298,000 at March 31, 1996. Current



                        5
liabilities were reduced from $15,026,000 in 1995 to $13,358,000 in the first quarter of 1996. The improvement in working capital was due mainly to the retirement of long-term debt and the reduction of trade accounts payable. The Company's subsidiaries made all of their scheduled principal and interest payments on their outstanding debt during the first quarter of 1996.

    Accounts receivables increased from $2,292,000 at December 31, 1995 to $3,076,000 at March 31, 1996. This increase is due largely to the increased sales activity during this period and some customers opting not to take early payment discounts and incentives for prompt payments.

    Inventories decreased by $736,000 during the first quarter of 1996 because of above average sales levels. The Colonel's routinely attempts to keep a minimum 60-day supply available to ship for each application. This allows it to adjust its production rates in an orderly, controlled manner. Inventory levels traditionally fall during the first quarter of each year and are replenished by late summer.

    Prepaid expenses increased in the first quarter of 1996 due to an advance payment of $100,000 toward the rental of the Owosso building. In a related party lease signed in October 1995, the landlord agreed to free rent of the building for six months with rent of $20,000 per month starting in May 1996. The advance payment represents five months' rent.

    No significant new plant property and equipment was purchased during the first quarter of 1996. The Company expects to sign permanent capital leases to replace the interim leases for the remaining Truck Accessory Division equipment before the end of the second quarter of 1996. Brainerd International Raceway's recapitalized assets began to be depreciated in 1996 based on their average useful life at the time of acquisition.

    Note receivables have dropped by $350,000 as a result of the repayment of two notes receivable of $270,000 in the first quarter of 1996 and the scheduled repayment of related party notes receivable. The Company has one related party loan with a balance of $430,000 (at March 31, 1996) which is performing and being paid back at $20,000 per month plus interest. The Colonel's sold property during the year which was financed through note receivables due the Company at year end. These were subsequently paid in full in February 1996.

    The Colonel's deposits on tools and machinery increased by $85,000 to $4,842,000, at March 31, 1996 because of additional equipment purchased for the start up of the Truck Accessory Division. The Company treats advance deposits made toward machinery as separate from regular assets until the equipment has been delivered, made operational, and placed "in service." $1,600,000 of the above balance is for tools manufactured overseas. Although the Company anticipates that such tooling will be delivered as ordered, some risk of default by the manufacturers does exist.


                        6
    As a result of the Merger, the value paid for Brainerd International Raceway exceeded the value of the assets by $425,000. This excess has been recorded as goodwill and will be amortized over 15 years.

OUTSTANDING LOANS

    The Colonel's has a $4,500,000 line of credit secured by accounts receivable and inventory with a term that expires in August 1996. The Colonel's expects to negotiate a renewal with the current lending institution. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $3,900,000 at March 31, 1996. Brainerd International Raceway has a $300,000 line of credit which is secured by all of its assets, of which none was outstanding at March 31, 1996.

    The Colonel's received new financing of $6,000,000 in April 1995, under a facility which calls for payments of $200,000 in principal plus interest on a monthly basis calculated at 1/2 percent over prime on the outstanding balance. The loan is secured by machinery and equipment and had a balance of $4,200,000 at March 31, 1996. If the need arose in the future, the Company believes it could obtain additional financing using these assets as collateral.

    Brainerd International Raceway has a mortgage in the amount of $525,000, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

    The balance on the Colonel's mortgage of its former Owosso facility was $1,200,000 at the end of the first quarter 1996.

    The Colonel's entered into a capital lease to finance equipment for the new Owosso location. The Colonel's leased $2,689,000 worth of that equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option for the Company to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at 7.5 percent. The leases are collateralized by the machinery. In addition, The Colonel's has also financed interim leases in the amount of $2,087,000, which has been deposited with the machinery manufacturers as advance payments. Upon final acceptance of the machinery by The Colonel's, the leasing company will advance the remaining amount on the machinery of $650,000. Once the equipment has been accepted and paid for, The Colonel's will convert the interim leases to long-term capital leases with similar terms.

RESULTS OF OPERATIONS

    Revenues for The Colonel's were $9,900,000 for the first quarter ending March 31, 1996 compared to $7,819,000 for the same period in 1995.


                        7

The growth in 1996 was primarily due to the fairly severe winter conditions and extra sales efforts. In addition, The Colonel's continued to offer free freight on truck load purchases. The Colonel's continues to aggressively market its products through improved quality, services and delivery. The Truck Accessory Division started marketing its products in April of 1996. To date, the Truck Accessory Division has contributed $5,000 in sales.

    Cost of Sales have increased from 67 percent of sales for the first quarter of 1995 to 71 percent for the same three months in 1996. Although general economic levels of supplies and labor have increased over the past year, The Colonel's is offsetting these by operating more efficiently. The first quarter of 1996 was affected by the start up costs of the Truck Accessory Division, which started production in mid January and has steadily built up inventory. The costs associated with this start up are $553,000. Without the costs relating to the Truck Accessory Division the first quarter of 1996 cost of sales would have been 66 percent, an amount comparable to the same period in 1995.

    Gross profits are also affected by the start up costs from the Truck Accessory Division. Gross profits for the three month period dropped from 33 percent in 1995 to 29 percent in 1996. The gross losses for Owosso of approximately 4 percent will diminish in the second quarter because sales for the Truck Accessory Division started in April 1996.

    Selling and general and administrative expenses have significantly decreased from $1,103,000 (14 percent of sales) for the first quarter 1995 to $1,089,000 (11 percent of sales) in the same period of 1996. This was primarily due to the consolidation of the Flint sales office to Milan in 1995. The duplicated services that were performed at each site are in the process of being eliminated and a reduction of registration costs from first quarter 1995.

    Interest expense increased by $255,000 over the same period last year, due mainly to the addition of the new equipment leases (permanent and interim) that the Company has for the Owosso facility.

    To date, the Company has accrued $481,000 for income taxes, which reflects the Company's expected effective tax rate of 35 percent.

SUBSEQUENT EVENTS

    The Colonel's entered into a lease for a fifth warehouse in Totawa, New Jersey. The lease, which was signed in April 1996, is for three years and covers 25,000 square feet. This lease will operate in a manner similar to the warehouses that exist in Dallas, Houston, Phoenix, and West Memphis.

    The Company drew an additional $244,000 toward the Owosso interim leases in April 1996.


                        8
                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         During the first quarter of 1996, there were no material developments in legal proceedings involving the Company or its subsidiaries. These proceedings were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-K.

    (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

2.1 Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2      Agreement and Plan of Reorganization among Brainerd
         International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

3.1      Articles of Incorporation of the Company, as amended.
         Incorporated by reference from Exhibit E to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

3.2 Certificate of Amendment to the Articles of Incorporation changing name from "The Colonel's Holdings, Inc." to "The
         Colonel's International, Inc."   Incorporated by reference from
         Exhibit 3.2 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

3.3 Bylaws of the Company. Incorporated by reference from Exhibit F to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

4.1      Articles of Incorporation.  See Exhibit 3.1 above.





                        9
10.1 The Company's 1995 Long-Term Incentive Plan. Incorporated by reference from Exhibit G to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

10.2 Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

10.3 Form of Non-Statutory Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

10.4 Form of Incentive Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

10.5 Office Lease Agreement dated January 23, 1991 between Brainerd International, Inc. and Woodland Office Partnership. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1990.

10.6 Amendment dated December 11-12, 1991 to Office Lease Agreement (see Exhibit 10(e) above) between Brainerd International, Inc. and Woodland Office Partnership. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.7 $404,700 Promissory Note dated January 1, 1992, from Brainerd International, Inc. payable to Gene Snow and James W. Littlejohn. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.8 Lease Agreement between Issuer and National Hot Rod Association, Inc. consisting of March 17, 1984 Lease Agreement; April 28, 1986 letter extending term to 1991; March 12, 1987 Letter of Amendment; and April 7, 1992 letter extending term to 1996 and amending agreement. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.9 November 8, 1988 Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).


                       10
10.10 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.11 February 16, 1994 Loan Agreement with American National Bank of Brainerd; $550,000 Promissory Note; and $300,000 Line of Credit Note. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.12 December 21, 1993 Agreement among Issuer, Motor Stadium, Inc. and Gene M. Snow providing for termination of March 23, 1993 Financing Agreement, dissolution of Motor Sports Stadium, Inc. and grant of interest by Mr. Snow in potential future project. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.13 Amendment dated February 1, 1994 to Office Lease Agreement (See Exhibits 10(e) and 10(f)). Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.14         September 1994 Stock Purchase Agreement among Gene M. Snow, James
              W. Littlejohn and Donald J. Williamson. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.15 December 1994 Letter of Intent between Issuer and The Colonel's, Inc. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.16 Addendum to Lease dated December 16, 1994 (See Exhibits 10(e), 10(f) and 10(m)). Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.17 Variable Rate-Installment Note ($6,000,000) between The Colonel's and Comerica Bank dated April 14, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.18 Master Revolving Note ($4,500,000) between The Colonel's and Comerica Bank dated May 1, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).



                       11
10.19 Security Agreement between The Colonel's and Comerica Bank (f/k/a Manufacturers National Bank of Detroit) dated December 4, 1991. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.20 Amended and Restated Security Agreement between The Colonel's and Comerica Bank (f/k/a Manufacturers National Bank of Detroit) dated December 4, 1991. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.21 Amended and Restated Guaranty between Donald and Patsy Williamson and Comerica Bank dated October 8, 1992. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.22 Lease Agreement between 620 Platt Road, Inc. and The Colonel's dated June 18, 1993 (for Milan, Michigan manufacturing facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.23         First Amendment to Lease Agreement between 620 Platt Road, L.L.C.
              (f/k/a 620 Platt Road, Inc.) and The Colonel's dated June 16, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.24 Industrial/Warehouse Lease between JMB/Warehouse Associates Limited Partnership and The Colonel's dated August 1, 1993 (for Houston, Texas warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.25 Lease Agreement between Industrial Properties Corporation and The Colonel's dated September 15, 1992 (for Dallas, Texas warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.26 Standard Industrial Lease between Revco D.S., Inc. and The Colonel's dated February 5, 1993 (for Phoenix (Glendale), Arizona warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.27 Interim Equipment Lease Schedule ($2,729,370) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd

                       12
              International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.28 Interim Equipment Lease Schedule ($2,044,000) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.29 Interim Equipment Lease Schedule ($383,468) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.30 Lease Schedule ($3,464,557) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.30 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.31 Interim Lease Schedule ($960,000) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.31 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.32 Interim Lease Schedule ($542,811) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.32 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.33 Interim Lease Schedule ($85,800) between The Colonel's, Inc. and Comerica Leasing Corporation dated January 26, 1996. Incorporated by reference from Exhibit 10.33 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.34 Interim Lease Schedule ($52,556) between The Colonel's, Inc. and Comerica Leasing Corporation dated February 16, 1996. Incorporated by reference from Exhibit 10.34 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.35 Interim Lease Schedule ($584,250) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.36 Interim Lease Schedule ($364,650) between The Colonel's, Inc. and Comerica Leasing Corporation dated January 26, 1996.
              Incorporated by reference from Exhibit 10.36 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.


                       13
10.37 Interim Lease Schedule ($178,200) between The Colonel's, Inc. and Comerica Leasing Corporation dated February 16, 1996. Incorporated by reference from Exhibit 10.37 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

11.1          Computation of Per Share Earnings.

27.1          Financial Data Schedule.


    (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.







































                       14
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE COLONEL'S INTERNATIONAL, INC.


Date:    May 15, 1996             /S/ JEFFREY A. CHIMOVITZ
                                  Vice President, Secertary and
                                  General Counsel (Duly Authorized
                                  Signatory for Registrant)


Date:    May 15, 1996             /S/ RICHARD S. SCHOENFELDT
                                  Vice President-Finance and
                                  Chief Financial Officer
                                  (Principal Financial Officer
                                  and Duly Authorized Signatory for
                                  Registrant)






























                       15
                                             APPENDIX A

                                 THE COLONEL'S INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                                    MAR 31             DEC 31
                                                                    1996                1995
                                                                 (UNAUDITED)          (AUDITED)
ASSETS

CURRENT ASSETS:
Cash                                                              $   492,642        $   634,290
Accounts receivable:
 Trade (net of allowance for doubtful accounts of                   3,075,589          2,292,112
   $401,200 and $434,600 at December 31, 1995
   and March 31, 1996, respectively)
Inventories (Note 2)                                                6,069,880          6,805,906
Prepaid expenses                                                      263,273            164,692
Notes receivable:
 Related party                                                        240,000            240,000
 Other                                                                 12,669            302,401
Deferred taxes - current                                            1,017,000            917,000
Current portion of deferred compensation                               52,000             52,000
Assets held for sale                                                   75,000             75,000
   Total current assets                                            11,298,053         11,483,401

PROPERTY, PLANT, AND EQUIPMENT - Net (Note 3)                      20,251,048         20,876,669

OTHER ASSETS:
Notes receivable--Related Party                                       190,000            250,000
Long-term portion of deferred compensation                            266,163            266,163
Deposits                                                            4,841,981          4,757,342
Goodwill                                                              425,609            425,609
Other                                                                 184,802            184,802
 Total other assets                                                 5,908,555          5,883,916

TOTAL ASSETS                                                      $37,457,656        $38,243,986












                                       16
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                     $ 3,900,000        $ 4,180,000
Current portion of long-term obligations                            4,911,632          5,424,455
Accounts payable-trade                                              1,585,882          2,938,494
Accrued expenses (Note 4)                                           2,908,584          2,431,074
Current portion of deferred compensation                               52,000             52,000
   Total current liabilities                                       13,358,098         15,026,023

LONG-TERM OBLIGATIONS, NET OF CURRENT                               6,044,498          6,064,705
 PORTION (Note 5)

LONG-TERM PORTION OF DEFERRED COMPENSATION                            266,163            266,163

DEFERRED TAXES - LONG-TERM                                          4,014,000          4,014,000

SHAREHOLDERS' EQUITY:
Common stock:  35,000,000 shares authorized at $0.01
 par value, 24,177,830 shares issued and outstanding                  241,778            241,778
Additional paid-in capital                                          5,557,833          5,557,833
Retained earnings                                                   7,975,286          7,073,484

   Total shareholders' equity                                      13,774,897         12,873,095

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                        $37,457,656        $38,243,986
























                       17

                                 THE COLONEL'S INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME

                                                             THREE MONTHS ENDING
                                                                MARCH 31
                                                          1996                1995
                                                       (UNAUDITED)        (UNAUDITED)
SALES                                                   $9,900,074        $7,819,252

COST OF SALES                                            7,008,906         5,251,660

GROSS PROFIT                                             2,891,168         2,567,592

SELLING, GENERAL AND ADMINISTRATIVE                      1,089,226         1,103,757

INCOME FROM OPERATIONS                                   1,801,942         1,463,835

OTHER INCOME (EXPENSE):
Interest expense                                          (456,453)         (201,351)
Interest income                                             31,570            59,194
Rental income                                               10,000            18,000
Other                                                       (4,257)            5,646

 Other income (expense), net                              (419,140)         (118,511)

NET INCOME BEFORE TAXES                                 $1,382,802        $1,345,324

PROVISION FOR INCOME TAXES (Note 5)                        481,000

NET INCOME                                              $  901,802        $1,345,324

EARNINGS PER SHARE (Note 6)                             $     0.04

PRO FORMA EARNINGS
 PER SHARE (Note 6)                                                       $     0.04












                       18

                                 THE COLONEL'S INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     THREE MONTHS ENDING
                                                                          MARCH 31
                                                                    1996                 1995
                                                                  (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   901,802         $ 1,345,324
Adjustments to reconcile net income to net
 cash provided by operations:
Depreciation                                                        833,813             661,500
Change in Deferred Taxes                                           (100,000)
Loss on sale of assets                                                5,255

Changes in assets and liabilities that provided
 (used) cash:
Accounts receivable:
 Trade                                                             (783,477)            (90,526)
 Related Parties                                                          0            (272,418)
Insurance                                                                 0           4,352,239
Inventories                                                         736,026             230,350
Prepaid expenses                                                    (98,581)             20,997
Accounts payable                                                 (1,352,612)            169,002
Accrued expenses                                                    477,510             (81,974)
   Net cash provided by operating activities                        619,736           6,334,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment                     (232,947)         (1,296,559)
Proceeds from sale of property, plant and equipment                  19,500
Net change in deposits (principally for tooling
 and equipment)                                                     (84,639)           (123,200)
Additions to notes receivable-related party                               0            (427,944)
Payments received on notes receivable - related party                60,000
Additions to notes receivable - other                                  (770)
Payments received on notes receivable - other                       290,502              57,971
Proceeds from sale of investments in affiliated companies                 0
   Net cash provided by investing activities                         51,646          (1,780,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (Payments) under notes payable                      (280,000)         (1,050,000)
Proceeds from long-term obligations                                  75,000
Principal payments on long-term debt                               (560,435)         (1,127,453)
Principal payment on obligations under capital leases               (47,595)





                                       19
Distributions paid to shareholders                                        0          (2,449,631)
   Net cash used in financing activities                           (813,030)         (4,627,084)

NET DECREASE IN CASH                                            $  (141,648)        $   (73,528)

CASH BEGINNING OF YEAR                                              634,290             164,286

CASH END OF PERIOD                                              $   492,642         $    90,758










































                       20
                     THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1    BASIS OF PRESENTATION

          The financial information included herein is unaudited; however such information reflects all adjustments (including normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

          The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results expected for the full year.

Note 2    INVENTORIES

          Inventories are summarized as follows:

                                                   MAR 31                  DEC 31
                                                    1996                    1995
          Finished products                     $5,257,865              $6,168,440
          Raw materials                            812,015                 637,466

          Total inventories                      6,069,880               6,805,906

Note 3    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized by major classification as follows:

                                                    MAR 31                  DEC 31
                                                    1996                     1995
          Land and improvements                $  2,442,424            $  2,269,400
          Track                                   1,406,634               1,537,800
          Buildings                               1,172,860                 622,000
          Leasehold improvements                    157,681                 707,076
          Bleachers & fencing                       432,200                 432,200
          Equipment (including equipment
           under capital lease)                  10,497,586              10,460,954
          Transportation equipment
           (including equipment                     724,824                 609,097
           under capital lease)
          Furniture & fixtures                      534,839                 537,230
          Tooling                                19,658,447              19,658,447

                                       21
          Total                                  37,027,495              38,834,204

          Less accumulated depreciation
           and amortization                     (16,776,447)            (15,957,535)

          Net property, plant and
           equipment                             20,251,048              20,876,669

          Certain transfers were made between the classifications of property, plant and equipment obtained from Brainerd to represent the proper classification of these assets based on their useful lives.

Note 4    ACCRUED EXPENSES

          Accrued expenses consist of the following:

                                                   MAR 31                  DEC 31
                                                    1996                    1995
          Accrued legal                         $  308,207              $  349,331
          Accrued compensation for NuPar           900,000                 900,000
          Accrued environmental costs              598,717                 598,717
          Accrued federal income taxes             421,000                  66,000
          Accrued taxes                            181,797                 276,619
          Other                                    498,863                 420,407


          Total                                 $2,908,584              $2,431,074

Note 5    INCOME TAXES

          Effective December 31, 1995 The Colonel's, Inc. changed its tax status from an "S" corporation to a "C" corporation. The provision for income taxes reflects the Company's expected estimated effective tax rate of approximately 35 percent.

Note 6    EARNINGS PER SHARE

          The computation of earnings per share is based on the weighted average number of shares of common stock outstanding the during the three month period ended March 31, 1996. The proforma earnings per share for the three month period ended March 1995 has been calculated as if the Merger and the Company's change in tax status had occurred on January 1, 1995.

Note 7    LITIGATION

          A suit was filed against The Company in 1992 claiming The Company violated anti-trust laws and alleging that The Company has
                       22
          engaged in predatory pricing, monopolization and anti-competitive acquisitions. Discovery has narrowed the plaintiffs' theories of recoveries and the allegedly offending predatorily priced sales at issue to only two bumper models of which fewer than 2,000 parts were sold during the relevant period. The Company has offered to settle the dispute for $160,000. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuit progresses. Although the final resolution of any such matters could have a material effect on The Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, The Company believes that any resulting liability should not materially affect its financial position.

          The Company is involved in various other legal proceedings which have arisen in the normal course of the operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on The Company's operating results for the particular reporting in which an adjustment of the estimated liability is recorded, The Company believes that any resulting liability should not materially affect its financial position.

Note 8    ENVIRONMENTAL REMEDIATION

          The Company is responsible for the remediation of hazardous materials and ground contamination located at the Owosso facility as a result of the fire. In August 1993, the Michigan Department of Natural Resources required that The Company perform a complete hydrogeological study of the site to determine the extent of the contamination. The Company plans to engage environmental consultants in the summer of 1998 to determine the extent of the hazardous materials located at this site, if any, and the cost of any remediation. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on The Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, The Company believes that any resulting liability should not materially affect its financial position.

          As part of the lease agreement with a related party for the Milan, Michigan facility, The Company is also responsible for the remediation of hazardous material, up to an amount of $2,000,000,

                       23
          which existed at this site prior to The Colonel's entering into the lease in June 1993. The Company has accrued for estimated remediation costs based on an environmental study of the site. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on The Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, The Company believes that any resulting liability should not materially affect its financial position.







































                       24
                               EXHIBIT INDEX

2.1 Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy
      Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2 Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit E to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

3.2 Certificate of Amendment to the Articles of Incorporation changing name from "The Colonel's Holdings, Inc." to "The Colonel's
      International, Inc."   Incorporated by reference from Exhibit 3.2 to
      the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

3.3 Bylaws of the Company. Incorporated by reference from Exhibit F to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

4.1   Articles of Incorporation.  See Exhibit 3.1 above.

10.1 The Company's 1995 Long-Term Incentive Plan. Incorporated by reference from Exhibit G to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

10.2 Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

10.3  Form of Non-Statutory Stock Option Agreement used under the
      Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

10.4 Form of Incentive Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.
                       25
10.5 Office Lease Agreement dated January 23, 1991 between Brainerd International, Inc. and Woodland Office Partnership. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1990.

10.6  Amendment dated December 11-12, 1991 to Office Lease Agreement (see
      Exhibit 10(e) above) between Brainerd International, Inc. and Woodland Office Partnership. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.7 $404,700 Promissory Note dated January 1, 1992, from Brainerd International, Inc. payable to Gene Snow and James W. Littlejohn. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.8  Lease Agreement between Issuer and National Hot Rod Association,
      Inc. consisting of March 17, 1984 Lease Agreement; April 28, 1986 letter extending term to 1991; March 12, 1987 Letter of Amendment;
      and April 7, 1992 letter extending term to 1996 and amending agreement. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.9 November 8, 1988 Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.10 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc.
      Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.11 February 16, 1994 Loan Agreement with American National Bank of Brainerd; $550,000 Promissory Note; and $300,000 Line of Credit Note. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.12 December 21, 1993 Agreement among Issuer, Motor Stadium, Inc. and Gene M. Snow providing for termination of March 23, 1993 Financing Agreement, dissolution of Motor Sports Stadium, Inc. and grant of interest by Mr. Snow in potential future project. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.13 Amendment dated February 1, 1994 to Office Lease Agreement (See Exhibits 10(e) and 10(f)). Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

                       26
10.14 September 1994 Stock Purchase Agreement among Gene M. Snow, James W. Littlejohn and Donald J. Williamson. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.15 December 1994 Letter of Intent between Issuer and The Colonel's, Inc. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.16 Addendum to Lease dated December 16, 1994 (See Exhibits 10(e), 10(f) and 10(m)). Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.17 Variable Rate-Installment Note ($6,000,000) between The Colonel's and Comerica Bank dated April 14, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.18 Master Revolving Note ($4,500,000) between The Colonel's and Comerica Bank dated May 1, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.19 Security Agreement between The Colonel's and Comerica Bank (f/k/a Manufacturers National Bank of Detroit) dated December 4, 1991. Incorporated by reference from Amendment No. 1 to Brainerd
      International, Inc.'s Registration Statement on Form S-4
      (Registration No. 33-91374).

10.20 Amended and Restated Security Agreement between The Colonel's and Comerica Bank (f/k/a Manufacturers National Bank of Detroit) dated December 4, 1991. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.21 Amended and Restated Guaranty between Donald and Patsy Williamson and Comerica Bank dated October 8, 1992. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.22 Lease Agreement between 620 Platt Road, Inc. and The Colonel's dated June 18, 1993 (for Milan, Michigan manufacturing facility).
      Incorporated by reference from Amendment No. 1 to Brainerd
      International, Inc.'s Registration Statement on Form S-4
      (Registration No. 33-91374).

10.23 First Amendment to Lease Agreement between 620 Platt Road, L.L.C. (f/k/a 620 Platt Road, Inc.) and The Colonel's dated June 16, 1995.

                       27
      Incorporated by reference from Amendment No. 1 to Brainerd
      International, Inc.'s Registration Statement on Form S-4
      (Registration No. 33-91374).

10.24 Industrial/Warehouse Lease between JMB/Warehouse Associates Limited Partnership and The Colonel's dated August 1, 1993 (for Houston, Texas warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.25 Lease Agreement between Industrial Properties Corporation and The Colonel's dated September 15, 1992 (for Dallas, Texas warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.26 Standard Industrial Lease between Revco D.S., Inc. and The Colonel's dated February 5, 1993 (for Phoenix (Glendale), Arizona warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.27 Interim Equipment Lease Schedule ($2,729,370) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.28 Interim Equipment Lease Schedule ($2,044,000) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.29 Interim Equipment Lease Schedule ($383,468) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.30 Lease Schedule ($3,464,557) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.30 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.31 Interim Lease Schedule ($960,000) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.31 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.32 Interim Lease Schedule ($542,811) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.32 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.
                       28
10.33 Interim Lease Schedule ($85,800) between The Colonel's, Inc. and Comerica Leasing Corporation dated January 26, 1996. Incorporated by reference from Exhibit 10.33 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.34 Interim Lease Schedule ($52,556) between The Colonel's, Inc. and Comerica Leasing Corporation dated February 16, 1996. Incorporated by reference from Exhibit 10.34 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.35 Interim Lease Schedule ($584,250) between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from Exhibit 10.35 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.36 Interim Lease Schedule ($364,650) between The Colonel's, Inc. and Comerica Leasing Corporation dated January 26, 1996. Incorporated by reference from Exhibit 10.36 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

10.37 Interim Lease Schedule ($178,200) between The Colonel's, Inc. and Comerica Leasing Corporation dated February 16, 1996. Incorporated by reference from Exhibit 10.37 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1995.

11.1  Computation of Per Share Earnings.

27.1  Financial Data Schedule.























                       29