Form 10-Q
period 1996-06-30
COLONELS INTERNATIONAL INC
filed 1996-08-14
CIK 771249

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1996

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
    For the transition period from ________________ to ________________

                     Commission File Number: 2-98277C

                     THE COLONEL'S INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

                    MICHIGAN                            38-3262264
          (State or other jurisdiction               (I.R.S. employer
        of incorporation or organization            identification no.)

     620 SOUTH PLATT ROAD, MILAN, MICHIGAN                 48160
    (Address of principal executive offices)            (Zip code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (313) 439-4200

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

Yes  __X__         No ______


Number of shares outstanding of the registrant's Common Stock, $0.01 par value as of August 13, 1996: 24,177,830


===========================================================================





                        1
                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

    The financial statements required under Item 1 are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.


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

    For accounting purposes, the transaction was treated as a recapitalization of the Company with the Company as the acquiror (a reverse acquisition). The effective date of the Merger was December 31, 1995. Therefore, the assets acquired and liabilities assumed are included in the Company's balance sheet at December 31, 1995. The historical financial statements prior to December 31, 1995 are those of The Colonel's only and do not include any operating results of Brainerd. Beginning January 1, 1996, the incomes of both The Colonel's and Brainerd International Raceway are reflected and reported as combined income in the consolidated income statement.






                        2
THE COLONEL'S, INC.

    The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures, and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, Bahamas, and the District of Columbia. The recent start up of a new truck accessory division that manufactures and sells pickup truck bedliners and tail gate covers, and the formation of Brainerd International Raceway as a subsidiary of the Company, represent efforts by the Company to begin to diversify into other areas outside the automotive collision parts industry.

BRAINERD INTERNATIONAL RACEWAY, INC.

    From the time of its formation in 1982, Brainerd has operated a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. As of 1996, this facility is now operated by Brainerd International Raceway, a subsidiary of the Company. Substantially all of Brainerd International Raceway's revenues are obtained from motor sports racing events at the raceway. Historically, Brainerd International Raceway has scheduled racing and other events to be held at the racetrack during weekends in the months of May through September each year.

COMBINED OPERATIONS

    The Colonel's Milan manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. There is sufficient room to expand the physical plant. The Milan plant manufactures the aftermarket bumper facias. This facility is leased from a company owned by Donald and Patsy Williamson.

    The Colonel's new Owosso manufacturing facility occupies a 210,000 square foot building located on 27 acres on the outskirts of Owosso, Michigan. Owosso is located about 100 miles northwest of Milan, Michigan and about 30 miles northeast of Lansing, Michigan. The building has power capacities exceeding current use and would permit expansion if necessary. This plant manufactures truck accessories.
It is also leased from a company owned by Donald and Patsy Williamson.

    Brainerd International Raceway owns and operates a three-mile race track including a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. The terrain of the 600 acre site is slightly rolling hills and partially wooded. The track and various roads are composed of blacktop. The Brainerd International Raceway


                        3
contains several buildings, including a four-story tower containing twelve executive viewing suites, a control tower, various single story buildings containing concession stands, restrooms, and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 18,000 spectators are primarily located along the dragstrip.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's consolidated current assets increased from $11,483,000 at December 31, 1995 to $12,954,000 at June 30, 1996. Current liabilities increased slightly from $15,236,000 at December 31, 1995 to $15,153,000 in the first two quarters of 1996. The change in current assets was due to the build up of inventory for the bedliner division. Current liabilities were affected by the new lease less normal retirement of long-term debt and changes in trade accounts payable. The Company's subsidiaries made all of their scheduled principal and interest payments on their outstanding debt during the second quarter of 1996.

    Accounts receivables increased from $2,292,000 at December 31, 1995, to $2,501,000 at June 30, 1996. This increase is due largely to the increased sales activity during this period and some customers opting not to take early payment discounts and incentives for prompt payments.

    Inventories increased by $1,730,000 during the quarter ended June 30 because of the heavy production of bedliners to build initial warehouse stock and the need to build an inventory of bumpers in anticipation of fall sales. The Colonel's routinely attempts to keep a minimum 60-day supply available to ship for each application. Inventory levels traditionally fall during the first quarter of each year and are replenished by late summer.

    Prepaid expenses increased due to an advance payment of rent for the Owosso building.

    The Colonel's signed permanent capital leases to replace interim leases for the additional bedliner division equipment during the second quarter of 1996. Approximately $2,400,000 of amounts held in deposits on machinery was added to plant property and equipment upon delivery of equipment and signing the permanent leases.

    Notes receivable have dropped by $780,000 in the six months ended June 30 as a result of the collection of money due under these notes. This includes a related party note of $240,000 that was paid in full.

    The Colonel's deposits on tools and machinery were reduced by $3,247,000 due to the signing of the $2,400,000 in permanent leases. In addition, $820,000 of plant, property and equipment represents completed tools that were put in service during the first two quarters of 1996.


                        4
    As a result of the Merger, the acquisition value of Brainerd
International Raceway exceeded the value of the assets by $425,000. The associated amortization expense for the six-month period ended June 30 was $59,000.

OUTSTANDING LOANS

    The Colonel's has a $4,500,000 line of credit secured by accounts receivable and inventory with a term that expires in August 1996. The Colonel's expects to negotiate a renewal with its current lending institution. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $4,500,000 at June 30, 1996. Brainerd International Raceway has a $300,000 line of credit which is secured by all of its assets, of which $74,000 was outstanding at June 30, 1996.

    The Colonel's received new financing of $6,000,000 in April 1995, under a facility which calls for payments of $200,000 in principal plus interest on a monthly basis calculated at 1/2 percent over prime on the outstanding balance. The loan is secured by machinery and equipment and had a balance of $3,600,000 at June 30, 1996. If the need arose in the future, the Company believes it could obtain additional financing using machinery and equipment as collateral.

    Brainerd International Raceway has a mortgage in the amount of $525,000, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

    The balance on the Colonel's mortgage of its former Owosso facility was $1,011,000 at the end of the second quarter of 1996.

    The Colonel's entered into a capital lease to finance equipment for the new Owosso location. The Colonel's leased $2,689,000 worth of that equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option for the Company to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at 7.5 percent. The leases are collateralized by the machinery. During the second quarter, The Colonel's signed a second lease under the same terms for $2,404,000. Payments for this lease are $38,000 per month. In addition, The Colonel's has also financed interim leases in the amount of $950,000 which are deposits paid to the machinery manufacturers. As the machinery is delivered and accepted by The Colonel's, final payments will be made by the leasing company. The balance left to pay on the equipment is $650,000. Once the equipment has been paid for, The Colonel's will sign a permanent lease.





                        5
RESULTS OF OPERATIONS

    Revenues for The Colonel's were $8,544,000 for the quarter ending June 30, 1996, compared to $6,832,000 for the same period in 1995. The growth in 1996 was primarily due to the fairly severe winter conditions resulting in increased sales of automotive crash parts, the addition of a new warehouse, and sales from the new bedliner division. Revenues for the six-month period ended June 30, 1996 increased nearly $3,800,000 over the same period in 1995.

    Cost of sales have increased from 67 percent of sales at June 30, 1995 to 74 percent for the same six months in 1996, in part because of the start up costs of the bedliner division.

    Gross profits for the three-month period ended June 30, 1996 dropped from 33 percent in 1995 to 26 percent in 1996. The gross profit for the six-month period ended June 30, 1996, is 27 percent, compared to 33 percent in the same period in 1995.

    Selling, general and administrative expenses continued to decrease, from 18 percent of sales for the second quarter of 1995 to 16 percent of sales in the same period in 1996. The six-month comparison has dropped from 16 percent in 1995 to 14 percent of sales in 1996. Duplicated services that were performed at each site are in the process of being eliminated and/or automated.

    Interest expense increased by $250,000 over the same period last year, due mainly to the addition of the new equipment leases (permanent and interim) that the Company has for the Owosso facility.

    To date, the Company has accrued $608,000 for income taxes, which reflects the Company's expected effective tax rate of 37 percent.



                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         During the second quarter of 1996, there were no material developments in legal proceedings involving the Company or its subsidiaries. These proceedings were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.







                        6
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

    On June 11, 1996, the Company held its 1996 Annual Meeting of
Shareholders. The purposes of the meeting were: to elect two directors for three-year terms expiring in 1999; and to consider and ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

Two candidates nominated by management were elected by the shareholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

         NAME OF CANDIDATE                       SHARES VOTED
         Lisa K. Alexander          For                       23,657,697
                                    Authority Withheld               410
                                    Broker Non-Votes                   0

         Richard L. Roe             For                       23,657,667
                                    Authority Withheld               440
                                    Broker Non-Votes                   0

The following persons remained as Directors of the Company with terms expiring in 1998: Donald J. Williamson and Ted M. Gans. The following persons remained as Directors of the Company with terms expiring in 1997:
J. Daniel Frisina and Gary Moore.

The shareholders also voted to approve the appointment of Deloitte & Touche LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to this matter:

                               SHARES VOTED
                   For                   23,654,187
                   Against                    3,920
                   Abstentions                    0
                   Broker Non-votes               0

ITEM 6.  EXHIBITS AND REPORTS ON FORM 10-K.

    (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:


                        7
2.1 Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

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






                        8
10.4 Form of Incentive Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

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





                        9
10.12 December 21, 1993 Agreement among Issuer, Motor Stadium, Inc. and Gene M. Snow providing for termination of March 23, 1993 Financing Agreement, dissolution of Motor Sports Stadium, Inc. and grant of interest by Mr. Snow in potential future project. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

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


                       10
10.21 Amended and Restated Guaranty between Donald and Patsy Williamson and Comerica Bank dated October 8, 1992. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

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

10.27 Interim Equipment Lease Schedule ($2,729,370) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4
         (Registration No. 33-91374).

10.28 Interim Equipment Lease Schedule ($2,044,000) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995. Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4
         (Registration No. 33-91374).





                       11
10.29 Interim Equipment Lease Schedule ($383,468) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995.
         Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4
         (Registration No. 33-91374).

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

11.1     Computation of Per Share Earnings.

27.1     Financial Data Schedule.


                       12
    (b) REPORTS ON FORM 8-K. No reports on Form 8-K have been filed during the quarter for which this report is filed.

















































                       13
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             THE COLONEL'S INTERNATIONAL, INC.


Date:  August 14, 1996       _____________________________________________
                             Vice President, Secretary and General Counsel
                             (Duly Authorized Signatory for Registrant)


Date:  August 14, 1996       _____________________________________________
                             Vice President-Finance and Chief Financial
                             Officer (Principal Financial Officer and Duly
                             Authorized Signatory for Registrant)

































                       14
                                APPENDIX A

                     THE COLONEL'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                   JUNE 30           DEC 31
                                                                    1996              1995
                                                                 (UNAUDITED)        (AUDITED)
ASSETS

CURRENT ASSETS:
Cash                                                             $   328,003      $   634,290
Accounts receivable--trade (net of allowance                       2,501,211        2,292,112
  for doubtful accounts of $401,200 and
  $476,300 at December 31, 1995 and
  June 30, 1996, respectively)
Inventories (Note 2)                                               8,535,825        6,805,906
Prepaid expenses                                                     499,032          164,692
Notes receivable:
 Related party                                                             0          240,000
 Other                                                                12,669          302,401
Deferred taxes - current                                             950,000          917,000
Current portion of deferred compensation                              52,000           52,000
Assets held for sale                                                  75,000           75,000
   Total current assets                                           12,953,740       11,483,401

PROPERTY, PLANT, AND EQUIPMENT - Net (Note 3)                     24,748,804       20,876,669

OTHER ASSETS:
Notes receivable--related party                                            0          250,000
Long-term portion of deferred compensation                           235,300          266,163
Deposits                                                           1,510,330        4,757,342
Goodwill                                                             366,495          425,609
Other                                                                184,801          184,802
 Total other assets                                                2,296,926        5,883,916

TOTAL ASSETS                                                     $39,999,470      $38,243,986










                       15

                                                                   JUNE 30           DEC 31
                                                                    1996              1995
                                                                 (UNAUDITED)        (AUDITED)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                                    $ 4,500,000      $ 4,180,000
Current portion of long-term obligations                           4,911,632        5,424,455
Accounts payable-trade                                             2,873,461        2,938,494
Accrued expenses (Note 4)                                          2,899,270        2,431,074
Current portion of deferred compensation                              52,000           52,000
   Total current liabilities                                      15,236,363       15,026,023

LONG-TERM OBLIGATIONS, NET OF CURRENT                              6,201,240        6,064,705
 PORTION (Note 5)

LONG-TERM PORTION OF DEFERRED COMPENSATION                           235,300          266,163

DEFERRED TAXES - LONG-TERM                                         4,123,000        4,014,000

SHAREHOLDERS' EQUITY:
Common stock:  35,000,000 shares authorized at $0.01
 par value, 24,177,830 shares issued and outstanding                 241,778          241,778
Additional paid-in capital                                         5,557,833        5,557,833
Retained earnings                                                  8,403,956        7,073,484

   Total shareholders' equity                                     14,203,567       12,873,095

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $39,999,470      $38,243,986

















                       16

                     THE COLONEL'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                   SIX MONTHS ENDING                  THREE MONTHS ENDING
                                                        JUNE 30                             JUNE 30
                                               1996               1995               1996              1995
                                            (UNAUDITED)        (UNAUDITED)        (UNAUDITED)       (UNAUDITED)
SALES                                       $18,444,304        $14,651,145        $8,544,230        $6,831,901

COST OF SALES                                13,392,519          9,807,373         6,383,613         4,555,715

GROSS PROFIT                                  5,051,785          4,843,772         2,160,617         2,276,186

SELLING, GENERAL AND
  ADMINISTRATIVE                              2,536,633          2,338,068         1,387,407         1,234,315

INCOME FROM OPERATIONS                        2,515,152          2,505,704           773,210         1,041,871

OTHER INCOME (EXPENSE):
Interest expense                               (528,889)          (251,124)          (63,922)          (49,773)
Interest income                                  43,630            107,215            12,060            48,021
Rental income                                    25,000             36,000            15,000            18,000
Other                                            59,579              3,225            55,322            (2,421)

  Other income (expense), net                  (400,680)          (104,684)           18,460            13,827

NET INCOME BEFORE
  TAXES                                     $ 2,114,472        $ 2,401,020        $  754,750        $1,055,698

PROVISION FOR INCOME
  TAXES (Note 5)                                784,000                              363,000

NET INCOME                                  $ 1,330,472        $ 2,401,020        $  391,750        $1,055,698

EARNINGS PER SHARE
  (Note 6)                                  $      0.06                           $     0.02

PRO FORMA EARNINGS
  PER SHARE (Note 6)                                           $      0.06                          $     0.02








                       17

                     THE COLONEL'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              SIX MONTHS ENDING
                                                                                   JUNE 30
                                                                           1996               1995
                                                                        (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 1,330,472        $ 1,345,324
Adjustments to reconcile net income to net
  cash provided by operations:
Depreciation and Amortization                                             2,006,789            661,500
Change in Deferred Taxes                                                     76,000
Loss on sale of assets                                                        5,255

Changes in assets and liabilities that provided (used) cash:
Accounts receivable:
  Trade                                                                    (209,099)           (90,526)
  Related Parties                                                                             (272,418)
Insurance                                                                                    4,352,239
Inventories                                                              (1,729,919)           230,350
Prepaid expenses                                                           (334,340)            20,997
Accounts payable                                                            (65,032)           169,002
Accrued expenses                                                            468,196            (81,974)
  Net cash provided by operating activities                               1,548,322          6,334,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment                           (4,718,419)        (1,296,559)
Proceeds from sale of property, plant and equipment                          28,419
Net change in deposits (principally for tooling and equipment)            3,247,012           (123,200)
Additions to notes receivable-related party                                                   (427,944)
Payments received on notes receivable - related party                       490,000              8,795
Additions to notes receivable - other                                          (771)
Payments received on notes receivable - other                               290,502             57,971
  Net cash used in investing activities                                    (661,257)        (1,780,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (Payments) under notes payable                               430,886         (1,050,000)
Proceeds from long-term obligations                                          75,000
Principal payments on long-term debt                                     (1,518,110)        (1,127,453)
Principal payment on obligations under capital leases                      (181,128)
Distributions paid to shareholders                                                          (2,449,631)
  Net cash used in financing activities                                  (1,193,352)        (4,627,084)






                                      18
NET DECREASE IN CASH                                                    $  (306,287)       $   (73,528)

CASH BEGINNING OF YEAR                                                      634,290            164,286

CASH END OF PERIOD                                                      $   328,003        $    90,758













































                       19
                     THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1    BASIS OF PRESENTATION

          The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

          The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

Note 2    INVENTORIES

          Inventories are summarized as follows:

                                                       JUNE 30         DEC 31
                                                        1996            1995
          Finished products                          $6,699,387      $6,168,440
          Raw materials                               1,836,438         637,466

          Total inventories                           8,535,825       6,805,906

Note 3    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized by major classification as follows:
















                       20

                                                         JUNE 30              DEC 31
                                                          1996                 1995
          Land and improvements                      $  2,808,223         $  2,269,400
          Track                                         1,406,634            1,537,800
          Buildings                                     1,172,860              622,000
          Leasehold improvements                          157,681              707,076
          Bleachers & fencing                             432,200              432,200
          Equipment (including equipment under
            capital lease)                             15,004,870           10,460,954
          Transportation equipment (including
            equipment under capital lease                 724,824              609,097
          Furniture & fixtures                            541,632              537,230
          Tooling                                      20,480,083           19,658,447

          Total                                        42,729,007           38,834,204

          Less accumulated depreciation and
            amortization                              (17,980,203)         (15,957,535)

          Net property, plant and equipment            24,748,804           20,876,669

Note 4    ACCRUED EXPENSES

          Accrued expenses consist of the following:

                                                         JUNE 30           DEC 31
                                                          1996              1995
          Accrued legal                                $  264,442        $  349,331
          Accrued compensation for NuPar (Note 7)         550,000           900,000
          Accrued environmental costs                     598,717           598,717
          Accrued federal income taxes                    816,721           276,619
          Accrued taxes                                   144,390           240,407
          Other                                           525,000            66,000


          Total                                        $2,899,270        $2,431,074







                       21
Note 5    INCOME TAXES

          Effective December 31, 1995 The Colonel's, Inc. changed its tax status from an "S" corporation to a "C" corporation. The provision for income taxes reflects the Company's expected estimated effective tax rate of approximately 37 percent.

Note 6    EARNINGS PER SHARE

          The computation of earnings per share is based on the weighted average number of shares of common stock outstanding during the three-month and six-month periods ended June 30, 1996. The proforma earnings per share for the three-month and six-month periods has been calculated as if the Merger and the Company's change in tax status had occurred on January 1, 1995.

Note 7    LITIGATION

          In connection with the acquisition of a facility in Florida
          (known as "NuPar") The Colonel's signed employment agreements with the former NuPar shareholders for the three-year period beginning December 1991. In 1994, the former NuPar shareholders filed a lawsuit against The Colonel's for $1,800,000, claiming they had met the conditions of the agreement and were therefore entitled to the payments thereunder. In July, 1995, the Company settled these actions for $1.4 million, payable in installments through January 1997, and has accrued remaining compensation of $550,000 at June 30, 1995.

          A suit was filed against The Colonel's in 1992 claiming The Colonel's violated antitrust laws and alleging that The Colonel's has engaged in predatory pricing, monopolization and anti-competitive acquisitions. Discovery has narrowed the plaintiffs' theories of recoveries and the allegedly offending predatorily priced sales at issue to only two bumper models of which fewer than 2,000 parts were sold during the relevant period. The Company has offered to settle the dispute for $160,000. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuit progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.






                       22
          The Company is involved in various other legal proceedings which have arisen in the normal course of the operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

Note 8    ENVIRONMENTAL REMEDIATION

          The Company is responsible for the remediation of hazardous materials and ground contamination located at its former manufacturing facility in Owosso, Michigan that was destroyed by fire in June of 1993. In August 1993, the Michigan Department of Natural Resources required that the Company perform a complete hydrogeological study of the site to determine the extent of the contamination. The Company has engaged environmental consultants to determine the extent of the hazardous materials located at this site, if any, and the cost of any remediation. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

          As part of the lease agreement with a related party for the Milan, Michigan facility, the Company is also responsible for the remediation of hazardous material, if any, up to an amount of $2,000,000, which existed at this site prior to The Colonel's entering into the lease in June 1993. The Company has accrued for estimated remediation costs based on an environmental study of the site. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.




                       23
                               EXHIBIT INDEX

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




                       24
10.4 Form of Incentive Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International Inc. for the fiscal year ended December 31, 1987.

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





                       25
10.12 December 21, 1993 Agreement among Issuer, Motor Stadium, Inc. and Gene M. Snow providing for termination of March 23, 1993 Financing Agreement, dissolution of Motor Sports Stadium, Inc. and grant of interest by Mr. Snow in potential future project. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

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


                       26
10.21 Amended and Restated Guaranty between Donald and Patsy Williamson and Comerica Bank dated October 8, 1992. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

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





                       27
10.29 Interim Equipment Lease Schedule ($383,468) between The Colonel's and Comerica Leasing Corporation dated July 27, 1995.
          Incorporated by reference from Amendment No. 2 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

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


                       28