Form 10-Q
period 1996-09-30
COLONELS INTERNATIONAL INC
filed 1996-11-14
CIK 771249

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1996

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

                    Yes    X             No
                        -------             -------

Number of shares outstanding of the registrant's Common Stock, $0.01 par value as of November 13, 1996: 24,177,830

===========================================================================

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

     Also effective December 31, 1995, Brainerd Merger Corporation, a Michigan corporation and a wholly owned subsidiary of Brainerd, merged with and into The Colonel's, Inc. ("The Colonel's"). The Colonel's was the surviving corporation in this merger. In consideration of this merger, the Company issued 23,500,000 shares of its common stock to Donald J. Williamson and Patsy L. Williamson, who were the sole shareholders in The Colonel's. In addition, Brainerd transferred all of its operating assets to its newly formed subsidiary, Brainerd International Raceway, Inc. ("Brainerd International Raceway, Inc.").

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

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures, and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, Bahamas, and the District of Columbia. The recent start up of a new truck accessory division that manufactures and sells pickup truck bedliners and tail gate covers (the "Bedliner Division"), and the formation of Brainerd International Raceway as a subsidiary of the Company, represent efforts by the Company to begin to diversify into other areas outside the automotive collision parts industry.

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

     Brainerd International Raceway owns and operates a three-mile race track including a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. The terrain of the 600 acre site is slightly rolling hills and is partially wooded. The track and various roads are composed of blacktop. The Brainerd International Raceway contains several buildings, including a four-story tower containing twelve executive viewing suites, a control tower, various single story buildings containing concession stands, rest rooms, and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 18,000 spectators are primarily located along the drag strip.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets slightly decreased from $11,483,000 at December 31, 1995 to $11,271,000 at September 30, 1996.
Current liabilities decreased from $15,026,000 at December 31, 1995 to $13,966,000 at September 30, 1996. The change in current liabilities resulted primarily from a $1,400,000 decrease in accounts payable. The decrease was offset by additional financing of equipment/lease obligations at the Bedliner Division. The Company's subsidiaries made all of their scheduled principal and interest payments on their outstanding debt and leases during the third quarter of 1996.

     Inventories increased by $800,000 at September 30, 1996 compared to December 31, 1995 due to increased production to build initial warehouse stock needed in anticipation of fall sales. The Colonel's routinely attempts to maintain a 60-day supply of each product available for immediate shipment. Inventory levels traditionally decline during the first quarter of the year and are replenished by late summer. During the nine months ending September 30, 1996 the Company wrote down inventory $600,000 with a corresponding charge to Cost of Sales for manufacturing cost variations.

     Deposits on tools and machinery decreased at September 30, 1996 compared to December 31, 1995, due to a reclassification to property, plant and equipment. When equipment is delivered and accepted by the Company, the recorded deposits are reclassified to property, plant and equipment.

     Prepaid expenses decreased from December 31, 1995 to September 30, 1996 due to normal amortization for the 9 month period.

     The Colonel's signed permanent capital leases to replace interim leases for the additional Bedliner Division equipment during the second quarter of 1996. Approximately $960,000 remains in deposits on machinery financed by interim leases.

     Notes receivable that were outstanding at December 31, 1995 have all been repaid at September 30, 1996.

     As a result of the Merger, the acquisition value of Brainerd
International Raceway exceeded the value of the assets by $425,000. The associated amortization expense for the twelve-month period ending December 31, 1996 will be $52,000. The Company has chosen to expense this at one time instead of amortizing throughout the year.

OUTSTANDING DEBT

     The Colonel's has a $4,500,000 line of credit secured by accounts receivable and inventory with a term that expires in May 1997. The Colonel's expects to negotiate renewals as necessary with its current lending institution. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $4,500,000 at September 30, 1996. Brainerd International Raceway has a $300,000 line of credit which is secured by all of its assets, of which $272,000 was outstanding at September 30, 1996.

     The Colonel's received new financing of $6,000,000 in April 1995, under a facility which calls for payments of $200,000 in principal plus interest on a monthly basis calculated at 0.5 percent over prime on the outstanding balance. The loan is secured by machinery and equipment and had a balance of $3,000,000 at September 30, 1996. If the need arose, the Company believes it could obtain additional financing using its machinery and equipment as collateral.

     Brainerd International Raceway has a mortgage in the amount of $468,000, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single principal payment made in the third quarter of $50,000 per year through 2004.

     The balance on The Colonel's mortgage of its former Owosso facility was $979,000 at the end of the third quarter of 1996.

     The Colonel's entered into a capital lease to finance equipment for the new Owosso location. The Colonel's leased $5,095,000 worth of that equipment under a six-year agreement with monthly payments of $79,000 which includes an option for the Company to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery. The Colonel's has also financed interim leases in the amount of $960,000 which are deposits paid to the machinery manufacturers. As the machinery is delivered and accepted by The Colonel's, final payments will be made by the leasing company by signing a permanent lease. The remaining balance is $650,000.

RESULTS OF OPERATIONS

     Revenues for The Colonel's were $11,200,000 for the quarter ending September 30, 1996, compared to $7,062,000 for the same period in 1995.

The growth in 1996 was primarily due to direct sales efforts, the addition of the Bedliner Division, the addition of revenues from Brainerd
International Raceway which were not reflected in last year's pre-merger revenues, and the addition of a new warehouse in Totowa, New Jersey.

     Revenues for the nine-month period ended September 30, 1996 increased approximately $8,000,000 over the same period in 1995. The Bumper Division (which includes all direct warehouses) led this growth with an increase in sales over last year by $3,500,000. Brainerd International Raceway contributed $2,500,000, and the Bedliner Division contributed $2,000,000.

     Cost of sales have increased from 70 percent of sales for the nine months ending September 30, 1995 to 73 percent for the same nine months in 1996, in part because of the start-up costs of the Bedliner Division.

     Gross profits for the three-month period ended September 30, 1996 increased from 22 percent in 1995 to 26 percent in 1996. The gross profit for the nine-month period ended September 30, 1996, is 27 percent, compared to 30 percent in the same period in 1995.

     Selling, general and administrative expenses as a percentage of sales were consistent with the percent of sales for the third quarter 1995 of 14 percent. The nine-month comparison continues to decrease from 15 percent in 1995 to 14 percent of sales in 1996. Although more sales staff were added in the third quarter, the increase in sales associated with the costs of the additional staff continues to be favorable.

     Interest expense increased by $250,000 for the nine months ending September 30, 1996 over the same period last year, due to the addition of the new equipment leases that the Company has at the Bedliner Division.

     To date, the Company has accrued $1,189,000 for income taxes, which reflects the Company's expected effective tax rate of 37 percent.

SUBSEQUENT EVENTS

     Director Richard L. Roe resigned effective October 11, 1996.

     The Company borrowed an additional $1,000,000 from their primary lending bank to purchase prime property in Florida.


                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     As described in the Company's Report on Form 10-K for the year ended December 31, 1995, The Colonel's was a defendant and counterplaintiff in a suit filed December 5, 1991, in the United States District Court for the Eastern District of Michigan, in a private action seeking damages under the Federal Antitrust statutes. The Colonel's settled this lawsuit on September 30, 1996. The terms of the settlement are restricted from disclosure but call for The Colonel's to pay out certain amounts in cash and merchandise. The Company has accrued for the settlement.

     During the third quarter of 1996, there were no other material developments in legal proceedings involving the Company or its subsidiaries. These proceedings were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.


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

10.38 Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996.

10.39 Lease Agreement between The Colonel's, Inc. and Gamma Realty Co. for lease of premises in Totowa, New Jersey.

10.40 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated June 17, 1996.

10.41 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated August 30, 1996.

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

                                   THE COLONEL'S INTERNATIONAL, INC.


Date:  November 13, 1996           /S/ RICHARD S. SCHOENFELDT
                                   Vice President-Finance and Chief
                                   Financial Officer (Principal Financial
                                   Officer and Duly Authorized Signatory
                                   for Registrant)

                                APPENDIX A

                     THE COLONEL'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                        SEPT 30            DEC 31
                                                         1996               1995
                                                      (UNAUDITED)         (AUDITED)
                                                      -----------        -----------
ASSETS

CURRENT ASSETS:
Cash                                                  $   285,099        $   634,290
Accounts receivable--trade (net of allowance            2,282,398          2,292,112
 for doubtful accounts of $401,200 and
 $521,800 at December 31, 1995 and
 September 30, 1996, respectively)
Inventories (Note 2)                                    7,601,557          6,805,906
Prepaid expenses                                           44,504            164,692
Notes receivable:
 Related party                                                  0            240,000
 Other                                                          0            302,401
Deferred taxes - current                                  931,000            917,000
Current portion of deferred compensation                   52,000             52,000
Assets held for sale                                       75,000             75,000
                                                      -----------        -----------
   Total current assets                                11,271,558         11,483,401

PROPERTY, PLANT, AND EQUIPMENT - Net (Note 3)          24,358,186         20,876,669

OTHER ASSETS:
Notes receivable--related party                                 0            250,000
Long-term portion of deferred compensation                235,300            266,163
Deposits                                                1,814,193          4,757,342
Goodwill                                                  366,497            425,609
Other                                                       9,802            184,802
                                                      -----------        -----------
   Total other assets                                   2,425,792          5,883,916
                                                      -----------        -----------

TOTAL ASSETS                                          $38,055,536        $38,243,986
                                                      ===========        ===========

                                                        SEPT 30            DEC 31
                                                         1996               1995
                                                      (UNAUDITED)         (AUDITED)
                                                      -----------        -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Notes payable                                         $ 4,500,000        $ 4,180,000
Current portion of long-term obligations                5,785,598          5,424,455
Accounts payable-trade                                  1,534,339          2,938,494
Accrued expenses (Note 4)                               2,094,994          2,431,074
Current portion of deferred compensation                   52,000             52,000
                                                      -----------        -----------
   Total current liabilities                           13,966,931         15,026,023

LONG-TERM OBLIGATIONS, NET OF CURRENT                   4,814,382          6,064,705
 PORTION (Note 5)

LONG-TERM PORTION OF DEFERRED COMPENSATION                235,300            266,163

DEFERRED TAXES - LONG-TERM                              4,226,000          4,014,000

SHAREHOLDERS' EQUITY:
Common stock:  35,000,000 shares authorized
 at $0.01 par value, 24,177,830 shares issued
 and outstanding                                          241,778            241,778
Additional paid-in capital                              5,557,832          5,557,833
Retained earnings                                       9,013,313          7,073,484
                                                      -----------        -----------

   Total shareholders' equity                          14,812,923         12,873,095
                                                      -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $38,055,536        $38,243,986
                                                      ===========        ===========

                     THE COLONEL'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                            NINE MONTHS ENDING                    THREE MONTHS ENDING
                                                  SEPT 30                               SEPT 30
                                      ------------------------------        ------------------------------
                                         1996               1995               1996               1995
                                      (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                      -----------        -----------        -----------        ----------
SALES                                 $29,654,986        $21,713,181        $11,210,682        $7,062,030

COST OF SALES                          21,719,135         15,283,285          8,326,616         5,475,917
                                      -----------        -----------        -----------        ----------

GROSS PROFIT                            7,935,851          6,429,896          2,884,066         1,586,113

SELLING, GENERAL AND
  ADMINISTRATIVE                        4,207,152          3,302,302          1,670,519           964,237
                                      -----------        -----------        -----------        ----------

INCOME FROM OPERATIONS                  3,728,699          3,127,594          1,213,547           621,876

OTHER INCOME (EXPENSE):
Interest expense                         (775,532)          (513,402)          (246,643)         (262,277)
Interest income                            54,615            137,452             10,985            30,237
Rental income                              45,000             54,000             20,000            18,000
Other                                      76,047              4,458             18,061             1,229
                                      -----------        -----------        -----------        ----------

  Other income (expense), net            (598,277)          (317,492)          (197,597)         (212,811)
                                      -----------        -----------        -----------        ----------

  INCOME BEFORE TAXES                 $ 3,130,422        $ 2,810,102        $ 1,015,950        $  409,065

PROVISION FOR INCOME
  TAXES (Note 5)                        1,189,000                               708,000
                                      -----------        -----------        -----------        ----------

NET INCOME                            $ 1,941,422        $ 2,810,102        $   307,950        $  409,065
                                      ===========        ===========        ===========        ==========

EARNINGS PER SHARE
  (Note 6)                            $      0.08                           $      0.01
                                      ===========                           ===========
PRO FORMA EARNINGS
  PER SHARE (Note 6)                                     $      0.10                           $     0.05
                                                         ===========                           ==========

                     THE COLONEL'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                         NINE MONTHS ENDING
                                                                               SEPT 30
                                                                    ------------------------------
                                                                       1996               1995
                                                                    (UNAUDITED)        (UNAUDITED)
                                                                    -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $ 1,939,829        $ 1,345,324
Adjustments to reconcile net income to net
 cash provided by operations:
Depreciation and Amortization                                         2,985,534            661,499
Deferred Tax Provision                                                  198,000
Gain on sale of assets                                                    5,255

Changes in assets and liabilities that provided (used) cash:
Accounts receivable:
 Trade                                                                    9,714            (90,526)
 Related Parties                                                                          (272,418)
Insurance                                                                                4,352,239
Inventories                                                            (795,651)           230,350
Prepaid expenses                                                        120,188             20,997
Accounts payable                                                     (1,404,154)           169,002
Accrued expenses                                                       (336,080)           (81,974)
                                                                    -----------        -----------
   Net cash provided by operating activities                          2,722,635          6,334,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant and equipment                       (6,257,695)        (1,296,559)
Proceeds from sale of property, plant and equipment                      19,500
Net change in deposits (principally for tooling and equipment)        2,943,149           (123,200)
Additions to notes receivable-related party                                   0           (427,944)
Payments received on notes receivable - related party                   490,000              8,795
Additions to notes receivable - other                                      (770)
Payments received on notes receivable - other                           303,170             57,971
                                                                    -----------        -----------
   Net cash used in investing activities                             (2,502,646)        (1,780,937)









CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                           320,000         (1,050,000)
Proceeds from long-term obligations                                      75,000
Principal payments on long-term debt                                   (916,585)        (1,127,453)
Principal payment on obligations under capital leases                   (47,595)
Distributions paid to shareholders                                            0         (2,449,631)
   Net cash used in financing activities                               (569,180)        (4,627,084)
                                                                    -----------        -----------

NET DECREASE IN CASH                                                $  (349,191)       $   (73,528)
                                                                    ===========        ===========

CASH BEGINNING OF YEAR                                                  634,290            164,286
                                                                    ===========        ===========

CASH END OF PERIOD                                                  $   285,099        $    90,758
                                                                    ===========        ===========

                     THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
---------------------------------------------------------------------------

Note 1  BASIS OF PRESENTATION

        The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

        The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

Note 2  INVENTORIES

        Inventories are summarized as follows:

                                                    SEPT 30           DEC 31
                                                     1996              1995
                                                  ----------        ----------
        Finished products                         $7,225,390        $6,168,440
        Raw materials                                376,167           637,466
                                                  ----------        ----------

        Total inventories                         $7,601,557        $6,805,906
                                                  ==========        ==========

Note 3  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is summarized by major classification as follows:

                                                                   SEPT 30             DEC 31
                                                                    1996                1995
                                                                ------------        ------------
        Land and improvements                                   $  3,214,815        $  2,269,400
        Track                                                      1,406,634           1,537,800
        Buildings                                                  1,172,860             622,000
        Leasehold improvements                                       157,681             707,076
        Bleachers & fencing                                          432,200             432,200
        Equipment (including equipment under capital lease)       15,004,870          10,460,954
        Transportation equipment (including equipment                831,369             609,097
          under capital lease)
        Furniture & fixtures                                         541,632             537,230
        Tooling                                                   20,480,083          19,658,447
                                                                ------------        ------------
        Total                                                     43,242,144          38,834,204

        Less accumulated depreciation and amortization           (18,883,958)        (15,957,535)
                                                                ------------        ------------

        Net property, plant and equipment                       $ 24,358,186        $ 20,876,669
                                                                ============        ============

Note 4  ACCRUED EXPENSES

                                                                  SEPT 30            DEC 31
                                                                   1996               1995
                                                                ----------          ----------
        Accrued expenses consist of the following:
        Accrued legal                                           $  531,176          $  349,331
        Accrued compensation for NuPar (Note 7)                    200,000             900,000
        Accrued environmental costs                                598,717             598,717
        Accrued taxes                                              759,951             276,619
        Other                                                        5,150             240,407
                                                                ----------          ----------

        Total                                                   $2,094,994          $2,431,074
                                                                ==========          ==========

Note 5  INCOME TAXES

        Effective December 31, 1995 The Colonel's, Inc. changed its tax status from an "S" corporation to a "C" corporation. The provision for income taxes reflects the Company's expected estimated effective tax rate of approximately 37 percent.

Note 6  EARNINGS PER SHARE

        The computation of earnings per share is based on the weighted average number of shares of common stock outstanding during the three-month and nine-month periods ended September 30, 1996. The pro forma earnings per share for the three-month and nine-month periods has been calculated as if the Merger and the Company's change in tax status had occurred on January 1, 1995.

Note 7  LITIGATION

        In connection with the acquisition of a facility in Florida (known as "NuPar") The Colonel's signed employment agreements with the former NuPar shareholders for the three-year period beginning December 1991. In 1994, the former NuPar shareholders filed a lawsuit against The Colonel's for $1,800,000, claiming they had met the conditions of the agreement and were therefore entitled to the payments thereunder. In July, 1995, the Company settled these actions for $1.4 million, payable in installments through January 1997, and has accrued remaining compensation of $200,000 at September 30, 1996.

        A suit was filed against The Colonel's in 1992 claiming The Colonel's violated antitrust laws and alleging that The Colonel's has engaged in predatory pricing, monopolization and anti-competitive acquisitions. Discovery has narrowed the plaintiffs' theories of recoveries and the allegedly offending predatory prices. The Colonel's has settled the dispute. The Settlement restricts disclosure of the terms. The Colonel's has accrued for the settlement and costs.

        The Company is involved in various other legal proceedings which have arisen in the normal course of the operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as these lawsuits progress. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

Note 8  ENVIRONMENTAL REMEDIATION

        The Company is responsible for the remediation of hazardous materials and ground contamination located at its former manufacturing facility in Owosso, Michigan, which was destroyed by fire in June of 1993. In August 1993, the Michigan Department of Natural Resources required that the Company perform a complete hydrogeological study of the site to determine the extent of the contamination. The Company has engaged environmental consultants to determine the extent of the hazardous materials located at this site, if any, and the cost of any remediation. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

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

10.38 Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996.

10.39 Lease Agreement between The Colonel's, Inc. and Gamma Realty Co. for lease of premises in Totowa, New Jersey.

10.40 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated June 17, 1996.

10.41 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated August 30, 1996.

11.1    Computation of Per Share Earnings.

27.1    Financial Data Schedule.