Form 10-K405
period 1996-12-31
COLONELS INTERNATIONAL INC
filed 1997-03-31
CIK 771249

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-K

               FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
  For the transition period from __________________ to __________________

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

Yes __X__      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 20, 1997: 24,177,805

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 20, 1997: $4,861,440.

===========================================================================

                                  PART I

ITEM 1.   BUSINESS


THE COLONEL'S INTERNATIONAL, INC.

     The Colonel's International, Inc. (the "Company") is a publicly held holding company. It owns all of the stock of three subsidiaries: The Colonel's, Inc. ("The Colonel's"), Brainerd International Raceway, Inc. ("BIR") and, effective January 1, 1997, The Colonel's Truck Accessories, Inc. ("CTA").

     The Company is the successor to Brainerd International, Inc. ("Brainerd"). Effective December 31, 1995, Brainerd merged with and into the Company, with the Company being the surviving corporation (the "Merger"). Pursuant to the Merger, shares of Brainerd common stock were converted into the same number of shares of the Company's Common Stock. Also effective December 31, 1995, Brainerd Merger Corporation, a wholly owned subsidiary of Brainerd, merged with and into The Colonel's. The Colonel's was the surviving corporation in this merger and, as a result, became a wholly owned subsidiary of the Company. At the same time, Brainerd transferred all of its operating assets to BIR, which became the other subsidiary of the Company. Effective January 1, 1997, The Colonel's transferred its truck bed liner operations to CTA, which is the third subsidiary of the Company.

THE COLONEL'S, INC.

     GENERAL

     The Colonel's is a leading domestic manufacturer of plastic replacement bumpers and facias for the automotive aftermarket industry in North America. The Colonel's designs, manufactures and distributes plastic bumpers, facias, support beams and brackets for application as replacement collision parts for domestic automobile models. In addition, The Colonel's purchases and resells plastic replacement bumpers and facias for use as replacement collision parts on import automobile models and for models manufactured domestically by foreign-based automobile manufacturers, and manufactures parts for these models to a limited extent. The Colonel's manufactures its products through the use of reaction injection molding and plastic injection molding technology at its manufacturing facility in Michigan.

     The Colonel's distributes its products through warehouses operated by it or its affiliates located in Michigan, Texas, Arizona, New Jersey, California and Arkansas. The Colonel's sells its products through a network of independent distributors located in all fifty states, the District of Columbia, Puerto Rico, Canada, Mexico and the Bahamas.

     The Colonel's strategy is to provide a readily available, high quality, low cost alternative to original equipment manufacturer ("OEM") replacement bumpers, facias and other plastic components through The Colonel's streamlined manufacturing process and extensive distribution network.

     PRODUCTS

     The Colonel's designs, manufactures and distributes plastic bumpers, facias, support beams and brackets for application as replacement collision parts for current, high volume, domestic automobile models. It also purchases and resells plastic bumpers and facias for application as replacement collision parts on current, high volume, import automobile models, including automobiles manufactured domestically by foreign-based companies. The products manufactured and sold by The Colonel's are primarily plastic molded front and rear bumper panels designed for application to specific automobile makes and models. The Colonel's products are sold for distribution to collision repair shops, dealers and others in the automobile aftermarket collision industry and are used for the replacement of damaged automobile bumpers and related components.

     The table set forth below shows The Colonel's sales from 1992 through 1996, divided between products which are manufactured by The Colonel's and products which are purchased by The Colonel's from other manufacturers and marketed by The Colonel's:

                                  1996   1995   1994   1993   1992
                                  ----   ----   ----   ----   ----
     Manufactured Products         89%    88%    89%    90%    91%
     Purchased Products            11%    12%    11%    10%     9%

     Each product manufactured or distributed by The Colonel's is designed for application to an automobile or truck of a specific make, model and year. Certain products may have more than one application because different, but similarly designed, automobile models may have identical bumpers or plastic molded components or because different years of the same model automobile may have identical bumpers or plastic molded components. In selecting products to manufacture and distribute, The Colonel's targets high volume automobile models and models that statistically incur a higher frequency of accidents, since these models support a higher volume of product sales for each dollar invested in production tooling.

     A majority of the specified parts manufactured by The Colonel's are produced to meet the design standards and engineering tolerances of the

Certified Auto Parts Association ("CAPA"), a national standard setting organization. A sticker acknowledging compliance with these standards and tolerances is affixed to each certified part manufactured by The Colonel's. CAPA is an independent association that publishes specifications for high quality aftermarket automobile body parts and certifies specific products as equivalent to factory built service and replacement body parts. CAPA only certifies parts for domestic automobile models. Approximately 71% of the automotive qualified bumpers manufactured by The Colonel's are examined and tested by CAPA and are certified as equivalent or superior to comparable OEM replacement parts in terms of fit, form, function and material grade. The Colonel's certified products are listed in the nationally distributed CAPA Directory of Certified Competitive Auto Parts, and the CAPA certification of The Colonel's bumpers is generally relied upon throughout the automobile aftermarket industry and the automobile insurance industry as an assurance of quality and dependability.

     As of December 31, 1996, The Colonel's manufactured and distributed molded plastic replacement components for a total of 420 automotive applications and purchased and distributed replacement components for approximately 1,511 automotive applications. The Colonel's anticipates continuing to manufacture and distribute replacement components for an equal or greater number of applications in future operations. The Colonel's plans to manufacture additional types of plastic automotive replacement components, including OEM bumper recycling. The Colonel's believes that there are numerous additional automobile applications for its manufacturing process including doors, hoods, fenders and other body or interior components and believes that plastic components will continue to be utilized in an increased number of applications by automobile OEMs.
Only new tooling for the injection presses and certification of new products need be obtained to add additional applications to existing lines. Additionally, The Colonel's existing manufacturing facilities have the capacity to produce an increased volume of products through the addition of work shifts.

     The Colonel's believes it maintains a significant market advantage by offering its automotive replacement components at lower prices than those offered by OEMs for comparable replacement components. The Colonel's believes that its products are equivalent in quality, durability and function to OEM-manufactured replacement components, but are generally sold at prices that are less than the OEM suggested list price. Furthermore, The Colonel's believes its competitive pricing secures a significant market advantage for its products in the aftermarket collision industry. Competitive pricing of collision parts is generally believed to be particularly important to automobile insurance companies which fund the purchase of a significant percentage of automotive crash replacement parts.

     The Colonel's provides a limited lifetime warranty against defects in material and workmanship and guarantees that its products generally meet or exceed factory and industry specifications.

     MANUFACTURING

     The Colonel's uses two distinct chemical processes to manufacture its plastic products. The production cycle for each process is similar. Raw materials are introduced into a machine press that contains a machined tool or mold. Heat and pressure are applied to the raw materials, forcing them into the shape of the mold. The resulting plastic molded part is then removed from the molds to an adjacent work station where small amounts of excess plastic are trimmed from each part. After trimming, the part is cleaned and placed on a conveyor belt leading to the paint application room. There, the part is typically painted with a water-based black primer finish. After the finish is dried in infrared ovens on the conveyor belt, each part is then labeled and placed in a plastic bag, packaged in a box and shipped or stored for shipment.

     The Colonel's primarily uses custom molding machines manufactured by Cincinnati Milacron, which management believes are generally recognized as state-of-the-art for the industry. The tooling is primarily made of zinc alloy or steel and are built to The Colonel's specifications. The Colonel's presently maintains over 297 specially designed tools, enabling production of approximately 420 different automotive applications.

     The primary manufacturing process used by The Colonel's is referred to as Reaction Injection Molding or the "RIM" process. Because the RIM process is a low-temperature, low-pressure operation, The Colonel's can use zinc alloy tools for a majority of its manufacturing. Zinc alloy tools are less expensive to build than conventional steel injection molds.

     The raw materials for the RIM process, consisting of polyol and polyisocyanate, are available from several sources. The materials are stored in two large closed tanks and are distributed to the presses by a computer-regulated flow monitoring system. In the RIM process, two reactive streams (a polyol containing extenders, catalysts and a blowing agent; and a polyisocyanate) are mixed together under controlled temperatures and pressures while being injected into the tooling attached to each press.

     The RIM tool is filled to approximately 90% of capacity during the injection process. A chemical reaction causes the material to heat and expand, forcing air out through a vent and allowing the material to fill the mold completely. The result is a microcellular plastic elastomeric or polyurethane part. The polyurethane part produced is lightweight, corrosion resistant and will recover its original form after minor impact, lessening the likelihood of automobile body damage at very low speeds.

     An alternative process used by The Colonel's is referred to as injection molding. In injection molding, small pellets containing reactive polymers and catalysts are melted through heat and pressure. The melted material is forced into the mold until it is completely filled. The result is a thermoplastic olefin polypropylene part. A significant benefit of this process is that excess plastic can be reused after it has been trimmed off a completed part. Additionally, a part manufactured using this injection molding process that is damaged in production or rejected as scrap for quality-control reasons can be reground into pellets and completely recycled and used again as raw material. The recycling ability offered by the injection molding process appears increasingly important with steadily rising solid waste disposal costs.

     At the end of each production run, the tooling and the last part produced by the tooling are inspected by production personnel. Preventive maintenance and repair of the tooling are performed on-site by The Colonel's tool and die personnel in order to minimize waste, reduce down-time, prolong tooling life and maintain product quality.

     DISTRIBUTION AND SALES

     The Colonel's products are distributed nationally from its manufacturing facility and from affiliated warehouse facilities. The Colonel's manufacturing facility is located in Milan, Michigan. Products are shipped by The Colonel's directly from its manufacturing facility to customers or to distribution warehouses operated by The Colonel's or its distributors. The Colonel's believes that its success has been achieved in part because of an emphasis on rapid delivery of customer orders. To accomplish this, it maintains large inventories of the products it manufactures. In most cases customer orders are shipped within 48 hours.

     The Colonel's four sales personnel have responsibility for sales and distribution of its products, promotion and advertising. The sales staff is located at the main headquarters in Milan, Michigan.

     The Colonel's also operates a warehouse distribution facility in Houston, Texas. The distribution facility is approximately 25,410 square feet in size, has four full-time employees and is leased by The Colonel's pursuant to a lease agreement having a term through July 1998.

     The Colonel's operates a second warehouse distribution facility in Dallas, Texas. This distribution facility is approximately 25,000 square feet in size, has five full-time employees and is leased by The Colonel's pursuant to a lease agreement having a term through September 1998.

     The Colonel's operates a third warehouse distribution facility in Phoenix, Arizona. This distribution facility is approximately 52,360 square feet in size, has four full-time employees and is leased by The Colonel's pursuant to a lease agreement having a term through January 2000.

     The Colonel's fourth warehouse distribution facility is in Totowa, New Jersey. This facility is approximately 23,000 square feet and is leased through March 1999. The facility employs five full-time employees.

     The Colonel's operates a fifth warehouse distribution facility in Arkansas. This facility is approximately 65,000 square feet and is leased
through September 1998.   In addition to acting as a warehouse and
distribution facility, this facility also manufacturers recycled bumpers. The bumpers are sold through all of The Colonel's distribution warehouses and to many of the same customers as The Colonel's. Stock is transferred among warehouses at cost.

     The Colonel's maintains a fleet of 17 trucks for the transportation and distribution of its products. The Colonel's trucks are maintained pursuant to capital and operating equipment leases and are operated by 21 full-time drivers employed by The Colonel's. Approximately 60% of The Colonel's products are delivered by The Colonel's trucks. The balance of The Colonel's products are shipped by common carrier FOB to customer locations at the customer's expense. The means of delivery utilized by The Colonel's, in combination with fairly flexible manufacturing processes, allows orders to be filled on a faster basis than by OEM competitors. Plastic replacement parts for import model automobiles purchased internationally for domestic resale are generally transported to distribution warehouse facilities at The Colonel's expense.

     The Colonel's products are principally marketed through independent distributors and are sold primarily to automobile collision body shops, automobile aftermarket supply stores and to regional and national chain stores that sell automobile aftermarket parts. There are approximately 80 independent distributors for The Colonel's products, located in all 50 states, the District of Columbia, Puerto Rico, Canada, Mexico and the Bahamas. The distributors for The Colonel's are not limited to exclusive sales of The Colonel's products and The Colonel's does not have any written agreements with its distributors. Compared with OEMs that generally sell only their own parts to service departments in a dealership network, The Colonel's offers a relatively full line of replacement bumpers and facias for multiple automobile models and sells directly to distributors, body shops, automobile service centers and retail customers.

     The Colonel's participates in industry and automotive trade shows each year, including Automobile Body Parts Association, Bumper Recyclers Association of North America and National Automotive Congress Expo, at which The Colonel's promotes its lines of plastic bumpers, facias, support beams and brackets. The Colonel's products have been reviewed in national industry publications such as COLLISION PARTS JOURNAL, BODY LANGUAGE and VOICE OF THE AUTOMOTIVE BODY PARTS ASSOCIATION and approximately 71% of
The Colonel's manufactured qualified facias are listed in the CAPA
Directory of Aftermarket Body Parts. The Colonel's also promotes its products through advertisements in specialized trade and consumer magazines, through distribution of various professionally prepared product catalogs and brochures and through publication of a quarterly newsletter distributed to customers. In addition, The Colonel's sponsors an annual conference with its major customers and suppliers in order to strengthen customer and supplier relations and facilitate feedback with respect to product performance, emerging technology and current market demands.

     COMPETITION

     The automotive aftermarket for plastic replacement bumpers and facias is highly competitive. The market is dominated by OEMs such as General Motors Corporation; Ford Motor Company; Chrysler Corporation; Toyota Motor Sales, USA, Inc. and Nissan Motor Corp., USA. These OEMs are more established and have greater financial resources than The Colonel's. These larger OEMs, however, also generally charge higher prices than The Colonel's for their products and generally distribute their products through their own automobile dealership networks rather than through independent distributors and body shops. Automobile insurance companies have successfully advocated the use of less expensive parts by body shops, and OEMs have lost market share in the collision parts market as a result. This may lead OEMs to reduce their prices or pursue such strategies as industrial rights litigation against aftermarket parts competitors.

     In addition, The Colonel's competes with other non-OEM manufacturers of plastic bumpers for the automotive aftermarket industry in North America. The Colonel's believes it is larger and offers a wider selection of products than any of its non-OEM competitors. Recycling companies and auto salvage companies also compete with The Colonel's; however, The Colonel's believes that such competitors are generally small in size, service only local or regional markets and offer products of varying quality.

     There are also a number of potential competitors to The Colonel's for the non-OEM market. Certain companies based in Asia manufacture replacement plastic automobile bumpers and facias for imported and domestically made foreign automobiles. There can be no assurance that these foreign companies that manufacture plastic automotive replacement parts will not enter the domestic replacement bumper and facia market and directly compete with The Colonel's products.

     PLANT FIRE AND INSURANCE SETTLEMENT

     On June 1, 1993, The Colonel's manufacturing facility in Owosso, Michigan, which included its headquarters, sales offices and manufacturing warehouse, was destroyed by a fire. The fire caused a complete loss of the 280,000 square foot leased facility. It destroyed inventory, severely damaged equipment and other contents therein. As a result of the fire, The

Colonel's transferred certain of its headquarters personnel and production to its production facility located in Sarasota, Florida, on an interim basis, to supplement a portion of the lost production of the Owosso facility. In November 1993, The Colonel's relocated its principal operations to Milan, Michigan, and by August 1994, was producing its full range of products at the Milan facility. Subsequently, all manufacturing operations in Florida were ceased in 1994.

     The Colonel's finalized negotiations with its insurance carrier for amounts to be received on all policies in effect at the date of the fire. Total insurance proceeds received for the replacement cost of lost property, lost profits and other direct costs of the fire were approximately $31,000,000, of which approximately $6,630,000 was due to a shareholder as indemnification of damages to the Owosso facility. The Colonel's recognized as other income a net gain of approximately $9,082,000 and $9,043,000 in 1994 and 1993, respectively, representing the amount by which its insurance proceeds of $24,370,000 exceeded the sum of the net book value of the assets destroyed and the liabilities resulting from the fire.

     PROPERTIES

     In November 1993, The Colonel's relocated its principal operations and headquarters to Milan, Michigan and began leasing a 350,000 square foot facility from a company owned by certain shareholders of The Colonel's.
The address of the Milan facility is 620 South Platt Road, Milan, Michigan 48160. All of The Colonel's manufacturing is now conducted at the Milan facility. The Colonel's believes the Milan manufacturing facility is suitable for its requirements and has adequate capacity to accommodate foreseeable production demands. In addition to The Colonel's single manufacturing facility located in Milan, a description of all other sales and distribution facilities used by The Colonel's is contained above under the heading "Distribution and Sales."

     POSSIBLE INDUSTRIAL DESIGN CLAIMS AND LITIGATION

     The Colonel's manufactures replacement automobile parts that substantially resemble original automotive parts manufactured by domestic and foreign OEMs. The Colonel's marks and packages its products with its corporate name and distributes its products so as not to lead purchasers to conclude that they are purchasing OEM-manufactured collision parts. However, The Colonel's is aware that some potential exists for marketplace confusion notwithstanding its efforts to avoid product confusion. For example, defective OEM-manufactured parts are sometimes mistakenly returned to The Colonel's for replacement under The Colonel's product warranty.

     Other companies in the collision parts industry have from time to time been the subject of claims and lawsuits brought by OEMs based on claims of intellectual property right infringements. While The Colonel's has not to date been notified of any such claims or been subjected to any such litigation, there can be no assurance that future claims will not be made or that litigation will not be commenced against The Colonel's based on allegations of infringements of intellectual property rights. There also can be no assurance that if any such claims are made or litigation commenced, that such claims or litigation would not adversely affect The Colonel's operations.

     POSSIBLE FEDERAL INDUSTRIAL DESIGN LEGISLATION

     Legislation has been introduced in the United States House of Representatives on a number of occasions that would provide a mechanism for registration of certain product design features and would expand copyright protection for designs of replacement parts. If enacted, such legislation might prohibit The Colonel's from manufacturing and distributing its products using shapes and designs similar to those of OEMs that register design features of automobile bumpers or components. Such a prohibition could require The Colonel's to commit significant additional funds to analyze the product design of products of its OEM competitors. Even if The Colonel's were to undertake such additional analysis, there can be no assurance that The Colonel's product designs would not be subject to challenge by OEMs. The Colonel's could be required to expend significant resources for the defense of such challenges, and it could be exposed to liability if it was found to have violated a valid design registration. Accordingly, passage of such legislation could effectively preclude The Colonel's from continuing its operations. It is not possible to predict whether legislation will, in fact, ever be passed. If such legislation is enacted, however, it is probable that it would adversely affect The Colonel's. Industrial design legislation has been opposed by representatives of the automobile collision repair industry, the automobile insurance industry and by various consumer organizations. However, there can be no assurance that such opposition will prevent the passage of "design-rights" legislation or the passage of compromise legislation that could extend design rights for OEM automobile parts.

     FOREIGN INDUSTRIAL DESIGN PROTECTION LAWS

     The Colonel's presently distributes and sells its products in Canada and Mexico. Such sales represented 4.3% of total sales in 1996. Canadian law extends protection for a period of up to ten years to registered industrial designs having novelty in appearance as opposed to novelty of mechanical construction, physical composition or method of operation. Mexican law extends protection for a period of up to seven years to registered designs under ornamentality and novelty standards similar to Canadian law. The Colonel's management believes that most bumper and facia designs lack the requisite degree of novelty to qualify for design registration in Canada or Mexico. The Colonel's has not been the subject of or threatened with any design right claims under Canadian or Mexican law; however, there can be no assurance that The Colonel's will not be the subject of future design rights claims under Canadian or Mexican law or that Canada or Mexico will not amend existing laws or enact more restrictive protections for industrial design rights that could adversely affect sales of The Colonel's products in those countries.

     POSSIBLE ADDITION OF INDUSTRIAL DESIGN PROVISIONS TO GENERAL AGREEMENT ON TARIFFS AND TRADE

     Representatives from numerous countries meet periodically to negotiate changes in the General Agreement on Tariffs and Trade ("GATT"), which was originally drafted in 1947. GATT determines many of the basic rules for trade between countries that are signatories to it. In April 1994, 124 countries, including the United States, concluded more than seven years of talks under the Uruguay Round of GATT. The Uruguay Round Agreement Act was approved by the U.S. Congress and signed by President Clinton in December of 1994 and took effect with respect to the United States on January 1, 1995.

     As extended in the Uruguay Round, GATT provides greater protection for intellectual property rights, such as patents, trademarks and copyrights. Although it was reported that restrictive protections for automotive parts made by OEMs and possible "industrial design rights" were considered, no provisions of GATT specifically require signatory nations to extend industrial design rights protection to any of the replacement products manufactured by The Colonel's. If restrictive design rights for OEM automotive parts were ever adopted as a part of GATT, it might have a significant adverse impact on The Colonel's business. Under the Uruguay Round, GATT signatory nations are scheduled to reconvene in the year 2000 to consider further terms for market liberalization and trade expansion.

     EMPLOYEES

     As of December 31, 1996, The Colonel's had approximately 174 full-time employees (including leased employees as described below), including 14 salaried managerial and administrative employees and 160 hourly employees. Of the total number of employees, 138 were in manufacturing, and the balance was in sales, marketing, administrative and executive positions. The Colonel's considers its employee relations to be good.

     Approximately 144 of the hourly workers at the Milan facility are leased from Human Resource Committee (HRC4), an employment brokerage service. HRC4 provides paychecks and benefits to these employees and also pays the workers' compensation insurance and payroll taxes relating to these employees. The Colonel's pays a service fee to HRC4 in accordance with the contract between HRC4 and The Colonel's.

     ENVIRONMENTAL REMEDIATION

     The Colonel's is responsible for the cleanup of hazardous materials and ground contamination located at the Owosso, Michigan facility as a result of the fire in June 1993. See "Plant Fire and Insurance Settlement." In August 1993, the Michigan Department of Natural Resources required that The Colonel's perform a complete hydrogeological study of this site to determine the extent of the contamination. The Colonel's will engage environmental consultants in the summer of 1997 to determine the extent of the hazardous materials located at this site, if any, and the cost of any cleanup. The cost of any cleanup that may be required at the Owosso site is not expected to have a material adverse impact on the financial position of The Colonel's.

     As part of the lease agreement with a related party for the Milan, Michigan facility, The Colonel's is also responsible for up to $2,000,000 of the costs of remediation of hazardous material, if any, that existed at this site prior to The Colonel's entering into the lease in June 1993. The Colonel's has accrued reserves for all estimated cleanup costs based on an environmental study of the site. The cost of any remediation that may be required at the Milan facility is not expected to have a material adverse impact on the financial position of The Colonel's.


THE COLONEL'S TRUCK ACCESSORIES, INC.

     GENERAL

     In 1995, the Company determined that there was an opportunity within the new and used vehicle accessories market. This opportunity was attractive to the Company because many of such accessories are produced from plastics that are already an integral part of the Company's current manufacturing capability and because they share like, though not identical, distribution systems. Further, the Company believed that many of the major manufacturers in this segment were becoming complacent. These competitors have not updated their technology for some time and are not providing the highest quality products and service to their customers, in the Company's opinion.

     As a result of this analysis, the Company formed CTA and launched the first of what it expects will be several accessory products to be manufactured and distributed by CTA. This first product line is a truck bed liner.

     Truck bed liners are plastic inserts that are placed into the rear beds of pickup trucks. Owners purchase these inserts to protect the paint and structural integrity of their truck beds. Many manufacturer/distributors of this product are already in the marketplace. Products range in quality from very poor to excellent. Poor liners have bad fit and finish, may require special drilling into the vehicle to support mounting attachments and are of thinner gauge plastic. Excellent products do not have these deficiencies. Other differentiating features of better products include side wall reinforcements, drainage channels and other features. In the Company's opinion, CTA makes an excellent product that is competitive with the leading manufacturer's best product.

     Once the decision to enter this market was made, CTA required only
13 months to bring the manufacturing plant on line. The plant commenced operations in May 1996 and successfully commenced marketing and
distribution in the last two quarters of that year.   Prior to 1997, these
operations were conducted by The Colonel's. Effective January 1, 1997, however, these operations were transferred to CTA.

     PRODUCTS

     CTA's accessory product line currently consists of one main product, a truck bed liner, that is made to fit a number of different models. CTA produces both under-the-rail and over-the-rail products. In the aggregate, CTA manufactures approximately 30 different liners. Additional products within this line will be added if and when sales volume for existing products increases and as the market demands.

     MANUFACTURING

     CTA has the very latest in plastic sheet extrusion machines (2) and rotary vacuum formers (6) to produce liners. Raw materials, supplied by Phillips Petroleum, are maintained in large vessels in the CTA's Owosso, Michigan plant. Keeping these materials inside avoids temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet. This reduces variations in the quality of CTA's extruded sheets.

     CTA believes that it is unique among all United States liner manufacturers in the type of equipment and the control of product employed in this operation. The ability to control every element of production from raw materials to finished product makes CTA's operation preeminent in the market, in the Company's opinion.

     CTA's extruded plastic sheets are inserted into rotary vacuum formers in order to produce truck bed liners. After the product is made by the vacuum formers, it is hand trimmed and checked for quality assurance. The product is then inventoried against shipment to customers. Inventory is held within the Owosso plant facility and shipped by the CTA's fleet of tractors and trailers.

     Total annual production capacity in the plant is estimated at over 700,000 units, assuming three shifts of operation. The facility currently runs one shift per day.

     DISTRIBUTION AND SALES

     Distribution is made to a highly fragmented network of distributors and dealers across the United States. Many of The Colonel's distributors for its collision repair parts may at some time enter this market and allow CTA to achieve significant efficiencies across its distribution channel.

     CTA is also testing retail sales points for its liners coupled with other accessory products produced by other manufacturers. The test market for this point is Los Angeles, California, the number one media market in the United States. The Los Angeles market has the largest number of truck registrations in the United States. If this model proves successful, it will be used as a template for sales points in other major markets.

     Sales are directed from the Owosso facility through the marketing manager to a force of four outside salespeople. CTA hopes to expand this sales department in 1997 to sustain the momentum created by the initial liner introduction and to penetrate new distribution channels.

     MARKET

     The market for liners is estimated at approximately 50% of the total volume of new pickups sold in the United States, both foreign and domestic, and is estimated to be 1,500,000 units per year. With the percentage of the total automobile market represented by pickup trucks expected to grow in the coming years, CTA has the potential to expand this product line.

     COMPETITION

     CTA estimates that there are some 13 other manufacturers of bed liners in the United States. The two largest, Durakon Industries, Inc. and PENDA Corporation, manufacture and sell the majority of all bed liners in the United States. The ten remaining manufacturers accounted for the remainder before the CTA's entrance in the market.

     EMPLOYEES

     At December 31, 1996, The Colonel's employed 47 people in its bed liner division, including 43 contract employees leased through HRC4.
These persons are now employees of CTA. Management of CTA includes two former Durakon employees with long experience in this industry sector. John Carpenter, who is CTA's President, was formerly national sales manager for Durakon. Dennis Bills was formerly a production manager for Durakon and holds a similar position in CTA. The experience of these two individuals, coupled with CTA's other management personnel, combine to form the management team.

     FACILITIES

     CTA conducts its operations in a former Johnson Controls plant in Owosso, Michigan. The plant has 240,000 square feet of space, which CTA believes is adequate for current operations and planned expansion. CTA's executive offices are located at 951 Aiken Road, Owosso, Michigan 48867.


BRAINERD INTERNATIONAL RACEWAY, INC.

     GENERAL

     Brainerd International, Inc. ("Brainerd") was incorporated under the laws of the State of Minnesota on January 21, 1982. At that time, Brainerd assumed the business of its predecessor, Brainerd International Raceway, Inc., a Minnesota corporation. After the Merger (See "Item 1 - THE COLONEL'S INTERNATIONAL, INC."), BIR assumed the operations previously conducted by Brainerd. BIR and its predecessors have operated the Brainerd International Raceway (the "Raceway") since June 1973.

     GENERAL OPERATIONS

     At the Raceway, BIR organizes and promotes various spectator events such as road and drag races, including races for sports cars, motorcycles and go-karts, and derives a substantial portion of its revenues from ticket sales and spectator attendance. See "Sources of Revenue." In addition, BIR permits the use of the Raceway by others who organize and promote racing events, and by individuals or commercial organizations who may use the Raceway for things such as automobile road testing or filming. All racing events, whether or not organized by BIR, are conducted over a two to four-day period, usually encompassing a weekend.

     SOURCES OF REVENUE

     BIR derives its revenues from four principal sources: (i) ticket sales; (ii) camping fees, concession sales, and track rentals; (iii) entry fees; and (iv) sponsorship fees. BIR received sponsorship fees in 1996 from commercial businesses such as Viking Coca-Cola, Inc., Anheuser-Busch (Budweiser), Dodge & Dodge Truck, Champion Auto Stores and R.J. Reynolds Company. These companies promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season. Entry fees are received from race participants.

     BIR permits overnight camping during racing events within the area surrounded by the Raceway, which will accommodate tents, trailers and motorhomes. In 1996, BIR charged from $10 per person to $16 per person for each weekend, or from $5 per person to $10 per person for one day, for use of the camping facilities. Material revenues from camping were received by BIR with respect to only five spectator events in 1996. A local non-profit organization managed the camping activities on a commission basis for BIR in 1996 and is expected to do so again in 1997.

     Beer, soft drinks, candy and fast food items such as hot dogs, barbecued chicken and ribs are served at concession stands at various locations around the Raceway, but principally near the grandstand area.
BIR allowed both for-profit and nonprofit organizations to operate the concession stands for the five principal spectator events in 1996. BIR receives a percentage of the gross sales of all concessions, but neither BIR nor any affiliate of BIR operates any of the concession stands. BIR currently plans to continue its practice of allowing independent for-profit and non-profit organizations to operate the concession stands.

     BIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. BIR has also rented the Raceway for use as the site of a camping convention. The fee charged for such use varies and is negotiated in each case.

     For the calendar years 1992 through 1996, the approximate percentage of revenues derived from BIR's various revenue sources were as follows:

     ACTIVITY                              1996    1995    1994    1993    1992
     --------                              ----    ----    ----    ----    ----
     Ticket Sales                           70%     70%     71%     70%     66%

     Track Rentals, Concessions and
     Camping Fees                           17%     14%     11%     13%     14%

     Entry Fees                              8%     11%      8%      9%     11%

     Sponsorship Fees                        5%      5%     10%      8%      9%

     EVENTS AND ACTIVITIES

     During 1996, BIR organized and promoted several major spectator events, including two drag races (the "Winston Drag Racing Series" and the NHRA "Champion Auto Stores Nationals"), two special events (the "Champion Auto Stores Show & Go" and the "Champion Auto Stores Muscle Car Shoot-Out"), one motorcycle race (the "Suzuki Classic") and one "Cruisin' to Lakes" hot rod custom car show.

     The Winston Drag Racing series, held on June 1 and 2, 1996, was a drag racing event sponsored nationally by R.J. Reynolds Tobacco Company of

Winston-Salem, North Carolina. A drag race is generally conducted between two vehicles from a standing start over a one-quarter mile track, using sophisticated starting and timing systems. The Winston Drag Racing Series was sanctioned by the National Hot Rod Association (the "NHRA") and was one of a series of five events in the Central States Division of the NHRA. See
"Sanctioning Organizations."   The Winston Drag Racing series was organized
and promoted jointly by BIR and the NHRA, and included both professional and amateur drivers who paid BIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. The Sponsorship Agreement with R.J. Reynolds Tobacco Company for this event expired in December 1996. Sponsorship for this event starting with the 1997 racing season is with Federal Mogul Corp. This contract expires in 2002. This event drew approximately 3,700 paid spectators in 1994, as compared to approximately 4,000 in 1995 and 3,300 in 1994. In 1997 this event will be replaced by the Federal Mogul Paints meet, which will be similar. It is scheduled for June 3 & 4, 1997.

     The Champion Auto Stores Show & Go event, held on July 6 and 7, 1996, was sponsored by Champion Auto Stores under an agreement which extends through 1998. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The event had approximately 7,100 paid spectators in 1996 and 7,000 and 7,300 in 1995 and 1994, respectively. The event is scheduled for July 5 and 6, 1997.

     The Champion Auto Stores Muscle Car Shoot-Out was held on August 3 and 4, 1996. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1974 to 1996 model year vehicles. The event is subject to the same sponsorship agreement as the Champion Auto Stores Show & Go event. The event had approximately 5,700 paid spectators in 1996 and 6,600 and 6,200 paid spectators in 1995 and 1994, respectively. The event scheduled for July 26 and 27, 1997.

     The Suzuki Classic, held on July 12, 13 and 14, 1996, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes. The event had approximately 7,800 paid spectators in 1996, compared to approximately 8,000 in 1995 and 9,200 in 1994. This event is scheduled this year for June 27, 28 and 29, 1997.

     The Champion Auto Stores Nationals event, held on August 15, 16, 17 and 18, 1996, was sponsored by Champion Auto Stores under an agreement with the NHRA. This event features all professional drivers, most of whom have national reputations, and was one of a series of 19 drag races conducted throughout the United States in 1996 under the national sponsorship of the R.J. Reynolds Tobacco Company and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Pull Dragster, Funny Car, Pro Stock, Pro Truck, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Champion Auto Stores Nationals are organized and promoted by the NHRA. The NHRA leases the Raceway from BIR for a rental equal to one-half of the net profit of this event, as defined in the lease agreement. Such profit is earned primarily through the receipt of promotional fees and ticket sales. BIR's responsibilities in this event are, among other things, to provide the Raceway, ticket sellers and takers and security personnel, and to assist in the management and operation of the event. The lease agreement with the NHRA has been extended through the 2001 racing season. Under the lease agreement, BIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA. Until 1991, the event was sponsored by Quaker State Oil Refining Company. Champion Auto Stores has agreed to sponsor the event through the 2001 racing season. The Champion Auto Stores Nationals drew approximately 50,100 paid spectators in 1996. The event, which has been held at the Raceway since 1982, drew approximately 49,000 and 44,500 paid spectators in each of 1995 and 1994, respectively. The event is scheduled for August 14 through 17, 1996.

     BIR also organized and sponsored four weekend drag racing "bracket" events in 1996, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and BIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted. BIR has scheduled four bracket races for 1997.

     In addition to the spectator events and the bracket races discussed above, there are racing events conducted on approximately 20 other weekends that are primarily for nonprofessional drivers and are often organized and sponsored by local and regional racing clubs, some of which may be members of or affiliated with national sanctioning organizations. While spectators attend these events, BIR does not receive any revenues from ticket sales or engage in any significant promotion of these events.

     In 1996, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, in 1994, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association, a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 1994, the Northland Region Karting Association, affiliated with the World

Karting Association, (the "WKA"), organized and sponsored 14 go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 1997.

     BIR will rent the Raceway to various individuals or organizations for their own unsanctioned events. Chrysler Corporation currently uses the track for winter cold weather testing, driving schools and to test or film the operation of various motor vehicles.

     In addition to attempting to continue to schedule the events discussed above, BIR is also seeking to establish additional revenue producing uses for the Raceway. Events under consideration include additional spectator racing events and music festivals.

     SANCTIONING ORGANIZATIONS

     Most racing events conducted at the Raceway, including the five principal spectator events held by BIR in 1996, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications which each class of car or other vehicle must meet in order to be eligible to race, and to driver conduct and other racing matters. BIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the SCCA (governing sports cars), the NHRA (governing drag racing), the AMA (governing motorcycles) and the WKA (governing go-karts).

     PROMOTION AND TICKET SALES

     BIR promotes its principal spectator events (discussed under "Events and Activities" above) primarily through radio and television advertising in Minnesota, through mailings made to selected potential spectators from a list developed by BIR and through racing posters placed in service stations and auto parts and accessory stores. BIR personnel also attend seven auto shows in Minnesota, where they promote all of BIR's events. In a few instances, sponsoring organizations may also promote these events. When undertaken, such sponsor promotion is generally through newspaper or point-of-sale advertising.

     Ticket sales are made at various locations by ticket agents, at BIR's offices primarily by mail and at the Raceway. BIR sells three types of tickets: a Sunday only ticket, a weekend ticket and a Super Weekend ticket that includes all days of each event plus pit passes and camping. Ticket agents are located throughout Minnesota and include the retail outlets of

Champion Auto Stores. Most ticket agents receive a commission equal to 9% of the ticket prices. Ticket prices for the five principal racing events scheduled for 1997 will range from $8 to $90 per ticket, depending primarily on the event and the number of days the event is held.

     BIR estimates that over 78% of its ticket sales are made to residents of the Minneapolis/St. Paul, Minnesota metropolitan area and that approximately 40% of its ticket sales are by mail. Advance sales of tickets represent approximately 45% of all ticket sales.

     COMPETITION

     The closest comparable race track which conducts road racing events similar to those conducted by BIR is located at Elkhart Lake, Wisconsin, which is approximately 75 miles northwest of Milwaukee, Wisconsin, approximately 475 miles from the Raceway and approximately 350 miles from Minneapolis/St. Paul, Minnesota. While there are drag race strips in Fargo, North Dakota, and Eau Claire, Wisconsin, the closest drag race strips that own equipment and conduct major drag race events comparable with that owned or conducted by BIR are located in Indianapolis, Indiana and Denver, Colorado. While other regional race tracks are not generally considered competitive with BIR, other events in BIR's market area, such as sporting events, festivals and concerts, may tend to attract persons who might otherwise attend BIR's racing events. BIR does not generally consider the schedules of other spectator events when scheduling its own events.

     SEASONAL BUSINESS/WEATHER

     Substantially all of BIR's revenues arise from operation of the Raceway during the period of April through October of each year. BIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by BIR. While sports car, stock car and motorcycle races may be conducted in nearly all weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket purchasers. A substantial majority of BIR's revenues arise from drag racing events. In 1993, four of the six spectator events were materially and adversely affected by rain and unseasonably cool weather.
In addition to adversely affecting attendance and concession sales, the weather required the rescheduling of portions of three events which resulted in increased operating costs for the events. For example, the Brainerd 200 snowmobile race, held over the 1994-1995 New Years' weekend, was adversely affected by limited snowfall occurring prior to the event which reduced the number of snowmobile riders who traditionally visit the Brainerd area during that weekend. Bad weather was not a significant factor in 1996.

     GOVERNMENT REGULATIONS

     The operation of the Brainerd International Raceway is subject to various zoning, land use and health laws and regulations. BIR's management believes that it is and will continue to be in compliance with such laws and regulations.

     LIABILITY INSURANCE

     BIR requires that each race participant expressly waive any claim against BIR that may arise from a racing accident; however, actions alleging BIR's or its predecessors' negligence can and have been brought based upon the occurrence of such accidents. BIR, its officers, and sponsors, and certain participants in the racing events, are insured for up to $5,000,000 against liability for personal injury and property damage to any spectator or racing event participant incurred at any racing event as the result of the negligence of any named insured. The insurance is increased to $10,000,000 for the NHRA National. This insurance policy must be renewed annually and there is no assurance that such insurance will continue to be available to BIR at affordable rates. In addition, BIR requires each participating or sanctioning organization that uses the Raceway to acquire insurance which provides accidental death, dismemberment and medical benefits for participants in each racing event. The amount of coverage under such insurance varies from $3,000 to $20,000 per incident.

     EMPLOYEES

     BIR employs four full-time employees, including Richard L. Roe, BIR's Vice President and Operations Manager. From April through October, BIR employs four full-time grounds and track maintenance personnel. In addition, BIR engages various independent contractors to handle matters such as public relations, drag racing events, perimeter and grounds security, ticket sales and ticket handling, emergency medical service, concessions and camping. None of the independent contractors engaged by BIR are affiliated with BIR as an officer, director or principal shareholder.

     PROPERTIES

     BIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. The Raceway was initially constructed and first utilized for competitive racing in 1968. The site of the Raceway consists of approximately 611 acres. The terrain of the site is slightly rolling and partially wooded. The track and various access roads are composed of blacktop.

     The Raceway is enclosed by a five-foot chain link fence. The site provides camping facilities and parking for approximately 15,000 vehicles. The Raceway contains several buildings, including a four-story tower containing eleven executive viewing suites, a control tower, three enclosed racing maintenance buildings divided into stalls for participant repairs and various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame construction. Grandstand bleachers for approximately 20,000 spectators are primarily located along the dragstrip.

     BIR made substantial improvements to the Raceway during past two years. In connection with the drag racing facility, BIR expended approximately $25,000 on the following: (i) three additional grandstand bleachers for 4,000 spectators on the north side of the dragstrip; (ii) a new press room on top of the new grandstand; (iii) a new return road and pit lane; (iv) a maintenance garage and conference room; (v) a relocated scoreboard; (vi) new track surface; (vii) new burnout pits; (viii) new bathrooms and (ix) and various improvements to the main entrance.

     BIR's executive offices are located at 17113 Minnetonka Boulevard, Suite 214, Minnetonka, Minnesota 55345, where BIR leases approximately 1,100 square feet of office space. The lease term expires in February 1998.


ITEM 2.   PROPERTIES

     The Company is a holding company with no operations of its own. The properties of the Company's three wholly owned subsidiaries, which are The Colonel's, CTA and BIR, are addressed below.

     THE COLONEL'S. The properties of The Colonel's are discussed in "Item 1--THE COLONEL'S, INC.--Properties."

     CTA. The properties of CTA are discussed in "Item 1--THE COLONEL'S TRUCK ACCESSORIES, INC.--Facilities."

     BIR. The properties of BIR are discussed in "Item 1--BRAINERD INTERNATIONAL RACEWAY, INC.--Properties."


ITEM 3.   LEGAL PROCEEDINGS

     The Company has reserved a total of $820,000 against claims asserted by opposing parties in various unrelated lawsuits:

     The Colonel's is a defendant and counter-plaintiff in a suit filed December 5, 1991, in the United States District Court, Eastern District of

Michigan, Flint, Michigan, in a private action seeking damages under the federal anti-trust statutes. The Colonel's settled this case for $150,000 in cash and $350,000 in merchandise paid over time through December 1997.

     The Colonel's is a plaintiff and counter-defendant in a suit filed on February 14, 1994, in the United States District Court, Eastern District of Michigan, Detroit, Michigan. The underlying controversy arose because a machine, as delivered, did not have the capacities promised at the time that The Colonel's issued a purchase order for it. The trial court has issued an interim ruling that The Colonel's cannot introduce evidence regarding those promises unless they were incorporated in a writing signed by the defendant. The defendant sold the rejected machine to another buyer for more money than The Colonel's purchase order required it to pay, but has filed a counterclaim seeking its costs for finding another buyer and for lost profits. The Colonel's believes the vendor will be found not to be entitled to damages. The Colonel's cannot appeal the trial court's ruling regarding its damages until the case has been completely resolved at the trial level.

     The Company has been served with three lawsuits pertaining to a class action suit arising from the production of bed liners. The suits allege that the liners insulate a gas can when filled in the back of a truck which may allow a static charge that may result in a fire. Although the class action suit targets bed liner manufacturers, the Company feels that other organizations should also be involved, such as the service stations, gas can manufacturers, gas pump manufacturers, etc. This problem could result from a can sitting in the trunk of a car where no bed liner is used. The Company has formed a coalition with the other bed liner manufacturers to defend this class action suit. The Company did not produce liners at the time of the alleged incidents, but has elected to stay in the class action suit.

     The Company has been served with a lawsuit filed in Federal District Court for the Western District of Wisconsin by a competitor pertaining to a possible infringement of their patent associated with their bed liner products. The Company has recently received its patent from the United States Patent office and believes that the patent was issued after the Office's strict due diligence. The Company believes that is it not infringing upon the competitor's patent. In addition, the Company has filed a separate suit in Federal District Court for the Eastern District of Michigan alleging the same competitor is infringing on the Company's bed liner patent.

     The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. While the results of such proceedings and those discussed in the preceding paragraphs cannot be predicted with certainty, management believes that any amounts that may be required resulting from the final outcome of such matters, in addition to amounts presently accrued, will not have a material adverse effect on the Company's financial position.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The Company's common stock has been traded on the Nasdaq SmallCap Market since January 2, 1996. The number of holders of record of Common Stock in the Company on March 27, 1997 was 244.

     Prior to the Merger, the common stock of Brainerd International, Inc. was traded on the Nasdaq SmallCap Market. Effective January 2, 1996, Brainerd common stock was delisted from the Nasdaq SmallCap Market. The table below sets forth the high and low transaction prices by calendar quarter for 1996 for the Company's common stock and by calendar quarter for 1995 of Brainerd common stock, prior to its delisting. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions. Because of the Merger, the prices of Brainerd common stock in 1995 set forth below may not reflect the value of a share of Common Stock in the Company.

                                    1996                     1995
                                    ----                     ----
                              HIGH         LOW         HIGH         LOW
                              ----         ---         ----         ---
January-March                 $7.50       $5.00       $12.00       $6.00
April-June                    $9.00       $6.25       $ 8.50       $6.50
July-September                $9.00       $5.50       $ 6.00       $6.00
October-December              $8.00       $3.00       $10.50       $4.50

     During 1996, the Company did not pay any dividends on its Common
Stock. During 1995, Brainerd did not pay any dividends on its common stock. The Company does not anticipate paying any dividends in the near future. Management intends to apply earnings, if any, to the development of the business of its subsidiaries.

     The Company made no sales of unregistered securities during fiscal
1996.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1996 has been derived from the consolidated financial statements of the Company, which have been audited by the Company's independent auditors, Deloitte & Touche LLP.
The following data should be read in conjunction with the consolidated financial statements and related notes thereto and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

                                     1996               1995               1994               1993               1992
                                     ----               ----               ----               ----               ----
OPERATIONS<F2>:
--------------
Operating revenues                $40,263,082        $28,503,726        $28,492,013        $25,174,656        $25,835,683
Net Income (loss) from
 continuing operations            $ 5,191,303          4,970,770          2,401,905           (541,052)         3,716,198
Net Income                        $ 2,521,986          1,862,474         10,887,714          7,762,206          2,145,098
Primary earnings per
 share                            $      0.10
Pro forma earnings
 per share <F1>                                      $      0.11


FINANCIAL CONDITION:

Current Assets                    $13,638,100         $11,483,401        14,399,543         15,455,926          6,857,796
Current Liabilities               $16,659,846          15,026,023        15,886,485         19,339,356          9,411,218
Total Assets                      $42,610,295          38,243,986        31,529,883         32,349,317         21,556,349
Long term obligations             $ 6,321,175           6,064,705         1,366,615          3,176,218          5,129,296
______________________

<F1> The pro forma earnings per share has been derived from the income statement of the Company for the year ended December 31, 1995, adjusted to give effect to the change in tax status of The Colonel's as if such change had occurred at the beginning of the period.

<F2> The Merger pursuant to which The Colonel's became a subsidiary of the
Company was effective December 31, 1995. Therefore, the selected financial data for the year ended December 31, 1995 and prior reflect only the results of operations of The Colonel's, the accounting acquiror. Refer to "Note 3 - Business Combination" in the Notes to the Financial Statements for proforma results of operations as if the Company and The Colonel's had been combined for 1995 and 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operation and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the notes thereto.

THE COLONEL'S INTERNATIONAL, INC.

     The Company is a holding company for three subsidiaries: The
Colonel's, BIR and CTA.

BACKGROUND

     Effective December 31, 1995, Brainerd merged with and into the Company. The Company was the surviving corporation in the Merger. Prior to the Merger, Brainerd had 677,830 shares of its common stock outstanding and traded on the Nasdaq SmallCap Market (symbol BIRI). Pursuant to the Merger, these shares were converted into the same number of shares of Common Stock in the Company.

     Also effective December 31, 1995, Brainerd Merger Corporation, a Michigan corporation and a wholly owned subsidiary of Brainerd, merged with and into The Colonel's. The Colonel's was the surviving corporation in this merger. In consideration of this merger, the Company issued 23,500,000 shares of its Common Stock to Donald J. Williamson and Patsy L. Williamson, who were the sole shareholders in The Colonel's. In addition, Brainerd transferred all of its operating assets to its newly formed subsidiary, BIR.

     As a result of these transactions, the Company now has two wholly owned subsidiaries: The Colonel's and BIR. (The Company's third wholly-owned subsidiary, CTA, was incorporated in 1997.)

     For accounting purposes, the transaction was treated as a recapitalization of the Company with it as the acquirer (a reverse acquisition). The effective date of the Merger was December 31, 1995; therefore, the assets acquired and liabilities assumed are included in the Company's balance sheet at December 31, 1995. The historical financial statements prior to December 31, 1995 are those of The Colonel's only and do not include any operating results of BIR. Refer to "Note 3 - Business Combination" in the Notes to the Consolidated Financial Statements for proforma selected financial information.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, it had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, the Bahamas and the District of Columbia. The start up of a new truck accessory division (CTA) that manufactures and sells pickup truck bed liners and tail gate covers, and the formation of BIR as a subsidiary of the Company, represent efforts by the Company to begin to diversify into other areas outside the automotive collision parts industry.

     The Colonel's designs, manufactures and distributes plastic bumpers, facias, support beams and brackets for the automotive collision parts industry. It also purchases and resells replacement steel and chrome bumpers, facias, header panels, steel bumpers, rebars, step bumpers, paint and body shop repair supplies through its distributors as replacement collision parts for most domestic and imported automobiles and light trucks.

     The Colonel's is a leading domestic manufacturer of plastic replacement bumpers and facias for the automotive and light truck aftermarket industry. It competes with original equipment manufacturers ("OEMs"), other domestic and import manufacturers for the aftermarket who offer new replacement bumpers and the recycled and junk yard industry which repairs and resells previously damaged or salvaged automotive parts.

THE COLONEL'S TRUCK ACCESSORIES, INC.

     The Colonel's bed liner division began operations in 1996. These operations were later transferred to CTA, which was incorporated and began operating as a separate subsidiary of the Company effective January 1, 1997. CTA sells new pickup truck bed liners, tail gate covers, trim pieces and other items and will compete in the growing pickup truck and sport utility liner market. Newly installed custom built equipment will make CTA's Owosso manufacturing facility one of the world's most modern bed liner production plants. CTA believes that it can effectively compete in the market because it has the ability to manufacture its own plastic sheet stock instead of purchasing the stock from outside vendors, and it has specialized tooling with a dedicated mold for each part. CTA registered two patents on this specialized tooling, which required extensive development. The products of CTA will be sold through a worldwide distributor network.

BRAINERD INTERNATIONAL RACEWAY, INC.

     From the time of its formation in 1982, BIR has operated a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. As of January 1, 1996, this facility is now operated by BIR, a subsidiary of the Company. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. Historically, BIR has scheduled racing and other events to be held at the racetrack during weekends in the months of May through September each year.

     While BIR schedules approximately 35 events during each season, a limited number of the major spectator events provide a substantial portion of BIR's revenues with one event, the Champion Auto Stores Nationals, having provided approximately 56% of BIR's operating revenue for the past three years. Revenues from the major spectator events were from the sale of admissions to the event, the sale of concessions and fees paid by the spectators and participants for camping access on the grounds of BIR. The receipt of such revenues is affected by weather conditions. Even if an event in not canceled due to rain or other adverse conditions, poor weather will reduce the attendance and the sale of concessions.

     In addition to spectator-related revenues, BIR receives: (i) sponsorship fees from businesses which promote their products and services at the Raceway; (ii) entry fees from participants in the races and other events; and (iii) rent for use of the track for private racing events, driving schools and the testing or filming of motor vehicle operations.

MAJOR FIRE LOSS AND INSURANCE CLAIM

     The Colonel's suffered the loss of its former Owosso manufacturing plant on June 1, 1993 due to a fire that totally consumed the building, the finished inventory stored in its warehouse area, a significant percentage of the plant's machinery and equipment and many of The Colonel's production molds. The Colonel's settled the resulting insurance claim for all insured losses caused by the fire and recognized a net gain of approximately $9,082,000 and $9,043,000 in 1994 and 1993, respectively. Those gains represent the amount by which The Colonel's portion of insurance proceeds of $24,370,000 exceeded the sum of the net book value of assets destroyed by the fire. The Colonel's paid $6,630,000 for the building's loss to the landlord, a related party. The Colonel's secured short term bridge loans from its primary lender to enable it to begin the rebuilding process. After consulting with government investigators and conducting its own private investigation, The Colonel's insurer unconditionally accepted coverage for the fire on November 11, 1993. Once the insurance company began paying partial claims, the bridge loans were repaid.

     Immediately after the fire, The Colonel's increased the output of its Sarasota, Florida manufacturing facility to minimize any loss of sales and income. Sarasota's production was increased to and kept at near capacity while salvageable machinery and equipment from Owosso were moved to a newly leased facility in Milan, Michigan. By August 1994, the Milan plant was producing The Colonel's pre-fire full line of products and inventory levels had been rebuilt to a point where The Colonel's could resume full truckload deliveries to its customers.

     Given that the combination of the new and restored presses, as well as the improved layout at the Milan manufacturing facility, afforded The Colonel's more production capacity than it had enjoyed at the Owosso facility, management decided in October 1994 to reduce manufacturing overhead by closing the Sarasota facility, which had been leased on a month-to-month basis. Sarasota's inventory was reduced through normal sales and the remaining units of inventory were shipped to Milan. Sarasota's machinery and equipment was either sold or moved to another facility. The equipment designated for sale was reclassified as "assets held for sale" and valued at its estimated net realizable value at the end of 1994. All of the production molds at the Sarasota facility were acquired as part of The Colonel's 1991 purchase of the assets of a competitor, Nupar, Inc. That purchase resulted in some duplicate molds. These duplicate molds, with a total net book value of $1,034,000, were written off in 1994 and scrapped as a result of the close of the Sarasota facility.

LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 1996, the Company has funded its working capital and capital expenditure requirements using cash flows from operations and bank borrowings under revolving lines of credit and bank notes.

     The Company's consolidated current assets increased from $11,483,000 at December 31, 1995 to $13,638,000 at December 31, 1996. This increase primarily relates to the $1,540,000 increase in inventory and the $1,313,000 increase in accounts receivable. See below for further discussion of these changes. The Company's consolidated current liabilities increased from $15,026,000 at December 31, 1995 to $16,660,000 at December 31, 1996. This increase primarily relates to a $600,000 increase in accounts payable due to the addition of the Owosso facility and the warehouse in New Jersey, additional short-term borrowings of $1,000,000, and a $1,000,000 increase in income taxes payable due to a change in tax status from an "S" corporation to a "C" corporation, which are offset by a $1,500,000 decrease in the current portion of long-term obligations.

     Accounts receivable increased by approximately $1,313,000 due to increased sales and the addition of the bed liner plant in Owosso, Michigan and the factory warehouse in Totowa, New Jersey. The Company's subsidiaries continue to offer early payment discounts and incentives for prompt payments to their customers.

     Inventories increased by approximately $1,540,000 due to the start-up of the bed liner plant, the new warehouse in Totowa, New Jersey and the introduction of 17 new bumper lines. Tools to produce the bed liners are located in Owosso, Michigan. The tools to produce the large inventory of bumpers are located in the Company's Milan, Michigan facility.

     As a result of the Merger, the Company's tax status was changed from an "S" corporation to a "C" corporation to conform with the Internal Revenue Code. The $3,097,000 in net deferred taxes at December 31, 1995 represents the effect of temporary differences between book and tax bases as a result of this change in tax status and the acquisition of BIR. The effect of changing the Company's tax status was a $2,333,000 charge to income in 1995, primarily resulting from temporary differences in depreciation methods. The deferred tax liability assumed in the acquisition of BIR was primarily due to differences between the book and tax bases of the assets acquired. See "Note 10 - Income Taxes" in the Notes to the Consolidated Financial Statements. Net deferred taxes at December 31, 1996 were $2,904,000.

     Plant, property and equipment increased by approximately $6,152,000 from December 31, 1995 to December 31, 1996 primarily due to the acquisition of tools for CTA. These tools are financed by two capital leases in the amount of $2,404,000 and $1,341,000. Approximately $1,600,000 of this new tooling pertains to molds for use in the production of steel bumpers. These tools were built and remain overseas, and given that these tools are out of The Colonel's direct control, some degree of risk is associated with these tools.

     Notes receivable at December 31, 1995 have been eliminated at December 31, 1996 due to the repayment of all related party notes and all other third party notes. During 1995, The Colonel's purchased the existing inventory and one building from The Colonel's Factory Outlet of Arkansas, Inc., a related party, in exchange for the forgiveness of debt due to The Colonel's. The purchase reduced the related party notes receivable to The Colonel's. See "Note 13 - Related Party Transactions" in the notes to the Consolidated Financial Statements.

     Deposits on tools and machinery decreased by approximately $3,700,000 during 1996 as various equipment for CTA's bed liner plant was placed in service. The Company separately classifies deposits made toward tools and machinery from its regular assets until the equipment has been delivered, made operational and placed in service. At December 31, 1996, approximately $1,156,000 remains in deposits for tools currently under construction.

     As a result of the Merger, the value paid for BIR exceeded the value of its assets by $425,000. This excess was recorded as goodwill, and the Company is amortizing the goodwill over a seven-year period. The balance in goodwill at December 31, 1996 was $366,000.

OUTSTANDING LOANS

     The Colonel's has a $4,500,000 line of credit that expires on May 1, 1997 and that is secured by accounts receivable and inventory. The Colonel's expects to negotiate a renewal with the current lending institution. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $4,450,000 at December 31, 1996. BIR has a $300,000 line of credit which is secured by all of its assets, of which zero was outstanding at year end.

     The Colonel's received new financing of $6,000,000 in April 1995 under a facility which calls for monthly payments of $200,000 in principal plus interest calculated at 0.5 percent over prime on the outstanding balance. The money received from this loan partially funded the purchase of the new equipment at the Milan, Michigan facility and paid off all other outstanding term loans. The loan is secured by machinery and equipment and had a balance of $2,600,000 at December 31, 1996. Should the need arise in the future, the Company believes it could obtain additional financing using these assets as collateral.

     BIR has a term loan in the amount of $400,000 which is secured by property. The loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

     The former Owosso manufacturing facility was encumbered by a real estate mortgage in the amount of approximately $1,800,000 at the time of the fire. That mortgage included a pre-payment penalty that would have been triggered if the insurance proceeds had retired it in 1994. The penalty could have been The Colonel's responsibility due to loss indemnification provisions in the lease. The landlord paid The Colonel's an amount equal to the balance of the mortgage and The Colonel's assumed the mortgage. The Colonel's used the cash paid from the landlord to reduce indebtedness having a shorter maturity than the mortgage, thereby automatically extending the repayment of needed capital. The mortgage is cross collateralized by essentially all the assets, as are all the loans with the primary lender. The mortgage will be paid in full by 1998. The balance of this mortgage at December 31, 1996 was $797,000.

     The Colonel's entered into a capital lease to finance equipment for the new Owosso, Michigan bed liner plant. In 1995, The Colonel's leased $2,689,000 worth of equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option for the Company to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at rates between 7.5 and 8.5 percent. The lease is collateralized by the machinery. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner as noted above.

     The lending institutions of both BIR and The Colonel's consented to the Merger and related transactions and allowed assignments of the loans to entities under the new structure. The Company's subsidiaries made all their scheduled debt payments in 1996.

     The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations, supplemented as necessary by borrowings under its bank credit arrangements.

RESULTS OF OPERATIONS

     The comparative financial statements contain only the results of operations of The Colonel's and do not include any results of operations of Brainerd for the years ended December 31, 1994 and 1995 (as the Merger was not effective until December 31, 1995). Refer to "Note 3 - Business Combination" in the Notes to the Consolidated Financial Statements for proforma selected financial information. For the year ended December 31, 1996, the consolidated financial statements contain the results of operations for both entities.

     Revenues for the Company were $40,263,000, $28,504,000, and $28,492,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The $12,000,000 growth in 1996 was primarily due to the addition of income for the first time from BIR as well as from the new bed liner division and the new factory warehouse in New Jersey in the amount of $2,737,000, $3,719,000, and $1,033,000, respectively. Existing operations contributed an additional $4,500,000 in growth during 1996. The increase in revenue in 1995 was due to normal operations.

     In prior years, The Colonel's offered free freight for full-truck purchases. This policy was begun in 1993 in an effort to attract the customers who had left after the fire in June 1993. This policy will no longer be in place beginning in 1997. However, The Colonel's continues to aggressively market its products through improved quality, services and delivery.

     Cost of sales have consistently been approximately 70% of sales during the three-year period ended December 31, 1996. Although general economic increases in the cost of supplies and labor have occurred over the past three years, The Colonel's has been able to offset these increases by operating more efficiently. Also included in cost of sales for 1996 are start-up costs for the bed liner operation and the New Jersey factory outlet. Gross profits from 1994 to 1996 remained steady at approximately 30% of sales.

     Selling, general and administrative expenses significantly decreased from $5,101,000 in 1994 to $3,535,000 in 1995. These expenses represented 18 and 12.4 percent of sales in 1994 and 1995, respectively. This decrease was primarily due to the closing of the Sarasota plant in late 1994 and the consolidation of all sales functions to the Milan facility in 1995. These expenses increased to $6,931,000 or 17 percent of sales in 1996 due to the addition of the warehouse in New Jersey and the addition of the bed liner plant in Owosso, Michigan.

     The one-time charge of $1,389,000 in 1994 was for costs pertaining to the closing of the Sarasota manufacturing facility. This charge includes the write-off of duplicated tools and equipment that were scrapped and the cost of dismantling, moving and closing the plant.

     Interest expense rose from $786,000 in 1994 to $972,000 in 1995 and $1,214,000 in 1996. This increase is due to the additional debt which was used to finance the new equipment for the bed liner manufacturing facility.

     Interest income increased in 1995 by $13,000 but decreased in 1996 by $48,000. During 1994 and 1995, as The Colonel's received insurance proceeds from the Owosso fire, The Colonel's invested the money until it was needed, resulting in increased interest income. Additional interest income is generated by assessing customer finance charges.

     The gain on insurance settlement of $9,082,000 in 1994 represents the excess of insurance proceeds over the carrying value of the underlying property. See "Major Fire Loss and Insurance Claim."

     The Company's net income before income taxes was $4,070,000 or 10 percent of sales in 1996, compared to $4,195,000 or 15 percent of sales in 1995. After removing the insurance proceeds from the 1994 figures for comparative purposes, net income before income taxes in 1994 was $1,806,000, or 6 percent of sales.

     The Company operated as an "S" corporation until the Merger and related transactions took place on December 31, 1995. As a result of the Merger, the Company changed its status to a "C" corporation. This status change resulted in a charge to income of $2,333,000, which represents the net amount of deferred taxes recorded at December 31, 1995.

SUBSEQUENT EVENTS

     On February 20, 1997, the Company's founder and Chairman of the Board, Donald J. Williamson, resigned from the Board and retired from the Company's business operations. In addition, Gary Moore and Lisa Alexander also resigned from the Board of Directors. Michael J. McCloskey was appointed the new CEO and added to the Board of Directors. Patsy Lou Williamson was elected Chairwoman of the Board, and Mark Stevens was elected President and added to the Board. Three new directors, John Darcy, Donald Gorman, and Ben Parr, were also added to the Board.

     In 1997, the bed liner division of The Colonel's was incorporated as The Colonel's Truck Accessories, Inc. (previously referred to herein as "CTA") and became the third wholly owned subsidiary of the Company. The other two subsidiaries are The Colonel's and BIR.

     In February, 1997, the Company purchased out of bankruptcy the assets of Truckware, a retail truck accessory store in the Los Angeles, California area, for $45,000. With these assets, the Company established a new business called The Colonel's Truckware, a division of CTA. This business will sell CTA's manufactured bed liners and other truck accessories.

     In January 1997, the Company made the final payment for a July 1995 litigation settlement with Nupar, Inc. See "Item 3 - Legal Proceedings."

EFFECTS OF INFLATION

     The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required under Item 8 are set forth in Appendix A to this Report on Form 10-K and are here incorporated by reference. The supplementary financial information required under Item 8 is set forth below.

     The following tabulation presents the Company's unaudited quarterly results of operations for 1996 and 1995. Pro forma per share data is calculated using the current number of shares outstanding (24,177,805) as if that number of shares were outstanding during 1996 and 1995.

                                                     1996
                           -----------------------------------------------------------
                             FIRST          SECOND            THIRD           FOURTH
                            QUARTER         QUARTER          QUARTER          QUARTER
                            -------         -------          -------          -------
Sales                      9,900,074       8,544,230       11,210,682       10,608,096
Gross Profit               2,891,168       2,160,617        2,884,066        4,187,165
Net Income                   901,802         391,750          307,950          920,484
Pro forma Earnings
 Per Share                 $    0.04       $    0.02       $     0.01       $     0.03

                                                     1995
                           -----------------------------------------------------------
                             FIRST          SECOND            THIRD           FOURTH
                            QUARTER         QUARTER          QUARTER          QUARTER
                            -------         -------          -------          -------
Sales                      $7,819,252      $6,831,901      $7,062,036       $6,790,537
Gross Profit               $2,567,592      $2,276,186      $1,586,113       $2,075,525
Net Income                 $1,345,324      $1,055,696      $  409,065       $ (101,705)
Earnings
 Per Share                 $     0.06      $     0.04      $     0.02       $    (0.00)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     BOARD OF DIRECTORS. The Company's Board of Directors currently consists of the following persons: Michael J. McCloskey, Mark D. Stevens, John M. Darcy, J. Daniel Frisina, Ben C. Parr, Patsy L. Williamson, Donald
R. Gorman and Ted M. Gans.

     MICHAEL J. MCCLOSKEY (45). On February 20, 1997, Michael J. McCloskey was appointed a Director, the Vice-Chairman of the Board and the Chief Executive Officer of the Company. Mr. McCloskey was a founding partner of Stone Pine Capital, a merchant bank involved in the acquisition and operation of operating and financial services businesses. Prior to founding Stone Pine Capital, and from 1988 to 1994, Mr. McCloskey was a Senior Vice President and the Director of the Private Finance Group of Paine Webber, Inc. From 1983 to 1988, Mr. McCloskey was a Vice President with E.F. Hutton. Mr. McCloskey has experience with turn-around situations, bankruptcy proceedings and other work-out environments, as well as experience in creating new business units from concept to implementation. Prior to joining E.F. Hutton, Mr. McCloskey was a practicing attorney specializing in corporate, tax and securities law. Mr. McCloskey serves on the Executive Committee and the Nominating Committee of the Board of Directors.

     MARK D. STEVENS (54). On February 20, 1997, Mark D. Stevens was appointed a Director and the President of the Company. Mr. Stevens is currently the General Manager of Patsy L. Williamson Buick-GMC, Inc., an automotive dealership company wholly owned by Patsy L. Williamson (who is also standing for reelection to the Board of Directors), a position he has held since 1993. From 1986 to 1996, Mr. Stevens served as the Sales Manager for Blain Buick-GMC Truck, Inc. Mr. Stevens also serves as the Secretary of various automotive dealerships owned by Patsy L. Williamson. Mr. Stevens serves on the Executive Committee and the Nominating Committee of the Board of Directors.

     JOHN M. DARCY (51). On February 21, 1997, John M. Darcy was appointed a Director of the Company. Mr. Darcy was a Group General Manager and Corporate Vice President at Carnation/Nestle, where he was responsible for three operating divisions representing $1.8 billion in revenue, eight manufacturing facilities and 1,400 employees. Prior to that, Mr. Darcy was the chief marketing officer of Pillsbury's grocery products businesses. Additionally, Mr. Darcy was President and Chief Operating Officer of Avis Enterprises, an investment company with interests in automobile dealerships and rental agencies, sporting goods, electronics and real estate. Most recently, Mr. Darcy built two successful start-up companies in the agricultural and specialty food chemical arenas. Mr. Darcy serves on the Executive Committee and the Compensation Committee of the Board of Directors.

     J. DANIEL FRISINA (48). Mr. Frisina is a Director of the Company, a Director of The Colonel's and a Director of BIR. Mr. Frisina's principal occupation is Director of Global Development for Cheng Hong Legion Co., Ltd. where he has previously served as a consultant (since 1992). He is also the Chairman of the Board of the Autobody Parts Association, a consulting group retained by various Taiwanese manufacturing companies. He served as President of The Colonel's from 1989 through 1991. Prior to the Merger, he served as Treasurer and Chief Financial Officer of Brainerd, the Company's predecessor, during 1995. Mr. Frisina serves on the Company's Audit Committee.

     BEN C. PARR (66). On February 20, 1997, Ben C. Parr was appointed a Director of the Company. Mr. Parr was formerly the Director of Research for the State Farm Insurance Companies and was a motivating party in the creation of the Certified Automotive Part Association, which is a nonprofit organization established in 1987 to develop and oversee a testing and inspection program certifying the quality of parts used for automobile body repairs. Mr. Parr serves on the Nominating Committee, the Compensation Committee and the Audit Committee of the Board of Directors.

     PATSY L. WILLIAMSON (64). On February 20, 1997, Patsy L. Williamson was appointed a Director and the Chairwoman of the Board of the Company. Mrs. Williamson's principal occupation is as the owner and operator of several automobile dealerships in Michigan. Mrs. Williamson is the wife of Donald J. Williamson, who, until February 20, 1997, was the Chairman,

President and Chief Executive Officer of the Company. Mrs. Williamson is also a significant shareholder of the Company. See "Ownership of Common Stock."

     DONALD R. GORMAN (65). On February 20, 1997, Mr. Gorman was appointed as a Director of the Company. Mr. Gorman is the owner and President of P.G. Products, Inc., of Cincinnati, Ohio, which is one of the Company's major customers. Mr. Gorman serves on the Audit Committee of the Board of Directors.

     TED M. GANS (61). Mr. Gans is a Director of the Company. He serves on the Compensation Committee of the Board of Directors. Mr. Gans's principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan of which he is the sole owner. Mr. Gans also serves as a Director of Williamson Lincoln Mercury, Inc.; Williamson Chrysler Plymouth Dodge, Inc.; Blain Buick-GMC Truck, Inc.; and Williamson Chevrolet-Geo Cadillac, Inc. All four of these companies are 100-percent owned by Patsy L. Williamson, a nominee for re-election to the Board. Mr. Gans's term as a Director of the Company expires in 1998.

     EXECUTIVE OFFICERS. As mentioned above, Mr. McCloskey is the Chief Executive Officer of the Company, and Mr. Stevens is the President of the
Company.   Mr. McCloskey also serves as the Vice-Chairman of the Board.
Patsy L. Williamson serves as Chairwoman of the Board. Three additional executive officers of the Company are:

     RICHARD S. SCHOENFELDT (41). Mr. Schoenfeldt is Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company. Since 1994, he has served as controller and Chief Financial Officer of The Colonel's. From 1991 through 1994, he was Controller of The Colonel's and from 1987 through 1991 he was Operations Manager of The Colonel's Plastics Division. From 1980 to 1986, he served as the
Director of Operations for Alcolite Products, Inc., an OEM plastic injection molding, blow molding and thermoforming manufacturer.

     WILLIAM SINGLETERRY (52). Mr. Singleterry is the Vice President of Development of the Company. He also serves as President of The Colonel's. Since 1991, Mr. Singleterry has served as the Director of Operations for the Bumper Division of The Colonel's. Prior to that, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

     GARY MOORE (47). Mr. Moore is the Secretary of the Company, a position to which he was appointed on February 20, 1997. Mr. Moore was a Director of the Company, but resigned that position on the same date. Mr. Moore also serves as a Director of BIR, as Director of Operations for the Raceway, and as a sales consultant for The Colonel's. From 1987 until 1996, Mr. Moore's principal occupation was the position of National Sales &

Accounts Manager for Tremco Division of B.F. Goodrich. From April through November 1995, Mr. Moore served as Chairman of the Board and Chief Executive Officer of Brainerd International, Inc., the Company's predecessor.

     INVOLVEMENT OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN CERTAIN LEGAL PROCEEDINGS.

     The Company does not believe that any of its directors, executive officers, promoters or control persons are involved in legal proceedings within the meaning of Item 401(f) of SEC Regulation S-K.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and Nasdaq. Directors, officers and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the best of the Company's knowledge, no director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Securities Exchange Act with respect to the year ended December 31, 1996.


ITEM 11.  EXECUTIVE COMPENSATION.


                        SUMMARY COMPENSATION TABLE
                            ANNUAL COMPENSATION
                                                                                            OTHER
NAME AND                                                                                    ANNUAL
PRINCIPAL POSITION                 YEAR           SALARY               BONUS             COMPENSATION
------------------                 ----           ------               -----             ------------
Donald J. Williamson               1996         $510,000<F1>         $      0<F1>         $6,841<F1>
Chairman of the Board,             1995         $520,000<F1>         $      0<F1>         $3,478<F1>
President, Chief Executive         1994         $526,550<F2>         $200,000<F2>         $3,731<F2>
Officer and Director<F3>
____________________________

<F1> Amounts reported include amounts paid by the Company for Mr.
     Williamson's services as President and Chief Executive Officer, as well as by The Colonel's for Mr. Williamson's services as Chairman of the Board, Chief Executive Officer, Treasurer and Secretary and by BIR for Mr. Williamson's services as Chairman of the Board, Secretary and Treasurer.

<F2> Amounts reported as Mr. Williamson's compensation for the 1994 fiscal year only cover amounts for his services as an executive officer and Director of The Colonel's, then wholly owned by Mr. Williamson and his wife. Mr. Williamson was paid no compensation by Brainerd (as predecessor of the Company) during 1994.

<F3> Mr. Williamson served in these positions during fiscal 1996, but resigned from them effective February 20, 1997.
____________________________

LONG-TERM INCENTIVE AWARDS

     Pursuant to the Company's 1995 Long-Term Incentive Plan (the "LTIP"), the Company may award cash and shares of restricted stock to plan participants conditioned upon the achievement of certain corporate performance goals over a three-year performance period. During fiscal 1996, Messrs. Frisina and Gans, as non-employee Directors of the Company, received automatic stock option grants of covering a total of 1,075 shares of Common Stock each. No other Directors or executive officers of the Company received awards under the LTIP during fiscal 1996.

PENSION PLAN

     The Company does not have a pension plan, a defined benefit plan or an actuarial plan.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company does not have any employment agreements, termination-of-employment agreement or change-in-control agreements with any executive officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1996, Messrs. Frisina and Gans were the members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 1996. Neither Mr. Frisina nor Mr. Gans has any employment relationship with the Company or any of its subsidiaries. Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, the Company and The Colonel's retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company and/or The Colonel's may retain Ted M. Gans, P.C. to render certain legal services during the current year.

COMPENSATION OF DIRECTORS

     No Directors of the Company received compensation from the Company solely for their services as Directors, except as discussed above (see "Long-Term Incentive Plan") for Messrs. Frisina and Gans.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table contains information with respect to ownership of Common Stock by all directors, all nominees for election as directors, executive officers, all directors and executive officers as a group, and by each person known to the Company to own beneficially more than 5 percent of the Company's outstanding Common Stock. The content of this table is based upon information supplied by the Company's officers, directors and nominees for election as directors, and represents the Company's understanding of circumstances in existence as of March 20, 1997. The business addresses of all persons set forth in the following table are the same as the Company's address: 620 South Platt Road, Milan, Michigan 48160.

BENEFICIAL OWNER                       SHARES OWNED        PERCENT OF CLASS
----------------                       ------------        ----------------
Donald J. Williamson <F1>               23,567,080              97.47%
Patsy L. Williamson <F1>                23,567,080              97.47%
Michael J. McCloskey <F2>                        0               <F*>
Mark D. Stevens                                700               <F*>
Ben C. Parr <F3>                                 0               <F*>
Donald R. Gorman <F3>                        2,150               <F*>
John M. Darcy <F3>                               0               <F*>
J. Daniel Frisina <F3>, <F4>                 1,075               <F*>
Ted M. Gans <F3>, <F4>                       1,075               <F*>
Richard L. Roe <F5>                            195               <F*>
Richard S. Schoenfeldt <F6>                      0               <F*>
William H. Singleterry <F6>                      0               <F*>
Gary Moore <F6>                                  0               <F*>
Directors and Officers as               23,570,125              97.49%
 a Group <F7>

_______________________________________

<F*> Does not exceed 1%.


<F1> In the mergers by which Brainerd merged with and into the Company and by which The Colonel's became a wholly owned subsidiary of the Company, a total of 23,500,000 shares of Common Stock in the Company were issued to Donald J. Williamson and Patsy L. Williamson proportionate to their ownership of shares of common stock of The Colonel's. Because they are married, each is deemed to be the beneficial owner of all of the stock owned by both of them. Mrs. Williamson also has options to acquire 6,130 shares of Common Stock. However, because these options are not exercisable within 60 days of the date of this Proxy Statement, these 5,580 shares are not deemed "beneficially owned" by her at this time.

<F2> Mr. McCloskey has been granted options to acquire up to 1,000,000 shares of Common Stock, as more fully described below. See "Executive Compensation --Long-Term Incentive Awards." However, because these stock options are not exercisable by Mr. McCloskey within 60 days of the date of this Report on Form 10-K, these shares are not considered "beneficially owned" by Mr. McCloskey at the present time.

<F3> In February 1997, the Company's Board of Directors granted each non-
     employee Director of the Company (Mrs. Williamson, Mr. Parr, Mr. Gorman, Mr. Darcy, Mr. Frisina and Mr. Gans) options to acquire up to 5,000 shares of Common Stock, as more fully described below. See "Executive Compensation--Long-Term Incentive Awards." However, because these stock options are not exercisable by these persons within 60 days of the date of this Report on Form 10-K, these shares are not considered "beneficially owned" by these persons at the present time.

<F4> Under the Company's 1995 Long-Term Incentive Plan, Messrs. Frisina and
     Gans were automatically granted options to acquire shares of Common Stock on March 1, 1996 (525 shares each), September 1, 1996 (550 shares each), and March 1, 1997 (580 shares each). Messrs. Gans and Frisina would only be able to exercise these options with respect to 1,075 shares of Common Stock each, as of the date of this Report on Form 10-K or within 60 days thereafter. Automatic grants were also made on March 1, 1997 for 580 shares each to the Company's other nonemployee directors: Mr. Darcy, Mr. Parr, Mr. Gorman and Mrs. Williamson. Furthermore, Messrs. Darcy, Parr, Gorman and Mrs. Williamson received options to purchase 550 shares of Common Stock upon their appointment as Directors.

<F5> Mr. Roe resigned as a Director of the Company effective October 11,
     1996. Mr. Roe continues to work as a Director and the Vice President of BIR, a subsidiary of the Company.

<F6> On February 21, 1997, Messrs. Schoenfeldt and Singleterry were each granted options to acquire up to 5,000 shares of Common Stock and Mr.


     Moore was granted options to acquire up to 2,000 shares of Common
     Stock.   However, because these stock options are not exercisable
     within 60 days of the date of this Report on Form 10-K, these shares are not considered "beneficially owned" by these persons at the present time.

<F7> Excludes the currently-exercisable options held by Messrs. Frisina and Gans.  See note 4 above.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company and its subsidiaries are parties to certain transactions with related parties which are summarized below.

     LEASE OF MILAN, MICHIGAN FACILITY AND OWOSSO, MICHIGAN FACILITY. In June of 1993, The Colonel's, Inc. began leasing its Milan, Michigan, facility from 620 Platt Road, LLC. Donald J. Williamson and Patsy L. Williamson are the sole members of 620 Platt Road, LLC. Rent expense to The Colonel's, Inc. for the Milan facility was $840,000 for the year ending December 31, 1996. CTA leases its Owosso, Michigan facility from 620 Platt Road, LLC. Rent expense on this lease was $160,000 for the year ending December 31, 1996.

     WILLIAMSON BUICK-GMC, INC. Patsy L. Williamson owns all of the outstanding capital stock of Williamson Buick-GMC, Inc. (formerly Blain Buick-GMC Truck, Inc.) ("Buick"). Buick is an automobile dealership located in Flint, Michigan. The Colonel's, Inc. engages in certain transactions with Buick, including the purchase of automobiles, parts, and automotive service and the lease of certain property from which rental income is earned. During 1996, purchases of automobiles, parts, and services by The Colonel's, Inc. from Buick were in the amount of $280,310. The Company collected $15,598 in interest from a note that was paid off in 1996. The Truck Accessory Division of The Colonel's sold $51,198 worth of bed liners to Buick in 1996.

     TRANSACTIONS WITH DIRECTORS. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, The Colonel's, Inc. retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company and/or The Colonel's, Inc. may retain Ted M. Gans, P.C. to render certain legal services during the current year.
J. Daniel Frisina is Director of Global Development for Cheng Hong Legion Co., Ltd., which sells among other products, automotive body replacement parts to The Colonel's, Inc. as well as to other customers in the automotive crash parts industry.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K

     ITEM 14(A)(1).  FINANCIAL STATEMENTS.  Attached as Appendix A.

     The following consolidated financial statements of The Colonel's International, Inc. and subsidiaries are filed as a part of this report:

          *    Auditors' Report
          *    Consolidated Balance Sheets as of December 31, 1996 and 1995
          * Consolidated Statements of Income for years ended December 31, 1996, 1995 and 1994
          * Consolidated Statements of Stockholders' Equity for years ended December 31, 1996, 1995 and 1994
          * Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994
          * Notes to Consolidated Financial Statements for years ended December 31, 1996, 1995 and 1994
          *    Independent Auditors' Report on Schedule II
          *    Schedule II - Valuation and Qualifying Accounts
          *    Quarterly Financial Data

     ITEM 14(A)(2). FINANCIAL STATEMENT SCHEDULES. Financial statement schedules have not been filed because such schedules are either not applicable or full disclosure has been made in the financial statements and notes thereto.

     ITEM 14(A)(3). EXHIBITS. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER

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

10.16 Addendum to Lease dated December 16, 1994. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

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

10.38 Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996. Incorporated by reference from
          Exhibit 10.38 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.39 Lease Agreement between The Colonel's, Inc. and Gamma Realty Co. for lease of premises in Totowa, New Jersey. Incorporated by reference from Exhibit 10.39 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.40 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated June 17, 1996. Incorporated by reference from Exhibit 10.40 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.41 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated August 30, 1996. Incorporated by reference from Exhibit 10.38 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.42 Client Services Agreement between HRC4 and The Colonel's, Inc. dated September 28, 1995.

10.43 Lese Agreement between 620 South Platt Road, Inc. and The Colonel's, Inc. dated October 1, 1995.

10.44 Master Revolving Note between Comerica Bank and The Colonel's International, Inc. and subsidiaries dated May 1, 1996.

10.45 Supply Agreement between The Colonel's, Inc. and The Dow Chemical Company dated January 1, 1996.

11.1      Computation of Per Share Earnings

21.1      Subsidiaries of the Registrant

23.1      Consent of Auditors

24.1      Powers of Attorney

27.1      Financial Data Schedule


     ITEM 14(B).    REPORTS ON FORM 8-K.

     Not applicable.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.


Dated:  March 28, 1997        By: /S/ MICHAEL J. MCCLOSKEY
                                      Michael J. McCloskey
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)



                              By: /S/ RICHARD S. SCHOENFELDT
                                      Richard S. Schoenfeldt
                                      Vice President-Finance and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                      DATE

/S/MICHAEL J. MCCLOSKEY    Chief Executive Officer,       March 28, 1997
Michael J. McCloskey       Vice-Chairman and Director

*/S/MARK D. STEVENS        President and Director         March 27, 1997
Mark D. Stevens

*/S/PATSY L. WILLIAMSON    Chairperson of the Board       March 27, 1997
Patsy L. Williamson        and Director

*/S/JOHN M. DARCY          Director                       March 27, 1997
John M. Darcy

*/S/J. DANIEL FRISINA      Director                       March 28, 1997
J. Daniel Frisina

*/S/TED M. GANS            Director                       March 27, 1997
Ted M. Gans

______________________     Director                       March __, 1997
Ben C. Parr

*/S/DONALD GORMAN          Director                       March 27, 1997
Donald Gorman


*By  /S/ MICHAEL J. MCCLOSKEY
     Michael J. McCloskey
     Attorney-in-fact

                                APPENDIX A

                              ---------------------------------------------
                              THE COLONEL'S
                              INTERNATIONAL, INC.
                              CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                              YEARS ENDED DECEMBER 31, 1996, 1995 AND
                              1994, AND INDEPENDENT AUDITORS' REPORT











































                                      53
INDEPENDENT AUDITORS' REPORT


To the Stockholders of
The Colonel's International, Inc.
Milan, Michigan

We have audited the accompanying consolidated balance sheets of The Colonel's International, Inc. (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


BDO Seidman, LLP


March 14, 1997

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
---------------------------------------------------------------------------
ASSETS                                                            1996             1995
CURRENT ASSETS:
 Cash                                                         $   321,486      $   634,290
 Accounts receivable:
   Trade (net of allowance for doubtful accounts of
     $575,000 and $401,000 at December 31, 1996
     and 1995, respectively) (Note 7)                           3,605,281        2,292,112
 Inventories (Notes 4 and 7)                                    8,347,663        6,805,906
 Prepaid expenses                                                 226,670          164,692
 Notes receivable (Note 6)                                                         542,401
 Deferred taxes - current (Note 10)                             1,045,000          917,000
 Current portion of deferred compensation (Note 11)                52,000           52,000
 Other                                                             40,000           75,000
                                                              -----------      -----------

       Total current assets                                    13,638,100       11,483,401

PROPERTY, PLANT AND EQUIPMENT - Net
 (Notes 5, 8 and 11)                                           27,028,350       20,876,669

OTHER ASSETS:
 Notes receivable:
   Related party (Notes 6 and 13)                                                  250,000
 Long-term portion of deferred compensation (Note 11)             236,787          266,163
 Deposits                                                       1,156,868        4,757,342
 Goodwill                                                         366,497          425,609
 Other                                                            183,693          184,802
                                                              -----------      -----------

       Total other assets                                       1,943,845        5,883,916
                                                              -----------      -----------

TOTAL ASSETS (Note 8)                                         $42,610,295      $38,243,986
                                                              ===========      ===========

See Notes to consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY                              1996            1995
CURRENT LIABILITIES:
 Notes payable (Note 7)                                       $ 5,450,000      $ 4,180,000
 Current portion of long-term obligations (Note 8)              3,868,733        5,424,455
 Accounts payable - trade                                       3,532,752        2,938,494
 Accrued expenses (Note 9)                                      2,561,361        2,431,074
 Current portion of deferred compensation (Note 11)                52,000           52,000
 Income taxes payable                                           1,195,000
                                                              -----------      -----------

   Total current liabilities                                   16,659,846       15,026,023

LONG-TERM OBLIGATIONS, NET OF CURRENT
 PORTION (Note 8)                                               6,321,175        6,064,705

LONG-TERM PORTION OF DEFERRED
 COMPENSATION (Note 11)                                           236,787          266,163

DEFERRED TAXES - LONG TERM (Note 10)                            3,949,000        4,014,000

STOCKHOLDERS' EQUITY:
 Common stock; 35,000,000 shares authorized at
   $.01 par value, 24,177,805 shares issued and
   outstanding (Note 3)                                           241,778          241,778
 Additional paid-in capital                                     5,606,239        5,557,833
 Retained earnings                                              9,595,470        7,073,484
                                                              -----------      -----------

   Total stockholders' equity                                  15,443,487       12,873,095
                                                              -----------      -----------



TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $42,610,295      $38,243,986
                                                              ===========      ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------
                                                            1996              1995              1994
SALES (Note 13)                                         $40,263,082       $28,503,726       $28,492,013

COST OF SALES (Note 13)                                  28,140,066        19,998,308        19,599,470
                                                        -----------       -----------       -----------

GROSS PROFIT                                             12,123,016         8,505,418         8,892,543

SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES                                                 6,931,713         3,534,648         5,101,270

PLANT CLOSING COSTS (Note 15)                                                                 1,389,368
                                                        -----------       -----------       -----------

       Income from operations                             5,191,303         4,970,770         2,401,905

OTHER INCOME (EXPENSE):
 Interest expense                                        (1,214,400)         (971,623)         (785,969)
 Interest income (Note 13)                                   71,730           119,628           106,773
 Gain on insurance settlement (Note 14)                                                       9,081,662
 Rental income (Note 13)                                     60,000            71,000            73,000
 Other                                                      (37,647)            5,699            10,343
                                                        -----------       -----------       -----------

       Other income (expense), net                       (1,120,317)         (775,296)        8,485,809
                                                        -----------       -----------       -----------

NET INCOME BEFORE INCOME TAXES                            4,070,986         4,195,474        10,887,714

PROVISION FOR INCOME TAXES (Note 10)                      1,549,000         2,333,000
                                                        -----------       -----------       -----------

NET INCOME (1994 - Note 14)                             $ 2,521,986       $ 1,862,474       $10,887,714

EARNINGS PER SHARE (Note 2)                             $      0.10
                                                        ===========

PROFORMA EARNINGS PER SHARE (Note 2)                                      $      0.11
                                                                          ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
------------------------------------------------------------------------------------------------------------------------------
                                             COMMON STOCK          ADDITIONAL        NOTE
                                         --------------------       PAID IN       RECEIVABLE -       RETAINED
                                         SHARES        AMOUNT       CAPITAL       STOCKHOLDERS       EARNINGS         TOTAL
BALANCE, JANUARY 1, 1994                6,021,000     $602,100     $1,244,511     $(3,000,000)     $ 7,680,800     $ 6,527,411

   Net income                                                                                       10,887,714      10,887,714

   Transactions with stockholders
   (Note 13)                                                                        3,000,000       (6,927,171)     (3,927,171)
                                       ----------     --------     ----------     -----------      -----------     -----------

BALANCE, DECEMBER 31, 1994              6,021,000      602,100      1,244,511            None       11,641,343      13,487,954

   Net income                                                                                        1,862,474       1,862,474

   Transactions with stockholders
   (Note 13)                                                                                        (6,430,333)     (6,430,333)

   Change in par value from
   $.10 to $.01                                                      (596,079)        596,079

   Exchange of common shares to
   affect merger (Note 3)              18,156,805      235,757      3,717,243                                        3,953,000
                                       ----------     --------     ----------     -----------      -----------     -----------

BALANCE, DECEMBER 31, 1995             24,177,805      241,778      5,557,833                        7,073,484      12,873,095

   Net income                                                                                        2,521,986       2,521,986

   Transactions with stockholders
   (Note 13)                                                           48,406                                           48,406
                                       ----------     --------     ----------     -----------      -----------     -----------

BALANCE, DECEMBER 31, 1996             24,177,805     $241,778     $5,606,239            None      $ 9,595,470     $15,443,487
                                       ==========     ========     ==========     ===========      ===========     ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------
                                                                  1996              1995              1994
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income                                                   $ 2,521,986       $ 1,862,474       $10,887,714
 Adjustments to reconcile net income to net
   cash provided by operations:
   Depreciation and amortization                                3,751,121         2,673,758         3,075,351
   Deferred tax provision                                        (193,000)        2,333,000
   Provision for impairment of assets held for sale                                                 1,109,368
   (Gain) loss on sale of property, plant
   and equipment                                                  (24,041)           22,573             1,584
   Changes in assets and liabilities that provided
     (used) cash, net of effects from the
   1995 acquisition:
   Accounts receivable:
     Trade                                                     (1,313,169)          182,453          (875,598)
     Related parties                                                                                  173,400
     Insurance                                                                    4,352,239           (53,036)
   Inventories                                                 (1,541,757)         (683,346)       (2,457,547)
   Prepaid expenses                                               (61,978)           90,998            85,342
   Accounts payable                                               594,258            71,600        (1,131,386)
   Accrued expenses                                               130,287        (2,855,361)           24,414
   Income taxes payable                                         1,195,000
                                                              -----------       -----------       -----------

   Net cash provided by operating activities                    5,058,707         8,050,388        10,839,606

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition, net of cash acquired                                                  277,237
 Expenditures for property, plant and equipment                (3,214,198)       (2,734,576)       (5,905,381)
 Proceeds from sale of property, plant and
   equipment                                                       99,326             8,964             2,802
 Net change in deposits (principally for tooling
    and equipment)                                             (1,632,215)       (1,540,845)        1,384,885
 Additions to notes receivable - related party                                   (1,243,291)         (886,369)
 Payments received on notes receivable -
   related party                                                  490,000         1,205,117            35,604
 Payments received on notes receivable - other                    302,401           237,209           237,663
 Proceeds from sale of assets held for sale                        35,000           275,000
                                                              -----------       -----------       -----------

   Net cash used in investing activities                      (3,919,686)        (3,515,185)       (5,130,796)

                                                                (continued)
THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------
                                                                  1996              1995              1994
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings (payments) under notes payable                $ 1,270,000       $(1,820,000)
 Proceeds from long-term obligations                              580,015         6,000,062
 Principal payments on long-term debt                          (3,028,821)       (2,956,790)      $(5,993,777)
 Principal payment on obligations under
   capital leases                                                (273,019)         (126,218)         (173,995)
 Distributions paid to stockholders                                              (5,162,253)       (1,810,047)
                                                              -----------       -----------       -----------

       Net cash provided by (used in)
         financing activities                                  (1,451,825)       (4,065,199)       (7,977,819)
                                                              -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                  (312,804)          470,004        (2,269,009)

CASH, BEGINNING OF YEAR                                           634,290           164,286         2,433,295
                                                              -----------       -----------       -----------

CASH, END OF YEAR                                             $   321,486       $   634,290       $   164,286
                                                              ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION - Cash paid during
 the year for interest                                        $ 1,145,817       $   910,706       $   901,327
                                                              ===========       ===========       ===========

 Cash paid during the year for income taxes                   $   350,000
                                                              ===========

SUPPLEMENTAL SCHEDULES OF
 NONCASH FINANCING AND
 INVESTING ACTIVITIES:

Property additions from issuance of capital leases            $ 3,483,673       $ 2,689,007
                                                              ===========       ===========

Increase in deposits from noncash interim financing           $ 1,396,611       $ 2,087,061
                                                              ===========       ===========


Transfer of deposits to property, plant and equipment
  relating to property placed in service                      $ 3,171,589
                                                              ===========


   Stockholder contribution of deposit on land                $    48,406
                                                              ===========

   Reclassification of note receivable as
     stockholder distribution                                                   $ 1,482,024       $ 3,000,000
                                                                                ===========       ===========

   Property received as payment on note
     receivable                                                                 $   473,477
                                                                                ===========

   Inventory received as payment on note
     receivable                                                                 $   425,976
                                                                                ===========

   Stockholder contribution of note receivable                                  $   213,944
                                                                                ===========

   Note payable received on sale of property                                    $    60,000
                                                                                ===========

   Assumption of mortgage                                                                         $ 2,117,124
                                                                                                  ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
---------------------------------------------------------------------------

1.   ORGANIZATION

     The Colonel's International, Inc. ("CII") is a holding company for three wholly-owned subsidiaries, The Colonel's, Inc. ("The Colonel's"), The Colonel's Truck Accessories, Inc. ("CTA") and Brainerd International Raceway, Inc. ("BIRI"). The Colonel's was incorporated in Michigan in 1982 and principally designs, manufactures and distributes plastic automotive bumper fascias and miscellaneous reinforcement beams and brackets, as replacement collision parts to the automotive aftermarket industry in North America. The Colonel's manufactures its products using reaction injection molding and plastic injection molding technology and sells its products through warehouses and a network of distributors. CTA began operations on January 1, 1996, and was subsequently incorporated in Michigan in 1997. CTA produces truck bed liners for sale to new vehicle dealers and the automotive aftermarket. BIRI was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. BIRI organizes and promotes various spectator events relating to road and drag races.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of CII and its subsidiaries, The Colonel's and BIRI, from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.

     INVENTORIES are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.

     PROPERTY, PLANT AND EQUIPMENT is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

                 Track                                   7  years
                 Buildings                              15
                 Leasehold improvements              10-25
                 Equipment                            5-10
                 Bleachers and fencing                   5
                 Furniture and fixtures               3-10
                 Vehicles                              3-7
                 Tooling                               5-7

     Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life of 10-25 years.

     Expenditures for major renewals and betterments that extend the useful life of the related asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is recognized.

     REVENUE RECOGNITION - Sales and trade accounts receivable are recognized at the time the product is shipped to customers.

     GOODWILL - Goodwill is being amortized using the straight-line method over 7 years.

     ACCRUED LEGAL FEES - Anticipated legal and other professional fees are accrued in the same period that the related matters are accrued.

     ACCRUED ENVIRONMENTAL COSTS - CII accounts for environmental costs when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincide with the earlier of a feasibility study or CII's commitment to a plan of action based on the known facts. Accruals are recorded based on existing technology available, presently enacted laws and regulations, and without giving effect to insurance proceeds. Such accruals are not discounted. As assessments and cleanups proceed, environmental accruals are periodically reviewed and adjusted as additional information becomes available as to the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties.

     INCOME TAX - CII provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     Effective December 31, 1995, The Colonel's changed its tax status from an S Corporation to a C Corporation for federal income tax purposes. Prior to December 31, 1995, The Colonel's income was not taxable to the company and was passed through to its shareholders.

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of accounts and notes receivable, accounts and notes payable and long-term debt are a reasonable estimate of their fair value.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the operating period. Actual results could differ from those estimates.

     NET INCOME PER SHARE - Primary net income per share for 1996 was computed by dividing net income by the weighted average common shares outstanding (24,177,805) and the weighted average dilutive effect of CII's incentive stock options (229) under the treasury stock method (Note 12).

     Pro forma net income per share for 1995 was computed by dividing net income, adjusted to give effect to the change in tax status of The Colonel's as if such change and the acquisition had occurred at the beginning of the period, by the weighted average common shares outstanding (24,177,805).

     RECLASSIFICATIONS - Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

3.   BUSINESS COMBINATION

     Effective December 31, 1995, CII completed its merger with The Colonel's. CII issued 23,500,000 shares of its common stock in exchange for all of the outstanding common stock of The Colonel's.
     For accounting purposes, the acquisition has been treated as a recapitalization of The Colonel's with The Colonel's as the acquirer ("reverse acquisition"). The historical financial statements prior to December 31, 1995 are those of The Colonel's. In addition, the weighted average common shares outstanding for purposes of calculating the earnings per share have been retroactively restated to give effect to the recapitalization.

     The purchase price of $3,953,000 was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, and is being amortized over 7 years. The estimated fair value of assets acquired and liabilities assumed are summarized as follows:

                Cash                                 $  277,237
                Property and equipment                4,682,400
                Goodwill                                425,609
                Other                                    25,556
                Accrued liabilities                     (83,810)
                Accrued federal income tax              (66,000)
                Debt                                   (543,992)
                Deferred tax liability                 (764,000)
                                                     ----------

                Total                                $3,953,000
                                                     ==========

    The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred at the beginning of the period presented, giving effect to certain adjustments for the amortization of goodwill and the effect of income taxes. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made at the beginning of the period presented or of results that may occur in the future.

            (In Thousands)                          1995          1994
                                                    ----          ----
            Revenue                                $31,382       $30,942
                                                   =======       =======

            Income before taxes                    $ 4,385       $10,886
                                                   =======       =======

            Net income                             $ 2,915       $ 7,126
                                                   =======       =======

            Earnings per share (1994 - See
            Note 14)                               $  0.12       $  0.29
                                                   =======       =======



4.  INVENTORIES

    Inventories at December 31 are summarized as follows:


                                              1996             1995
                                              ----             ----
            Finished products              $7,213,704       $6,168,440
            Raw materials                   1,133,959          637,466
                                           ----------       ----------

            Total inventories              $8,347,663       $6,805,906
                                           ==========       ==========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized by major classifications as follows:

                                                            1996             1995
                                                            ----             ----
   Land and improvements                               $  3,619,717     $  2,269,400
   Track                                                  1,533,760        1,537,800
   Buildings                                                793,990          622,000
   Leasehold improvements                                   707,076          707,076
   Bleachers and fencing                                    731,886          432,200
   Equipment (including equipment under
      capital lease)                                     14,316,710       10,460,954
   Transportation equipment (including equipment
     under capital lease)                                 1,000,690          609,097
   Furniture and fixtures                                   611,510          537,230
   Tooling                                               23,229,532       19,658,447
                                                       ------------     ------------
      Total                                              46,544,871       36,834,204
   Less accumulated depreciation and amortization       (19,516,521)     (15,957,535)
                                                       ------------     ------------

   Net property, plant and equipment                   $ 27,028,350     $ 20,876,669
                                                       ============     ============

    Included above are trucks and equipment under capital leases with a net book value of $6,112,653 and $2,666,598 at December 31, 1996 and 1995, respectively.

6.  NOTES RECEIVABLE

    Notes receivable at December 31, 1995 are summarized as follows:

    Notes receivable from a company affiliated through common control, due on demand, bearing interest at the prime rate, collateralized by
      property and assets, paid in May 1996                                               $ 490,000
    Notes receivable from customer, aggregate monthly installments of
      $20,629 including interest at 7%, commencing February 1, 1993, secured by shares of common stock of a company, paid in
      July 1996                                                                              28,457
    Mortgage receivable, monthly interest payments at 8% per annum, principal due November 15, 1998, collateralized by land, paid in
      March 1996                                                                            213,944
    Land contract receivable, due in monthly installments of $650, including interest at 9% per annum, collateralized by land, paid
      in March 1996                                                                          60,000
                                                                                          ---------
      Total                                                                                 792,401
    Less current portion                                                                   (542,401)
                                                                                          ---------

    Long-term                                                                             $ 250,000
                                                                                          =========

7.   NOTES PAYABLE

     Notes payable at December 31 consist of the following:

                                                           1996            1995
                                                           ----            ----
      Line of credit with a bank, interest is due
        monthly at the bank's prime rate (8.25%
        at December 31, 1996)                           $4,450,000      $4,180,000
      Bridge note payable to a bank, interest is
        due monthly at the bank's prime rate
        plus 1/2%, due May 1997                          1,000,000
                                                        ----------      ----------

      Total                                             $5,450,000      $4,180,000
                                                        ==========      ==========

     CII's has a line of credit with a bank which provides for maximum borrowings of $4,500,000, based upon eligible accounts receivable and inventories. Remaining availability under the line at December 31, 1996 was $50,000. The line of credit expires May 1, 1997.

     The above notes payable are with the same bank as the term note (Note
     8) and are secured by the same collateral. The weighted average interest rate on the notes payable were 8.31% and 8.81% in 1996 and 1995, respectively.

     The bridge note payable from a bank represents amounts advanced to CII for the purchase of land in Florida.

8.   LONG-TERM OBLIGATIONS

     Long-term obligations at December 31 consist of the following:

                                                                            1996            1995
                                                                            ----            ----
      Term note payable to a bank, monthly principal
        payments of $200,000 plus interest at the
        bank's prime rate plus 1/2% (effective rate of
        8.75% at December 31, 1996) through
        November 1997                                                   $ 2,600,000     $ 4,800,000
      Mortgage payable to bank, interest at 9.25%,
        payable in monthly installments of $52,000
        through May 1998, and secured by
        underlying property                                                 796,908       1,326,825
      Mortgage payable to a bank, interest at the bank's
        prime rate plus 2% (effective rate of 10.25% at
        December 31, 1996), annual principal payments
        of $50,000 plus interest due quarterly, through
        September 2004.  Secured by underlying property                     400,000         450,000
      Capital lease obligations through December 2002;
        monthly installments of $62,771 including
        interest at rates between 7.5% and 8.75%,
        collateralized by the related machinery and
        equipment (see Note 11)                                           5,967,897       2,689,007
      Bridge financing from a bank for future equipment
        leases, interest due monthly at the bank's prime
        rate (effective rate of 8.5% at December 31, 1995)                                2,087,065
      Vehicle financing                                                     231,365
      Other                                                                 193,738         136,263
                                                                        -----------     -----------
           Total                                                         10,189,908      11,489,160
      Less current portion                                               (3,868,733)     (5,424,455)
                                                                        -----------     -----------

      Long-term                                                         $ 6,321,175     $ 6,064,705
                                                                        ===========     ===========

     The term note is part of a bank loan agreement that includes CII's lines of credit (Note 7). This bank loan agreement is guaranteed by certain stockholders of CII and collateralized by a first priority security interest in substantially all CII's assets and all of CII's issued and outstanding shares of common stock and contains certain covenants which require CII to maintain minimum levels of net worth and not to exceed certain debt ratios.

     The bridge financing from a bank represents amounts advanced to CII for the purchase of tooling and machinery that CII refinanced as capital leases on a long-term basis.

     The scheduled future repayments of long-term obligations at December 31, 1996 are as follows:

                 1997                     $ 3,868,733
                 1998                       1,382,272
                 1999                       1,024,213
                 2000                       1,036,610
                 2001                       1,201,990
                 Thereafter                 1,676,090
                                          -----------

                 Total                    $10,189,908
                                          ===========

9.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                                     1996             1995
                                                     ----             ----
       Accrued legal (Note 16)                    $1,136,516       $  349,331
       Accrued compensation for NuPar
         (Note 16)                                   100,000          900,000
       Accrued environmental costs
         (Note 17)                                   598,717          598,717
       Accrued taxes                                 417,165          276,619
       Other                                         308,963          306,407
                                                  ----------       ----------

       Total                                      $2,561,361       $2,431,074
                                                  ==========       ==========

10.  INCOME TAXES

     Effective December 31, 1995, The Colonel's changed its tax status from a non-taxable entity to a taxable entity. As a result of this change, The Colonel's recorded a $2,333,000 provision to reflect the tax consequences of the difference between the financial statements and the tax bases of assets and liabilities at that date.

     For the year ended December 31, 1996, the Colonel's provision for income taxes consists of the following:

         Current:
            Federal                                         $1,592,000
            State                                              150,000
                                                            ----------
              Total current                                  1,742,000

         Deferred:
            Federal                                           (182,000)
            State                                              (11,000)
                                                            ----------
              Total deferred                                  (193,000)
                                                            ----------

            Total provision for income taxes                $1,549,000
                                                            ==========

     The temporary difference which gives rise to deferred tax assets and liabilities at December 31, including amounts acquired in the acquisition (Note 3) are as follows:

                                                          1996                1995
                                                          ----                ----
       Current deferred tax assets (liabilities):
         Allowance for doubtful accounts               $   213,000        $   140,000
         Inventory                                         115,000            124,300
         Accrued legal                                     458,000            462,000
         Accrued environmental cleanup                     222,000            222,000
         Other                                              37,000            (31,300)
                                                       -----------        -----------
           Total                                         1,045,000            917,000

       Noncurrent deferred tax assets (liabilities):
         Net operating loss carryforwards                  367,000            433,000
         Fixed assets                                   (3,483,000)        (3,494,000)
         Other                                            (372,000)          (443,000)
                                                       -----------        -----------
           Total                                        (3,488,000)        (3,504,000)
       Valuation allowance                                (461,000)          (510,000)
                                                       -----------        -----------

       Total                                           $(3,949,000)       $(4,014,000)
                                                       ===========        ===========

     The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the year ended December 31, 1996, for the following reasons:

       Federal income tax at statutory rate               $1,385,000
       State taxes                                           122,000
       Other                                                  42,000
                                                          ----------

       Provision for income taxes                         $1,549,000
                                                          ==========

       Effective tax rate                                        38%
                                                                 ==

     At December 31, 1996, CII has net operating loss and net capital loss carryforwards for tax purposes as follows:

                                               NET              NET
                                             OPERATING        CAPITAL
      EXPIRATION                               LOSS            LOSS
         DATE                             CARRYFORWARDS    CARRYFORWARDS
         2004                                $252,000
         2005                                 599,000
         2008                                 332,000         $275,000

     CII has put a valuation allowance on 100% of these amounts because management believes it is more likely than not that the net operating loss and net capital loss carryforwards will not be utilized due to limitations in existing tax laws on their use.

11.  COMMITMENTS

     CII leases trucks and equipment under capital leases (see Notes 5 and 8). CII also leases warehouse space under noncancelable operating lease agreements. The warehouse leases require that CII pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 1996 are summarized as follows:

                                                                CAPITAL         OPERATING
                                                                LEASES           LEASES
                                                                ------           ------
       Years ending December 31:
         1997                                                 $1,202,605       $1,951,463
         1998                                                  1,202,605        1,536,194
         1999                                                  1,202,605        1,321,485
         2000                                                  1,202,605        1,097,129
         2001                                                  1,202,605          940,000
         Thereafter                                            1,621,891        2,940,000
                                                              ----------       ----------

             Total                                             7,634,916       $9,786,271
       Less amount representing interest                       1,667,019       ==========
                                                              ----------
             Present value of minimum lease
               payments                                        5,967,897
       Less current maturities                                   753,257
                                                              ----------

       Long-term portion of capital lease obligations         $5,214,640
                                                              ==========

     Rent expense, including month to month rentals, was approximately $1,364,000, $1,447,000 and $2,242,000 for the years ended December 31,
     1996, 1995 and 1994, respectively. Included in rent expense are amounts paid to the related parties of CII for rental of its principal operating facilities (Note 13).

     CII entered into a ten-year consulting agreement beginning January 1, 1994, with the former president of the Company. The agreement guarantees him $52,000 per year. CII may terminate this agreement, but is obligated to pay the remaining compensation due under the terms of the agreement. CII recorded a liability and related deferred costs for the remaining compensation due under the terms of the agreement based upon the net present value of such payments. The deferred cost amount is being amortized to operations over the term of the agreement.

     CII has purchase commitments totaling $799,000 representing 6 tools to be received in 1997.

12.  STOCK OPTIONS

     CII has an incentive stock option plan that provides for up to 3,000,000 shares of common stock options to key employees, executive officers and outside directors, and also permits the grant or award of restricted stock, stock appreciation rights or stock awards. The term of the option cannot exceed 10 years from the grant date. The vesting period for the options is 6 months.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" which was effective for CII beginning January 1, 1996. Statement No. 123 encourages compensation cost to be measured based on the fair value of the equity instrument awarded. In accordance with this statement, CII has elected to continue the application of Accounting Principles Board Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument award. If compensation costs had been determined in accordance with Statement No. 123, net income and net income per share would not have been significantly affected.

     During 1996, CII granted options aggregating 1,000 shares to outside directors at an option price of $5.50 per share and options aggregating 1,050 shares at an option price of $6.50 per share. No options were exercised during 1996. At December 31, 1996, 1,000 shares had vested.

13.  RELATED PARTY TRANSACTIONS

     The primary parties related to the CII are as follows:

        - The majority stockholders, with whom various transactions are made.

        - 620 Platt Road, Inc. ("Platt"), a company affiliated through common ownership, to which rental payments are made for the Milan facility and the Owosso facility.

        - The Colonel's Factory Outlet of Arkansas, Inc. ("Arkansas"), a company affiliated through common ownership, with which various transactions are made, including sales and purchases of inventory, and payment for and reimbursement of Arkansas' expenses. This company was a related party through June of 1996.

        -  Williamson Buick - GMC, Inc. ("Williamson," formerly Blain Buick
           - GMC, Inc.), a company affiliated through common ownership, from which automobiles, parts, and service are purchased and sold, and rental income is earned.

    A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                            1996               1995                 1994
                                                            ----               ----                 ----
Majority Stockholder:
  Short-term advances to stockholders                                       $5,162,753         $ 13,802,190
  Cash payments on short-term advances                                            (500)         (11,992,143)
  Reduction of note receivable                                               1,482,024            3,000,000
  Assumption of land contract receivable                                      (213,944)
                                                                            ----------         ------------
  Assumption of mortgage                                                                          2,117,124
    Shareholder distributions                                                6,430,333            6,927,171
  Rental expense                                                                                    280,000

  Platt - rental expense                                  $1,000,000           840,000              840,000
  Capital contribution                                        48,406

  Arkansas:
    Sales of inventory                                                         346,000              309,500
    Purchases of inventory                                                     744,600              224,300
    Inventory in satisfaction of note receivable                               425,976
    Property, plant and equipment in
     satisfaction of note receivable                                           473,477
    Cash in satisfaction of note receivable                                  1,000,000

  Blain:
    Purchases of automobiles, parts and service              280,310            73,500              147,000
    Rental income                                                               11,000               12,000
    Interest income on note receivable                        15,598            43,400               48,000
    Sales of bedliners                                        51,198

14.  PLANT FIRE

     In 1993, CII's leased facility in Owosso, Michigan which included its headquarters, sales offices and the principal manufacturing and warehouse facilities, was destroyed by a fire. The fire resulted in damaged inventory, equipment and other contents therein. In late 1993, CII relocated its principal operations and headquarters to Milan, Michigan and is leasing a 350,000 square foot facility from a company owned by certain stockholders of CII.

     In 1994, total insurance proceeds for the replacement cost of lost property, lost profits and other direct costs of the fire received was approximately $31,000,000, of which approximately $6,630,000 was due to a stockholder as indemnification of damages to the Owosso facility. CII has recognized in other income a net gain of approximately $9,082,000 and $9,043,000 in 1994 and 1993, respectively, which represents the amount by which CII's insurance proceeds of $24,381,000 exceeded the sum of the net book value of the assets destroyed and the liabilities resulting from the fire.

15.  PLANT CLOSING

     In 1994, CII closed its Florida facility. At December 31, 1994, CII accrued estimated costs required to close the facility which include approximately $1,034,000 for the write down of assets to their net realizable value and $355,000 for costs of the storage, dismantling and disposing of the equipment, and other related expenses.

16.  LITIGATION

     In connection with the acquisition of a facility in Florida (known as "NuPar"), CII signed employment agreements with the former NuPar shareholders for the three year period beginning December 1991. In 1994, the former NuPar shareholders filed a lawsuit against CII for $1,800,000 claiming they had met the conditions of the agreements and are therefore entitled to the payments thereunder. In July 1995, CII settled these actions for $1.4 million, payable in installments through January 1997, and with outstanding balance of $100,000 and $900,000 at December 31, 1996 and 1995, respectively.

     CII was both a defendant and counter-plaintiff in a suit filed December 5, 1991, in the United States District Court, Eastern District of Michigan, Flint, Michigan, in a private action seeking damages under the federal anti-trust statutes. The Colonel's settled this case for cash and merchandise deliverable through December 1997.

     CII has been served with three lawsuits pertaining to a class action suit arising from the production of bedliners. The suits allege that the liners insulate a gas can when filled which may cause a static charge that could result in a fire. Although the class action suit targets bedliner manufacturers, CII believes that other organizations such as service stations, can producers, and gas pump manufacturers should be involved. CII has formed a coalition with the other bedliner manufactures to defend this class action suit. CII did not produce liners at the time of the alleged incidents, but has elected to participate in the class action.

     CII has been served with a lawsuit filed in Federal District Court Western District of Wisconsin by a competitor pertaining to a possible infringement of their patent associated with their bedliner. CII has recently received its patent from the U.S. Patent office and believes that the patent was issued after the office's strict due diligence. CII believes that it is not infringing upon the competitor's patent. In addition, CII has filed a separate suit in Federal District Court Eastern District of Michigan alleging the same competitor is infringing on CII's bedliner patent.

     CII is involved in various other legal proceedings which have arisen in the normal course of its operations. CII has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on CII's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, CII believes that any resulting liability should not materially affect its financial position.

17.  ENVIRONMENTAL REMEDIATION

     CII is responsible for the remediation of hazardous materials and ground contamination located at the Owosso facility as a result of the fire (see Note 14). In August 1993, the Michigan Department of Natural Resources required that CII perform a complete hydrogeological study of this site to determine the extent of the contamination. CII plans to engage environmental consultants in the summer of 1997 to determine the extent of the hazardous materials located at this site, if any, and the cost of any remediation. CII has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on CII's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, CII believes that any resulting liability should not materially affect its financial position.

     As part of the lease agreement with a related party for the Milan, Michigan facility, CII is also responsible for the remediation of hazardous material, up to an amount of $2,000,000, which existed at this site prior to CII entering into the lease in June 1993. CII has accrued for estimated remediation costs based on an environmental study of the site. CII has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on CII's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, CII believes that any resulting liability should not materially affect its financial position.

18.  SEGMENTS OF BUSINESS

     CII operates in two industry segments: manufacture of automotive bumpers, bedliners and other miscellaneous reinforcement beams and brackets at the two manufacturing plants in Michigan
     ("Manufacturing"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

     Financial information below is listed by industry segment. Historical data prior to December 31, 1995 are those of The Colonel's. There are no operating results of BIRI as of December 31, 1995 as the date of acquisition was December 31, 1995. Operating profit is total revenues less operating expenses and excludes interest expense and income taxes. Identifiable assets are those assets identified with operations in each industry segment.

                                            1996                1995                1994
                                            ----                ----                ----
     NET REVENUES:
        Manufacturing                   $37,497,844         $28,503,726         $28,492,013
        Raceway                           2,765,238
                                        -----------         -----------         -----------

     Total                              $40,263,082         $28,503,726         $28,492,013
                                        ===========         ===========         ===========

     OPERATING PROFIT:
        Manufacturing                   $ 4,873,244         $ 4,970,770         $ 2,401,905
        Raceway                             318,059
                                        -----------         -----------         -----------

     Total                              $ 5,191,303         $ 4,970,770         $ 2,401,905
                                        ===========         ===========         ===========

     IDENTIFIABLE ASSETS:
        Manufacturing                   $37,048,830         $32,833,184         $31,529,883
        Raceway                           5,561,465           5,410,802
                                        -----------         -----------         -----------

     Total                              $42,610,295         $38,243,986         $31,529,883
                                        ===========         ===========         ===========

     The Colonel's had sales of over 10% to one customer in 1996.

19.  SUBSEQUENT EVENT

     On March 20, 1997, CII entered into a letter of intent regarding the acquisition of four new and one used car dealerships owned and controlled by Patsy Lou Williamson, a related party through common ownership. As contemplated in the letter of intent, CII will purchase 100% of the stock of the dealerships and certain related assets employed by the dealerships, but owned by the seller and/or her affiliates, for a purchase price equal to $60 million less any agreed upon indebtedness or other liabilities assumed by CII. However, no definitive terms have been established by the parties, and no party to the letter of intent is bound to buy or sell the dealerships unless all appropriate parties have executed and delivered a definitive agreement mutually acceptable to each party and their counsel and, in the case of CII, to the independent members of its Board of Directors.

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents CII's quarterly results:

                                                                1996
                                  -----------------------------------------------------------------
                                  FIRST QUARTER    SECOND QUARTER  THIRD QUARTER     FOURTH QUARTER
                                  -------------    --------------  -------------     --------------
     Net revenues                  $9,900,074        $8,544,230     $11,210,682       $10,608,096
     Gross Profit                   2,891,168         2,160,617       2,884,066         4,187,165
     Net income                       901,802           391,750         307,950           920,484
     Net income per share               $0.04             $0.02           $0.01             $0.03

                                                                1995
                                  -----------------------------------------------------------------
                                  FIRST QUARTER    SECOND QUARTER  THIRD QUARTER     FOURTH QUARTER
                                  -------------    --------------  -------------     --------------
     Sales                         $7,819,252        $6,831,901     $ 7,062,036       $ 6,790,537
     Gross Profit                   2,567,592         2,276,186       1,586,113         2,075,525
     Net income                     1,345,324         1,055,696         409,065          (101,705)
     Pro forma earnings per share       $0.06             $0.04           $0.02             $0.00

                                  ******

INDEPENDENT AUDITOR'S REPORT



To the Stockholders of
The Colonel's International, Inc.
Milan, Michigan

We have audited the consolidated financial statement of The Colonel's International, Inc. (the "Company) as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report therein dated March 14, 1997; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of The Colonel's International, Inc., listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

BDO Seidman, LLP

March 14, 1997

                     THE COLONEL'S INTERNATIONAL, INC.

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                            ADDITIONS
                                                       --------------------      DEDUCTIONS-
                                                       CHARGED TO   CHARGED      WRITE-OFFS
                                         BALANCE       COSTS AND    TO OTHER        AND         BALANCE
                                        JANUARY 1       EXPENSES    ACCOUNTS     DISPOSALS     DECEMBER 31
DOUBTFUL ACCOUNTS RESERVES

For the year ended December 31:
1996                                    $401,200        $172,895        -        $     (95)     $574,000
1995                                     345,900         143,018        -          (87,718)      401,200
1994                                     337,900         220,953        -         (212,953)      345,900

INVENTORY RESERVES

For the year ended December 31:
1996                                     146,658               -        -                -       146,658
1995                                           -         146,658        -                -       146,658
1994                                           -               -        -                -

TAX VALUATION ALLOWANCE

For the year ended December 31:
1996                                     510,000               -        -          (49,000)      461,000
1995                                           -         510,000        -                -       510,000
1994                                           -               -        -                -

                               EXHIBIT INDEX

EXHIBIT
NUMBER


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

10.16 Addendum to Lease dated December 16, 1994. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

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

10.38 Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996. Incorporated by reference from
          Exhibit 10.38 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.39 Lease Agreement between The Colonel's, Inc. and Gamma Realty Co. for lease of premises in Totowa, New Jersey. Incorporated by reference from Exhibit 10.39 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.40 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated June 17, 1996. Incorporated by reference from Exhibit 10.40 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.41 Interim Lease Schedule between The Colonel's, Inc. and Comerica Leasing Corporation dated August 30, 1996. Incorporated by reference from Exhibit 10.38 to the Registrant's Report on Form 10-Q for the period ended September 30, 1996.

10.42 Client Services Agreement between HRC4 and The Colonel's, Inc. dated September 28, 1995.

10.43 Lese Agreement between 620 South Platt Road, Inc. and The Colonel's, Inc. dated October 1, 1995.

10.44 Master Revolving Note between Comerica Bank and The Colonel's International, Inc. and subsidiaries dated May 1, 1996.

10.45 Supply Agreement between The Colonel's, Inc. and The Dow Chemical Company dated January 1, 1996.

11.1      Computation of Per Share Earnings

21.1      Subsidiaries of the Registrant

23.1      Consent of Auditors

24.1      Powers of Attorney

27.1      Financial Data Schedule