Form 10-K/A
period 1996-12-31
COLONELS INTERNATIONAL INC
filed 1997-04-01
CIK 771249

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

Yes __X__      No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

          This Form 10-K/A (Amendment No. 1) is filed for the purposes of correcting financial information contained in Appendix A and correcting Exhibit
23.1 to the registrant's Form 10-K as previously filed on March 31, 1997.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.


Dated: April 1, 1997          By: /S/ MICHAEL J. MCCLOSKEY
                                      Michael J. McCloskey
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)



Dated: April 1, 1997          By: /S/ RICHARD S. SCHOENFELDT
                                      Richard S. Schoenfeldt
                                      Vice President-Finance and Chief
                                      Financial Officer
                                      (Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     SIGNATURE                     TITLE                      DATE

/S/MICHAEL J. MCCLOSKEY    Chief Executive Officer,      April 1, 1997
Michael J. McCloskey       Vice-Chairman and Director

*/S/MARK D. STEVENS        President and Director        April 1, 1997
Mark D. Stevens

*/S/PATSY L. WILLIAMSON    Chairperson of the Board      April 1, 1997
Patsy L. Williamson        and Director

*/S/JOHN M. DARCY          Director                      April 1, 1997
John M. Darcy

*/S/J. DANIEL FRISINA      Director                      April 1, 1997
J. Daniel Frisina

*/S/TED M. GANS            Director                      April 1, 1997
Ted M. Gans

______________________     Director                      April __, 1997
Ben C. Parr

*/S/DONALD GORMAN          Director                      April 1, 1997
Donald Gorman


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











































                                      6
INDEPENDENT AUDITORS' REPORT


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


Deloitte & Touche LLP


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

        - The Colonel's Factory Outlet of Arkansas, Inc. ("Arkansas"), a company affiliated through common ownership, with which various transactions are made, including sales and purchases of inventory. This company was a related party through June of 1996.

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

Deloitte & Touche LLP

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

10.42 Client Services Agreement between HRC4 and The Colonel's, Inc. dated September 28, 1995. Incorporated by reference to Exhibit
          10.42 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

10.43 Lease Agreement between 620 South Platt Road, Inc. and The Colonel's, Inc. dated October 1, 1995. Incorporated by reference to Exhibit 10.43 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

10.44 Master Revolving Note between Comerica Bank and The Colonel's International, Inc. and subsidiaries dated May 1, 1996.
          Incorporated by reference to Exhibit 10.44 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

10.45     Supply Agreement between The Colonel's, Inc. and The Dow
          Chemical Company dated January 1, 1996. Incorporated by reference to Exhibit 10.45 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

11.1      Computation of Per Share Earnings.  Incorporated by reference to
          Exhibit 11.1 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

21.1      Subsidiaries of the Registrant.  Incorporated by reference to
          Exhibit 21.1 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

23.1      Consent of Auditors.

24.1 Powers of Attorney. Incorporated by reference to Exhibit 24.1 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.

27.1      Financial Data Schedule.  Incorporated by reference to Exhibit
          27.1 to the Registrant's Report on Form 10-K for the fiscal year ended December 31, 1996, filed on March 31, 1997.