Form 10-Q
period 1997-03-31
COLONELS INTERNATIONAL INC
filed 1997-05-12
CIK 771249

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 Form 10-Q
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

                     Commission File Number: 2-98277C

                     THE COLONEL'S INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

                      Michigan                       38-3262264
 (State or other jurisdiction of incorporation      (I.R.S. employer
                or organization)                   identification no.)

        620 SOUTH PLATT ROAD, MILAN, MICHIGAN          48160
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

                              (313) 439-4200
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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

                    Yes    __X__             No    ______


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 9, 1997: 24,177,805

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

     Also effective December 31, 1995, Brainerd Merger Corporation, a Michigan corporation and a wholly owned subsidiary of Brainerd, merged with and into The Colonel's, Inc. ("The Colonel's"). The Colonel's was the surviving corporation in this merger. In consideration of this merger, the Company issued 23,500,000 shares of its common stock to Donald J. Williamson and Patsy L. Williamson, who at the time were the sole shareholders in The Colonel's. In addition, Brainerd transferred all of its operating assets to its newly formed subsidiary, Brainerd International Raceway, Inc., a Minnesota corporation ("BIR").

     For accounting purposes, the transaction was treated as a recapitalization of the Company with the Company as the acquirer (a reverse acquisition). The effective date of the Merger was December 31, 1995. Beginning January 1, 1996, the incomes of both The Colonel's and BIR are reflected and reported as combined income in the consolidated income statement.

     The truck accessory division of The Colonel's was incorporated under Michigan law as The Colonel's Truck Accessories, Inc. ("CTA") in January 1997 and became a wholly owned subsidiary of the Company.

     As a result of these transactions, the Company now has three wholly owned subsidiaries: The Colonel's, CTA and BIR.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. Since that time, The Colonel's has grown through acquisitions, joint ventures, and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, the Bahamas and the District of Columbia.

THE COLONEL'S TRUCK ACCESSORIES, INC.

     CTA manufactures and sells pickup truck bedliners and tail gate covers through a distributor network. In March 1997, CTA finalized its purchase out of bankruptcy of the assets of Truckware, Inc., a truck accessories warehouse and distributor located in California. Truckware was in the business of selling truck accessories to wholesale subdistributors and dealerships and also offering installation services and direct sales to retail customers. CTA plans to continue these activities and also to sell CTA's manufactured bedliners and other truck accessories.

BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates the Brainerd International Raceway, which is located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. BIR schedules racing and other events held at the raceway during weekends in the months of May through September of each year.

COMBINED OPERATIONS

     The Colonel's bumper manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. There is sufficient room to expand the physical plant. The Milan plant manufactures aftermarket bumper facias. This facility is leased from a company owned by Donald and Patsy Williamson.

     CTA's bedliner manufacturing facility occupies a 210,000 square foot building located on 27 acres on the outskirts of Owosso, Michigan. Owosso is located about 100 miles northwest of Milan, Michigan and about 30 miles northeast of Lansing, Michigan. The building has power capacities exceeding current use and would permit expansion if necessary. This plant manufactures truck accessories. It is also leased from a company owned by Donald and Patsy Williamson.

     BIR owns and operates the Brainerd International Raceway, which includes a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. The terrain of BIR's 600 acre site is slightly rolling hills and is partially wooded. The track and various roads are composed of blacktop. BIR's premises features several buildings, including a four-story tower with twelve executive viewing suites, a control tower, various single story buildings containing concession stands and rest rooms, and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only.
Grandstand bleachers for approximately 18,000 spectators are primarily located along the drag strip.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets slightly decreased from $13,638,000 at December 31, 1996 to $13,628,000 at March 31, 1997. See
below for further discussion of the Company's assets at March 31, 1997.

     Consolidated current liabilities decreased from $16,660,000 at December 31, 1996 to $16,542,000 at the end of the first quarter of 1997. The decrease in current liabilities is due to a $50,000 decrease in the outstanding balance on the line of credit (described below), a $144,000 decrease in the current portion of long-term debt and a $588,000 decrease in accounts payable, offset by a $456,000 increase in income taxes. See "Outstanding Debt" below for further discussion of the Company's outstanding debt at March 31, 1997.

     Inventories increased by $300,000 at March 31, 1997 compared to December 31, 1996, due to increased production at the bedliner facility and the short winter season. The Colonel's routinely attempts to maintain a 60-day supply of each product available for immediate shipment. Inventory levels historically decline during the second quarter of the year, but increase by late summer for anticipated fall sales.

     Prepaid expenses decreased due to the amortization of prepaid insurance and property taxes.

     Property, plant and equipment increased slightly from December 31, 1996 to March 31, 1997. New equipment purchases exceeded depreciation costs by $90,000 during this period.

     As a result of the Merger, the acquisition value of BIR exceeded the value of the assets by $425,000. The associated amortization expense for the twelve-month period ending December 31, 1997 will be $60,000. The Company has chosen to expense $15,000 each quarter throughout the year instead of taking a one-time charge in the first quarter, as it did during the first quarter of 1996.

OUTSTANDING DEBT

     The Colonel's has a $4,500,000 line of credit that is secured by accounts receivable and inventory with a term that expires in May 1997.
The Colonel's expects to negotiate renewals as necessary with its current lending institution. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $4,400,000 at March 31, 1997. BIR has a $300,000 line of credit which is secured by all of its assets; however, there was no outstanding balance on this line of credit at March 31, 1997.

     The Colonel's received $6,000,000 in April 1995, under a facility which calls for payments of $200,000 in principal plus interest on a monthly basis calculated at 0.5 percent over prime on the outstanding balance. The loan is secured by machinery and equipment and had a balance of $2,200,000 at March 31, 1997.

     BIR has a mortgage in the amount of $468,000, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single $50,000 principal payment in the third quarter of each year through 2004.

     The balance on The Colonel's mortgage on its former Owosso facility was $657,000 at the end of the first quarter of 1997.

     The Company has applied to its primary lending institution for additional financing of $7,000,000, which would pay off the current long term debt and a land purchase of $1,000,000, as well as the mortgage of $657,000, and would increase the Company's borrowing capacity by $3,250,000.

     The Colonel's entered into three capital leases to finance equipment for CTA. The Colonel's leased $6,435,000 worth of that equipment under a six-year agreement with monthly payments of approximately $100,000. The lease includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery.

     The Company has also entered into a 24-month lease extension on the semi-tractor trailers that it was already leasing from its lending institution. Pursuant to the extension agreement, the Company continues to lease the vehicles for an aggregate monthly payment of $15,987. Under the extension agreement, the Company has an option to buy the trailers for $1.00 upon completion of the extended term.

RESULTS OF OPERATIONS

     Revenues for the Company were $10,937,000 for the quarter ending March 31, 1997, compared to $9,900,000 for the same period in 1996. The increase in 1997 was primarily due to direct sales efforts and sales by CTA. CTA had very limited sales during its start-up period in the first quarter of 1996.

     Cost of sales decreased from 71 percent of sales for the three months ending March 31, 1996 to 69 percent for the same three months in 1997, in part because of start-up costs of CTA incurred in 1996. Cost of sales as a percentage of sales was 70 percent for the fiscal year ended December 31, 1996.

     Selling, general and administrative expenses as a percentage of sales for the first quarter of 1997 increased over the same period of 1996 by three percent. The three-month comparison shows an increase from 11 to 14 percent. However, it also shows a decrease from 17 percent at December 31, 1996 to 14 percent of sales during the first quarter of 1997. Although more sales staff expenses were added in the first quarter, the increase in sales associated with the costs of the additional staff continues to be favorable. In addition, due to changes in management during the first quarter of 1997, payroll expense has increased.

     Interest expense decreased by $100,000 for the three months ending March 31, 1997 over the same period in 1996, due to the normal retirement of debt.

     To date, the Company has accrued $532,000 for income taxes, which reflects the Company's expected effective tax rate of 34 percent.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Not applicable.


                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     The Company was both a defendant and counter-plaintiff in a suit filed December 5, 1991 in the United States District Court, Eastern District of Michigan, in a private action seeking damages under the federal antitrust statutes. On September 30, 1996, the Company settled this case for cash and merchandise deliverable through December 1997. The Company has accrued for the settlement.

     During the first quarter of 1997, there were no other material developments in legal proceedings involving the Company or its subsidiaries. These proceedings were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

ITEM 2.   CHANGES IN SECURITIES.

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

               On April 22, 1997 the Company held its 1997 Annual Meeting of Shareholders at its corporate offices in Milan, Michigan. The purposes of the meeting were (1) to elect seven Directors to the Board of Directors,
(2) to consider and approve certain amendments to the Company's 1995 Long-Term Incentive Plan, including increasing the number of shares of Common Stock available for issuance under this plan from 3,000,000 to 4,000,000,
(3) to consider and approve the Company's 1997 Stock Option and Restricted Stock Plan for Selected Non-Employees and (4) to confirm the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the current fiscal year.

     Seven candidates nominated by management were elected by the shareholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

NAME OF CANDIDATE                        SHARES VOTED
-----------------                        ------------
Patsy L. Williamson                    For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

Michael J. McCloskey                   For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

Mark D. Stevens                        For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

Ben C. Parr                            For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

John M. Darcy                          For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

J. Daniel Frisina                      For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

Donald R. Gorman                       For                       23,574,776
                                       Authority Withheld               320
                                       Broker Non-Votes             602,709

     Ted M. Gans remained as a Director of the Company with a term expiring in 1998. Thus, the expiration dates of the Directors' current terms of office are as follows:

               Nominee                      Year Term Expires
               -------                      -----------------
              Michael J. McCloskey                2000
              Mark D. Stevens                     2000
              John M. Darcy                       2000
              J. Daniel Frisina                   1999
              Ben C. Parr                         1999
              Patsy L. Williamson                 1998
              Donald R. Gorman                    1998
              Ted M. Gans                         1998

     The shareholders also voted to approve certain amendments to the Company's 1995 Long-Term Incentive Plan. The following sets forth the results of the voting with respect to this matter:

                    For                  23,574,756
                    Against                     320
                    Abstentions                  20
                    Broker Non-votes        602,709

     The shareholders also voted to approve the Company's 1997 Stock Option and Restricted Stock Plan for Selected Non-Employees. The following sets forth the results of the voting with respect to this matter:

                    For                  23,574,656
                    Against                     420
                    Abstentions                  20
                    Broker Non-votes        602,709

     The shareholders also voted to approve the appointment of Deloitte & Touche LLP by the Board of Directors as independent auditors of the Company for the current fiscal year. The following sets forth the results of the voting with respect to this matter:

                    For                   23,575,096
                    Against                        0
                    Abstentions                    0
                    Broker Non-votes         602,709

ITEM 5.   OTHER INFORMATION.

          Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following exhibits are filed as part of this report.

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

3.2       Bylaws, as amended.

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

11.1      Computation of Per Share Earnings.

27.1      Financial Data Schedule.

          (b) REPORTS ON FORM 8-K. The Company filed two reports on Form 8-K during the quarter ended March 31, 1997. The first Form 8-K was filed on February 20, 1997, and related to the Company's Press Release of the same date announcing new Directors and Officers. The second Form 8-K was filed on March 20, 1997, and related to the Company's Press Release of the same date announcing the signing of a letter of intent relating to the acquisition of the Patsy Lou Williamson group of automobile dealerships. Neither report contained financial statements. In addition, on April 4, 1997, the Company filed a Form 8-K relating to a Press Release dated March 26, 1997, which announced a contract between Southeast Toyota Inc. and CTA.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE COLONEL'S INTERNATIONAL, INC.


Dated:  MAY 12, 1997      By: /S/ MICHAEL J. MCCLOSKEY
                              MICHAEL J. MCCLOSKEY
                              CHIEF EXECUTIVE OFFICER AND DIRECTOR
                              (DULY AUTHORIZED OFFICER OF THE REGISTRANT)


DATED:  MAY 12, 1997      BY: /S/ RICHARD S. SCHOENFELDT
                              RICHARD S. SCHOENFELDT
                              VICE PRESIDENT-FINANCE AND CHIEF FINANCIAL
                              OFFICER
                              (PRINCIPAL FINANCIAL OFFICER OF THE
                              REGISTRANT)

                                APPENDIX A

                      THE COLONEL'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                    MARCH 31,         DEC 31,
                                                      1997             1996
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------       ---------
ASSETS

CURRENT ASSETS:
  Cash                                           $    211,562     $    321,486
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $689,600 and
      $575,000 at March 31, 1997 and December
      31, 1996, respectively)                       3,490,347        3,605,281
  Inventories (Note 2)                              8,636,190        8,347,663
  Prepaid expense                                      96,376          226,670
  Deferred taxes - current                          1,000,000        1,045,000
  Current portion of deferred compensation            154,000           52,000
  Other                                                40,000           40,000
                                                 ------------     ------------
             TOTAL CURRENT ASSETS                  13,628,475       13,638,100

PROPERTY, PLANT, & EQUIPMENT - NET (NOTE 3)        27,119,558       27,028,350

OTHER ASSETS:
  Long-term portion of deferred compensation          440,787          236,787
  Deposits                                          1,467,165        1,156,868
  Goodwill                                            351,297          366,497
  Other                                               183,693          183,693
                                                 ------------     ------------
             Total other assets                     2,442,942        1,943,845

TOTAL ASSETS                                     $ 43,190,975     $ 42,610,295
                                                 ============     ============

                                                    MARCH 31,         DEC 31,
                                                      1997             1996
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------       ---------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable                                   $ 5,400,000     $  5,450,000
  Current portion of long-term obligations          3,725,225        3,868,733
  Accounts payable - trade                          2,944,942        3,532,752
  Accrued expenses (note 4)                         2,666,629        2,561,361
  Current portion of deferred compensation            154,000           52,000
  Income taxes payable                              1,651,000        1,195,000
                                                  -----------     ------------
             Total current liabilities             16,541,796       16,659,846

LONG-TERM OBLIGATIONS, NET OF
   CURRENT PORTION                                  5,667,577        6,321,175

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                       440,787          236,787

DEFERRED TAXES -  LONG-TERM                         3,980,000        3,949,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,177,805 shares
      issued and outstanding                          241,778          241,778
  Additional paid-in-capital                        5,693,024        5,606,239
  Retained earnings                                10,626,013        9,595,470
                                                  -----------     ------------
          Total shareholders' equity               16,560,815       15,443,487

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY          $43,190,975     $ 42,610,295
                                                  ===========     ============

                     THE COLONEL'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                               THREE MONTHS ENDING
                                                     MARCH 31
                                           --------------------------
                                               1997          1996
                                           (UNAUDITED)    (UNAUDITED)
                                           -----------    -----------
SALES                                     $ 10,937,133    $ 9,900,074

COST OF SALES                                7,557,394      7,008,906
                                          ------------    -----------
GROSS PROFIT                                 3,379,739      2,891,168
SELLING, GENERAL & ADMINISTRATIVE
  EXPENSES                                   1,522,712      1,089,226
                                          ------------    -----------
INCOME FROM OPERATIONS                       1,857,027      1,801,942
Other income (expense):
Interest expense                              (349,165)      (456,453)
Interest income                                 23,762         31,570
Rental income                                   15,000         10,000
Other                                           15,919         (4,257)
                                          ------------    -----------
       Other income (expense), net            (294,484)      (419,140)
                                          ------------    -----------
NET INCOME BEFORE TAXES                   $  1,562,543    $ 1,382,802

PROVISION FOR INCOME TAXES (Note 5)            532,000        481,000
                                          ------------    -----------
NET INCOME                                $  1,030,543    $   901,802
                                          ============    ===========
EARNINGS PER SHARE (Note 6)               $       0.04    $      0.04
                                          ============    ===========

                     THE COLONEL'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                  THREE MONTHS ENDING
                                                                        MARCH 31
                                                               --------------------------
                                                                  1997           1996
                                                               (UNAUDITED)    (UNAUDITED)
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $ 1,030,543   $   901,802
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                       936,872       833,813
Deferred tax provision                                               76,000      (100,000)
(Gain) loss on sale of property                                     (14,407)        5,255

Changes in assets & liabilities that provided (used) cash:
Accounts receivable                                                 114,934      (783,477)
Inventories                                                        (288,527)      736,026
Prepaid expenses                                                    130,294       (98,581)
Accounts payable                                                   (587,810)   (1,352,612)
Accrued expenses                                                    105,268       477,510
Income taxes payable                                                456,000

       Net cash (used in) provided by investing activities        1,959,167       619,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant & equipment                       (641,354)      (38,147)
Proceeds from sale of property, plant & equipment                    17,000        19,500
Net change in deposits                                             (684,417)     (279,439)
Payments received on notes receivable- related party                               60,000
Additions to notes receivable - other                                                (770)
Payments received on notes receivable - other                                     290,502

       Net cash (used in) provided by investing activities       (1,308,771)       51,646

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                       (50,000)     (280,000)
Proceeds from long-term obligations                                                75,000
Principal payments on long-term debt                               (564,982)     (560,435)
Principal payments on obligations under capital leases             (232,123)      (47,595)
Cash contribution from related party                                 86,785

       Net cash (used in) financing activities                     (760,320)     (813,030)



NET INCREASE (DECREASE) IN CASH                                 $  (109,924)  $  (141,648)
                                                                ===========   ===========
CASH, BEGINNING OF PERIOD                                           321,486       634,290

CASH, END OF PERIOD                                             $   211,562   $   492,642
                                                                ===========   ===========
Supplemental Schedule of noncash investing activities:

Transfer of deposits to property, plant and equipment
       relating to property placed in service                   $   374,120   $   194,800
                                                                ===========   ===========

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

        The results of operations for the three months ended March 31, 1997, are not necessarily indicative of the results expected for the full year.

Note 2  INVENTORIES

     Inventories are summarized as follows:       MARCH 31,        DEC 31,
                                                    1997            1996
                                                  ---------        -------
     Finished products                         $  8,019,725     $  7,213,704
     Raw materials                                  616,465        1,133,959
                                               ------------     ------------
     Total inventories                         $  8,636,190     $  8,347,663
                                               ============     ============

Note 3  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is summarized by major classification as follows:

                                                         MARCH 31,           DEC 31,
                                                           1997               1996
                                                         ---------           -------
Land and improvements                                  $  3,619,717     $  3,619,717
Track                                                     1,533,760        1,533,760
Buildings                                                   793,990          793,990
Leasehold improvements                                      986,076          707,076
Bleachers & fencing                                         731,886          731,886
Equipment (including equipment under capital lease)      14,363,310       14,316,710
Transportation equipment (including equipment               920,275        1,000,690
  under capital lease)




Furniture & fixtures                                        620,855          611,510
Tooling                                                  23,895,152       23,229,532
                                                       ------------     ------------
TOTAL                                                    47,465,021       46,544,871

LESS ACCUMULATED DEPRECIATION                           (20,345,463)     (19,516,521)
                                                       ------------     ------------
Net property, plant and equipment                      $ 27,119,558     $ 27,028,350
                                                       ============     ============


Note 4  ACCRUED EXPENSES

        Accrued expenses consist of the following:   MARCH 31,        DEC 31,
                                                       1997            1996
                                                     ---------        -------
        Accrued legal                             $   935,926      $  1,136,516
        Accrued compensation for NuPar (Note 7)                         100,000
        Accrued environmental costs                   598,717           598,717
        Accrued taxes                                 739,788           417,165
        Other                                         392,198           308,963
                                                  -----------      ------------
        Total                                     $ 2,666,629      $  2,561,361
                                                  ===========      ============


Note 5  INCOME TAXES

        The provision for income taxes reflects the Company's expected estimated effective tax rate of approximately 34 percent.


Note 6  EARNINGS PER SHARE

        The computation of earnings per share is based on the weighted average number of shares of common stock outstanding during the three-month period ended March 31, 1997.

        In February 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for both interim and annual periods ending after December 15, 1997. SFAS No. 128 specifies the computation, presentation and disclosure of earnings per share for entities with publicly held common stock or potential common stock (e.g., securities convertible into common stock). The Company will provide the required disclosures in its year-end report. The effect of SFAS No. 128 on the Company's earnings per share is not expected to be material.

Note 7  LITIGATION

        In connection with the acquisition of a facility in Florida
        (known as "NuPar"), the Company signed employment agreements with the former NuPar shareholders for the three-year period beginning December 1991. In 1994, the former NuPar shareholders filed a lawsuit against the Company for $1,800,000, claiming they had met the conditions of the agreements and were therefore entitled to the payments thereunder. In July 1995, the Company settled these actions for $1.4 million, payable in installments through January 1997. In January 1997, the Company made the final payment toward this settlement.

        The Company was both a defendant and counter-plaintiff in a suit filed December 5, 1995, in the United States District Court, Eastern District of Michigan, in a private action seeking damages under the federal antitrust statutes. In September 1996, the Company settled this case for cash and merchandise deliverable through December 1997.

        The Company has been served with various lawsuits pertaining to a class action suit arising from the production of bedliners. The suits allege that the liners insulate a gas can when filled which may cause a static charge that could result in a fire. The Company has formed a coalition with other bedliner manufacturers to defend this class action suit. Though the Company did not produce liners at the time of the alleged incidents, the Company has elected to participate in the class action suit.

        The Company has been served with a lawsuit by a competitor pertaining to a possible infringement of their patent associated with their bedliner. The Company has recently received its patent from the U.S. Patent office and believes that the patent was issued after the office's strict due diligence. In addition, the Company has filed a separate suit alleging the same competitor is infringing on the Company's bedliner patent.

        The Company and its subsidiaries are involved in various other legal proceedings which have arisen in the normal course of their operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.


Note 8  ENVIRONMENTAL REMEDIATION

        The Company is responsible for the remediation of hazardous materials and ground contamination located at its former manufacturing facility in Owosso, Michigan that was destroyed by fire in June of 1993. In August 1993, the Michigan Department of Natural Resources required that the Company perform a complete hydrogeological study of the site to determine the extent of the contamination. The Company has engaged environmental consultants in the summer of 1997 to determine the extent of the hazardous materials located at this site, if any, and the cost of any remediation. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

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

Note 9  LETTER OF INTENT

        On March 20, 1997, the Company entered into a letter of intent regarding the acquisition of four new and one used car dealerships owned and controlled by Patsy Lou Williamson, a Director and the Chairman of the Board of the Company, as well as a major shareholder. As contemplated in the letter of intent, the Company will purchase 100% of the stock of the dealerships and certain related assets employed by the dealerships, but owned by the seller and/or her affiliates, for a purchase price equal to $60 million less any agreed upon indebtedness or other liabilities assumed by the Company. However, no definitive terms have been established by the parties, and no party to the letter of intent is bound to buy or sell the dealerships unless all appropriate parties have executed and delivered a definitive agreement mutually acceptable to each party and their counsel and, in the case of the Company, to the independent members of its Board of Directors.

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

3.2  Bylaws, as amended.

4.1  Articles of Incorporation.  See Exhibit 3.1 above.

11.1 Computation of Per Share Earnings.

27.1 Financial Data Schedule.