Form 10-Q
period 1997-06-30
COLONELS INTERNATIONAL INC
filed 1997-08-14
CIK 771249

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1997

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
       For the transition period from _____________ to _____________

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

                    Yes __X__            No _____


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 14, 1997: 24,177,805

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

     As a result of these transactions, the Company has three wholly owned subsidiaries: The Colonel's, CTA and BIR.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, the Bahamas and the District of Columbia.

THE COLONEL'S TRUCK ACCESSORIES, INC.

     CTA manufactures and sells pickup truck bedliners and tail gate covers through a distributor network. In March 1997, CTA finalized its purchase out of bankruptcy of the assets of Truckware, Inc., a truck accessories warehouse and distributor located in California. Truckware was in the business of selling such items to wholesale subdistributors and dealerships and also offering installation services and direct sales to retail customers. CTA plans to continue these activities and also to sell CTA's manufactured bedliners and other truck accessories.

BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. BIR schedules racing and other events held at the racetrack during weekends in the months of May through September of each year.

COMBINED OPERATIONS

     The Colonel's Milan bumper manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. There is sufficient room to expand the physical plant. The Milan plant manufactures the aftermarket bumper facias. This facility is leased from a company owned by Donald and Patsy Williamson.

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

     BIR owns and operates a three-mile race track including a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. The terrain of the 600 acre site is slightly rolling hills and is partially wooded. The track and various roads are composed of blacktop. BIR's premises features several buildings, including a four-story tower with twelve executive viewing suites, a control tower, various single story buildings containing concession stands, rest rooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 18,000 spectators are primarily located along the drag strip.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets increased from $13,638,000 at December 31, 1996 to $14,913,000 at June 30, 1997. Consolidated current liabilities decreased from $16,660,000 at December 31, 1996 to $12,384,000 at the end of the second quarter of 1997. See below for further discussion of the Company's assets and liabilities at June 30, 1997.

     Cash increased from $321,000 at December 31, 1996 to $1,283,000 at June 30, 1997 due to a borrowing on the line of credit that was made just prior to the end of the second quarter. This cash was subsequently used to make the Company's final 1996 federal income tax payment on July 3, 1997.

     Accounts receivable decreased by $272,000 at June 30, 1997 compared to December 31, 1996. The decrease is the net effect of a decrease in accounts receivable at The Colonel's due to decreased sales in the second quarter of 1997, and an increase in accounts receivable at CTA due to increased sales and fewer customers taking early-pay discounts offered by CTA.

     Inventories decreased slightly from December 31, 1996 to June 30, 1997, primarily due to decreased production at the bumper facility. Inventory levels historically decline during the second quarter of the year, but increase by late summer for anticipated fall and winter sales.

     Prepaid expenses increased by $700,000 due to an advance payment of $870,000 toward the rental of the Milan building. The building is leased by The Colonel's from 620 Platt Road, Inc., a related party through common ownership.

     Property, plant and equipment increased by $1,100,000 from December 31, 1996 to June 30, 1997. The Colonel's added $1,300,000 in assets, including $749,000 for tooling and $352,000 for semi-tractor trailers obtained under a capital lease (see "Outstanding Debt" for further discussion). CTA added approximately $500,000 in assets, including $416,000 for tooling. BIR added $172,000 to property, plant & equipment, consisting of improvements to the racetrack and surrounding buildings. Depreciation expense was approximately $900,000 for the three months ended June 30, 1997.

     Deposits decreased from $1,157,000 at December 31, 1996 to $503,000 at June 30, 1997. The $654,000 decrease relates to the completion of various tools for The Colonel's and CTA that were put in service and moved to property, plant and equipment.

     As a result of the Merger, the acquisition value of BIR exceeded the value of the assets by $425,000. The associated amortization expense for the twelve-month period ending December 31, 1997 will be $60,000. The Company has chosen to expense $15,000 each quarter throughout the year instead of taking a one-time charge in the first quarter, as it did during the first quarter of 1996.

     Accounts payable decreased from $3,533,000 at December 31, 1996 to $2,747,000 at June 30, 1997. The $786,000 decrease is primarily due to the decrease in production which typically occurs during the second quarter.

     Income taxes payable decreased by $744,000, primarily as a result of a $350,000 payment made relating to 1996 federal income taxes and a $900,000 payment made relating to 1997 federal income taxes. These payments net against the $700,000 payable remaining for 1996 federal income taxes for a balance of $451,000 at June 30, 1997. On July 3, 1997, the Company paid the balance due on its 1996 federal and Michigan income taxes.

OUTSTANDING DEBT

     On May 28, 1997, the Company's primary lending institution granted it additional financing. To this end, the Company executed a $7,000,000 term note which requires monthly payments of $167,000 plus interest at prime plus 0.25 percent. The term note has a maturity date of November 1, 2000. The loan is secured by all of the Company's assets and had a balance of $6,833,000 at June 30, 1997.

     Proceeds from the $7,000,000 term note were used to pay the $2,200,000 balance due on a $6,000,000 loan facility obtained in April 1995 which called for payments of $200,000 in principal plus interest on a monthly basis.

     The $7,000,000 term note proceeds were also used to pay the $657,000 balance due on The Colonel's mortgage on its former Owosso facility, as well as the $1,000,000 note payable obtained in November 1996.

     The Company's line of credit was also renegotiated on May 28, 1997. The Company's $4,500,000 line of credit was increased to $6,000,000 and now expires in May 1998. The line of credit is now secured by all of the Company's assets. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $3,150,000 at June 30, 1997.

     BIR has a $300,000 line of credit which is secured by all of its assets; however, there was no outstanding balance on this line of credit at June 30, 1997.

     BIR has a mortgage in the amount of $400,000, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single $50,000 principal payment in the third quarter of each year through 2004.

     In 1996, The Colonel's acquired three capital leases to finance equipment for CTA. The Colonel's leased $6,435,000 worth of that equipment under a six-year agreement with monthly payments of approximately $100,000. Each lease includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery. At June 30, 1997, the balance due on these three capital leases was $5,548,000.

     During 1997, the Company also entered into a 24-month lease extension on the semi-tractor trailers that it was already leasing from its lending institution. Pursuant to the extension agreement, the Company continues to lease the vehicles for an aggregate monthly payment of $15,987. Under the extension agreement, the Company has an option to buy the trailers for $1.00 upon completion of the extended term. The balance on this capital lease was $311,000 at June 30, 1997.

RESULTS OF OPERATIONS

     Revenues for the Company were $11,120,000 for the quarter ending June 30, 1997, compared to $8,544,000 for the same period in 1996. The increase in 1997 was primarily due to sales by CTA. CTA had very limited bedliner sales during the second quarter of 1996 when it was still in the start-up process. Additionally, CTA's 1997 sales figure includes sales generated by Truckware, the truck accessories retail store in California. CTA did not acquire this store until March 1997.

     Cost of sales increased from 75 percent of sales for the three months ending June 30, 1996 to 76 percent for the same three months in 1997, in part because of smaller profit margins obtained by CTA on its bedliner sales.

     Selling, general and administrative expenses as a percentage of sales for the second quarter of 1997 decreased over the same period of 1996 by five percent. The three-month comparison shows a decrease from 18 to 13 percent.

     Interest expense increased by $207,000 for the three months ending June 30, 1997 over the same period of 1996. This increase is the result of three capital leases outstanding at June 30, 1997 that were not added until after June 30, 1996.

     The provision for income taxes is greater at June 30, 1997 compared to June 30, 1996 due to higher net income before taxes.


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

     During the second quarter of 1997, there were no other material developments in legal proceedings involving the Company or its subsidiaries. These proceedings were described in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

     A discussion of the results of voting at the Annual Meeting appears in
Item 4 of the Company's Report on Form 10-Q for the period ended March 31, 1997 and is herein incorporated by reference.

ITEM 5.   OTHER INFORMATION.

     Also on July 2, 1997, the Company's Board of Directors accepted the resignation of Michael J. McClosky as Vice Chairman, Director and Chief Executive Officer, effective June 30, 1997. Mark Stevens, the Company's President, has assumed the responsibilities of Chief Executive Officer.

     On July 28, 1997, John Darcy resigned from the Board of Directors.

     Burt Reynolds has accepted an appointment to the Board of Directors to fill the Board vacancy. Mr. Reynolds will become a Director at the next meeting of the Board of Directors.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER
------

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

3.1       Articles of Incorporation of the Company, as amended.
          Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2 Bylaws, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

11.1      Computation of Per Share Earnings

27.1      Financial Data Schedule


          (b) REPORTS ON FORM 8-K. On April 4, 1997, the Company filed a Report on Form 8-K. This report included a press release dated March 26, 1997 in which CTA announced an exclusive order to supply Toyota Tacoma pickup truck bedliners to Southeast Toyota Inc. No financial statements were included on that Report on Form 8-K.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.



Dated: August 14, 1997        By: /S/ RICHARD S. SCHOENFELDT
                                  Richard S. Schoenfeldt
                                  Vice President-Finance and Chief
                                  Financial Officer (Duly Authorized
                                  Officer and Principal Financial
                                  Officer of the Registrant)

                                 APPENDIX A

                     THE COLONEL'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                                JUNE 30         DECEMBER 31
                                                                 1997              1996
                                                              (UNAUDITED)        (AUDITED)
                                                              -----------       -----------
ASSETS

CURRENT ASSETS:
  Cash                                                        $ 1,283,319       $   321,486
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $600,000 and $575,000
      at June 30, 1997 and December 31, 1996,
      respectively)                                             3,333,112         3,605,281
  Inventories (Note 2)                                          8,272,540         8,347,663
  Prepaid expense (Note 3)                                        927,766           226,670
  Deferred taxes - current                                        902,000         1,045,000
  Current portion of deferred compensation                        154,000            52,000
  Other                                                            40,000            40,000
                                                              -----------       -----------
          Total current assets                                 14,912,737        13,638,100

PROPERTY, PLANT, & EQUIPMENT - Net (Note 4)                    28,182,905        27,028,350

OTHER ASSETS:
  Long-term portion of deferred compensation                      390,850           236,787
  Deposits                                                        502,735         1,156,868
  Goodwill                                                        336,097           366,497
  Other                                                           183,693           183,693
                                                              -----------       -----------
          Total other assets                                    1,413,375         1,943,845

TOTAL ASSETS                                                  $44,509,017       $42,610,295
                                                              ===========       ===========

LIABILITIES & SHAREHOLDERS' EQUITY

                                                                JUNE 30         DECEMBER 31
                                                                 1997              1996
                                                              (UNAUDITED)        (AUDITED)
                                                              -----------       -----------
CURRENT LIABILITIES:
  Notes payable (Note 6)                                      $ 3,150,000       $ 5,450,000
  Current portion of long-term obligations (Note 7)             3,103,575         3,868,733
  Accounts payable - trade                                      2,746,563         3,532,752
  Accrued expenses (Note 5)                                     2,779,015         2,561,361
  Current portion of deferred compensation                        154,000            52,000
  Income taxes payable                                            451,000         1,195,000
                                                              -----------       -----------
          Total current liabilities                            12,384,153        16,659,846

LONG-TERM OBLIGATIONS, NET OF
   CURRENT PORTION (Note 7)                                    10,371,748         6,321,175

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                   390,850           236,787

DEFERRED TAXES -  LONG-TERM                                     4,121,000         3,949,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,177,805 shares issued
      and outstanding                                             241,778           241,778
  Additional paid-in-capital                                    5,693,024         5,606,239
  Retained earnings                                            11,306,464         9,595,470
                                                              -----------       -----------
     Total shareholders' equity                                17,241,266        15,443,487

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $44,509,017       $42,610,295
                                                              ===========       ===========

                     THE COLONEL'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                                                SIX MONTHS ENDING                   THREE MONTHS ENDING
                                                     JUNE 30                               JUNE 30
                                         ------------------------------        ------------------------------

                                             1997               1996               1997               1996
                                         (UNAUDITED)        (UNAUDITED)        (UNAUDITED)        (UNAUDITED)
                                         -----------        -----------        -----------        -----------
SALES                                    $22,056,889        $18,444,304        $11,119,756        $ 8,544,230

COST OF SALES                             15,977,771         13,392,519          8,420,377          6,383,613
                                         -----------        -----------        -----------        -----------

GROSS PROFIT                               6,079,118          5,051,785          2,699,379          2,160,617

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                  2,974,252          2,601,633          1,451,540          1,512,407
                                         -----------        -----------        -----------        -----------

INCOME FROM OPERATIONS                     3,104,866          2,450,152          1,247,839            648,210

OTHER INCOME (EXPENSE):
Interest expense                            (628,474)          (528,889)          (279,309)           (72,436)
Interest income                               51,733             43,630             27,971             12,060
Rental income                                 30,000             25,000             15,000             15,000
Other                                         23,869             59,579              7,950             63,836
                                         -----------        -----------        -----------        -----------

       Other income (expense), net          (522,872)          (400,680)          (228,388)            18,460

NET INCOME BEFORE TAXES                  $ 2,581,994        $ 2,049,472        $ 1,019,451        $   666,670

PROVISION FOR INCOME
  TAXES (Note 8)                             871,000            719,000            339,000            238,000

NET INCOME                               $ 1,710,994        $ 1,330,472        $   680,451        $   428,670
                                         ===========        ===========        ===========        ===========

EARNINGS PER SHARE (Note 9)              $      0.07        $      0.06        $      0.03        $      0.02
                                         ===========        ===========        ===========        ===========

                     THE COLONEL'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              SIX MONTHS ENDING
                                                                                    JUNE 30
                                                                         -----------------------------

                                                                            1997              1996
                                                                         (UNAUDITED)       (UNAUDITED)
                                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $ 1,710,994       $ 1,330,472
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                              1,874,946         2,006,789
Deferred tax provision                                                       315,000            76,000
(Gain) loss on sale of property                                              (17,407)            5,255

Changes in assets & liabilities that provided (used) cash:
Accounts receivable                                                          272,169          (209,099)
Inventories                                                                   75,123        (1,729,919)
Prepaid expenses                                                            (701,096)         (334,340)
Accounts payable                                                            (786,189)          (65,032)
Accrued expenses                                                             217,654           468,196
Income taxes payable                                                        (744,000)

  Net cash provided by investing activities                                2,217,194         1,548,322

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant & equipment                                (874,933)         (923,647)
Proceeds from sale of property, plant & equipment                             21,500            28,419
Net change in deposits                                                    (1,122,422)         (545,760)
Payments received on notes receivable- related party                                           490,000
Additions to notes receivable - other                                                             (771)
Payments received on notes receivable - other                                                  290,502

  Net cash provided by investing activities                               (1,975,855)         (661,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                             (2,300,000)          430,886
Proceeds from long-term obligations                                        7,000,000            75,000
Principal payments on long-term debt                                      (3,606,050)       (1,518,110)
Principal payments on obligations under capital leases                      (460,241)         (181,128)
Cash contribution from related party                                          86,785

       Net cash provided by (used in) financing activities                   720,494        (1,193,352)


NET INCREASE (DECREASE) IN CASH                                          $   961,833       $  (306,287)
                                                                         ===========       ===========

CASH, BEGINNING OF PERIOD                                                    321,486           634,290
                                                                         -----------       -----------

CASH, END OF PERIOD                                                      $ 1,283,319       $   328,003
                                                                         ===========       ===========

Supplemental Schedule of noncash investing activities:

Transfer of deposits to property, plant and equipment
  relating to property placed in service                                 $ 1,776,555       $ 2,525,478
                                                                         ===========       ===========

Property additions from the issuance of capital leases                   $   351,705       $ 2,404,358
                                                                         ===========       ===========

Increase in deposits from noncash financing                                                $ 1,267,294
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

          The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

Note 2    INVENTORIES

          Inventories are summarized as follows:      JUNE 30,           DEC 31,
                                                        1997              1996
                                                     ----------        ----------
          Finished products                          $7,372,662        $7,213,704
          Raw materials                                 899,878         1,133,959
                                                     ----------        ----------

          Total inventories                          $8,272,540        $8,347,663
                                                     ==========        ==========

Note 3    PREPAID EXPENSES

          Prepaid expenses consist of the following:         JUNE 30,         DEC 31,
                                                               1997            1996
                                                             --------        --------
          Prepaid insurance                                  $ 39,204        $101,381
          Prepaid rent to related party through common        870,000
            ownership
          Prepaid other                                        18,582         125,289
                                                             --------        --------

          Total                                              $927,766        $226,670
                                                             ========        ========

Note 4    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized by major classification as follows:

                                                                        JUNE 30,             DEC 31,
                                                                          1997                1996
                                                                      ------------        ------------
          Land and improvements                                       $  3,619,717        $  3,619,717
          Track                                                          1,533,760           1,533,760
          Buildings                                                        793,990             793,990
          Leasehold improvements                                         1,234,624             707,076
          Bleachers & fencing                                              731,886             731,886
          Equipment (including equipment under capital lease)           14,416,144          14,316,710
          Transportation equipment (including equipment                  1,271,980           1,000,690
            under capital lease)
          Furniture & fixtures                                             620,855             611,510
          Tooling                                                       25,059,582          23,229,532
          Construction in progress                                         155,328
                                                                      ------------        ------------
          Total                                                         49,437,866          46,544,871

          Less accumulated depreciation                                (21,254,961)        (19,516,521)
                                                                      ------------        ------------

          Net property, plant and equipment                           $ 28,182,905        $ 27,028,350
                                                                      ============        ============

Note 5    ACCRUED EXPENSES

          Accrued expenses consist of the following:     JUNE 30,           DEC 31,
                                                           1997              1996
                                                        ----------        ----------
          Accrued legal                                 $  833,859        $1,136,516
          Accrued compensation for NuPar (Note 10)                           100,000
          Accrued environmental costs                      598,717           598,717
          Accrued taxes                                  1,041,971           417,165
          Other                                            304,468           308,963
                                                        ----------        ----------

          Total                                         $2,779,015        $2,561,361
                                                        ==========        ==========

Note 6    NOTES PAYABLE

          Notes payable consist of the following:                         JUNE 30,            DEC 31,
                                                                           1997                1996
                                                                        ----------          ----------
          Line of credit with a bank, interest is due monthly
            at the bank's prime rate (8.5% at June 30, 1997)            $3,150,000          $4,450,000
          Bridge note payable to a bank, interest is due monthly
            at bank's prime rate plus 1/2%, due May 1997                         0           1,000,000
                                                                        ----------          ----------
                                                                        $3,150,000          $5,450,000
                                                                        ==========          ==========

          The Company has a line of credit with a bank which was renegotiated in May 1997. Maximum borrowings were increased from $4,500,000 to $6,000,000, and the line of credit now expires in May 1998. The line of credit is now secured by all of the Company's assets. Remaining availability under this line of credit at June 30, 1997 was $2,850,000.

          The bridge note payable from a bank represents amounts advanced to the Company for the purchase of land in Florida. The bridge note payable was paid in full in May 1997 with the proceeds from a $7,000,000 term note (see Note 7).

Note 7    LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following:                     JUNE 30,           DEC 31,
                                                                               1997               1996
                                                                            -----------        -----------
          Term note payable to a bank, monthly principal
            payments of $167,000 plus interest at the bank's
            prime rate plus 1/4% (effective rate of 8.75% at
            June 30, 1997) through November 2000, and
            secured by the Company's assets                                 $ 6,833,000
          Term note payable to a bank, monthly principal
            payments of $200,000 plus interest at the bank's
            prime rate plus 1/2% (effective rate of 8.75% at
            December 31, 1996) through November 1997.
            Paid in full in May 1997.                                                          $ 2,600,000



          Mortgage payable to a bank, interest at 9.25%,
            payable in monthly installments of $52,000 through
            May 1998 and secured by underlying property.  Paid
            in full in May 1997.                                                                   796,908
          Mortgage payable to a bank, interest at the bank's
            prime rate plus 2% (effective rate of 10.25% at
            December 31, 1996), annual principal payments
            of $50,000 plus interest due quarterly, through
            September 2004.  Secured by underlying property.                    400,000            400,000
          Capital lease obligations through December 2002;
            monthly installments of $62,771 including interest
            at rates between 7.5% and 8.75%, collateralized
            by the related machinery and equipment                            5,548,430          5,967,897
          Capital lease obligation through March 1999;
            monthly installments of $15,987 including interest
            at 8.5%                                                             310,930
          Vehicle financing                                                     199,636            231,365
          Other                                                                 183,327            193,738
                                                                            -----------        -----------
                    Total                                                    13,475,323         10,189,908
          Less current portion                                               (3,103,575)        (3,868,733)
                                                                            -----------        -----------

          Long-term portion                                                 $10,371,748        $ 6,321,175
                                                                            ===========        ===========

          On May 28, 1997, the Company executed a $7,000,000 term note which requires monthly principal payments of $167,000 plus interest. The proceeds from this term note were used to pay the remaining balance due on the term note obtained in April 1995 which called for payments of $200,000 plus interest on a monthly basis. The proceeds were also used to pay the remaining balance due on a mortgage payable, which required monthly installments of $52,000 through May 1998. The $7,000,000 term note proceeds were also used to pay a $1,000,000 bridge note payable (see Note 6).

Note 8    INCOME TAXES

          The provision for income taxes reflects the Company's expected estimated effective tax rate of approximately 34 percent.


Note 9    EARNINGS PER SHARE

          The computation of earnings per share is based on the weighted average number of shares of common stock outstanding during the six-month period ended June 30, 1997.

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

Note 10   LITIGATION

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

          The Company has been served with various lawsuits pertaining to a class action suit arising from the production of bedliners. The suits allege that the bedliners insulate a gas can when filled which may cause a static charge that could result in a fire. The Company has formed a coalition with other bedliner manufacturers to defend this class action suit. Though the Company did not produce bedliners at the time of the alleged incidents, the Company has elected to participate in the class action suit.

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

Note 11   ENVIRONMENTAL REMEDIATION

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

Note 12   SUBSEQUENT EVENTS

          On July 2, 1997, the Company's Board of Directors terminated the preliminary agreement to acquire the new and used care dealerships owned by Patsy Lou Williamson, a director and the Chairwoman of the Board of the Company, as well as a major shareholder. The Company had entered into the preliminary agreement on March 20, 1997 and made a public announcement of the preliminary agreement on March 26, 1997. At this time, the Company has no intention to acquire any automobile dealerships.

          On July 3, 1997, the Company paid the remaining balance due of its 1996 federal income taxes.

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

3.1       Articles of Incorporation of the Company, as amended.
          Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2 Bylaws, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

11.1      Computation of Per Share Earnings

27.1      Financial Data Schedule