Form 10-Q
period 1997-09-30
COLONELS INTERNATIONAL INC
filed 1997-11-14
CIK 771249

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
            For the quarterly period ended September 30, 1997

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

                    Yes ___X___             No ______


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 13, 1997: 24,177,805

=============================================================================

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

          The financial statements required under Item 1 or Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.


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

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, five distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, the Bahamas and the District of Columbia.

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

     In September 1997, CTA opened another Truckware outlet store in Charlotte, North Carolina. This facility will warehouse and sell bedliners and other truck accessory products. Additionally, CTA purchased for $250,000 and certain other consideration secured interests in the assets of Horizon Coach, Inc., a manufacturing company located in Riverside, California. This facility manufactures custom pick-up truck caps, sport tops and tonneau covers. CTA operates this facility under the name "The Colonel's Truck Accessories, Inc.," and uses it to supply products to CTA's truck accessory outlet stores.

BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. BIR schedules racing and other events held at the racetrack during weekends in the months of May through September of each year.

COMBINED OPERATIONS

     The Colonel's Milan bumper manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. There is sufficient room to expand the physical plant. The Colonel's manufactures aftermarket bumper facias at the Milan facility. This facility is leased from a company owned by Donald and Patsy Williamson.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets increased from $13,638,000 at December 31, 1996 to $15,147,000 at September 30, 1997. Consolidated current liabilities decreased from $16,660,000 at December 31, 1996 to $11,777,000 at the end of the third quarter of 1997.

     Cash increased from $321,000 at December 31, 1996 to $853,000 at September 30, 1997, primarily due to an increased cash balance at BIR following the completion of BIR's summer season of drag racing events.

     The accounts receivable balance at September 30, 1997 is comparable to the balance at December 31, 1996. Although accounts receivable decreased at The Colonel's from December 31, 1996 to September 30, 1997, a corresponding increase in accounts receivable was experienced at CTA due to increased sales and fewer customers taking early-pay discounts.

     A note receivable from the majority shareholder established during the third quarter of 1997 for $1,060,000. In the Company's Report on Form 10-Q for the quarter ended June 30, 1997, $870,000 of this amount was classified as prepaid rent but was subsequently reclassified as a note receivable.
The note receivable bears interest at 10.5 percent annually.

    The inventory balance at September 30, 1997 is comparable to the balance at December 31, 1996. Inventory levels historically increase during the third quarter and remain level through year-end due to anticipated winter sales.

     Prepaid expenses decreased from December 31, 1996 to September 30, 1997 due to the amortization of prepaid insurance.

     Property, plant and equipment increased by $1,500,000 from December 31, 1996 to September 30, 1997. During the third quarter, The Colonel's added $722,000 in assets, including $370,000 for tooling. CTA added approximately $475,000 in assets, including $145,000 for tooling and $280,000 in assets relating to Horizon Coach, Inc., in Riverside, California. Horizon Coach, Inc. is a manufacturer of custom pick-up truck caps, sport tops and tonneau covers. BIR added $139,000 to property, plant and equipment, consisting of improvements to the racetrack and surrounding buildings. Depreciation expense was approximately $900,000 for the three months ended September 30, 1997.

     Deposits decreased from $1,157,000 at December 31, 1996 to $246,000 at September 30, 1997. The $911,000 decrease relates to the completion of various tools for The Colonel's and CTA that were put in service and transferred to property, plant and equipment. During the three months ended September 30, 1997, approximately $515,000 of completed tooling was transferred from deposits to property, plant and equipment.

     As a result of the Merger on December 31, 1995, the acquisition value of BIR exceeded the value of the assets by $425,000. The associated amortization expense for the twelve-month period ending December 31, 1997 will be $60,000. The decrease in goodwill from December 31, 1996 to September 30, 1997 relates to the quarterly amortization of goodwill.

     Accounts payable decreased from $3,533,000 at December 31, 1996 to $1,082,000 at September 30, 1997. The $2,451,000 decrease is a result of management's decision to borrow on the line of credit in order to make payments on accounts payable and take advantage or early pay discounts.

     Income taxes payable decreased from $1,195,000 at December 31, 1996 to $774,000 at September 30, 1997. The balance at December 31, 1996 represents income taxes due for the entire 1996 fiscal year. In July 1997, the Company paid these federal and state income taxes. The balance at September 30, 1997 represents estimated income taxes for the third quarter of 1997.

OUTSTANDING DEBT

     On May 28, 1997, the Company's primary lending institution granted it additional financing. The Company entered into a $7,000,000 term note which requires monthly payments of $167,000 plus interest at prime plus .25 percent. The term note has a maturity date of November 1, 2000. The loan is secured by all of the Company's assets and had a balance of $6,332,000 at September 30, 1997.

     Proceeds from the $7,000,000 term note were used to pay the $2,200,000 balance due of a $6,000,000 facility obtained in April 1995, which called for payments of $200,000 in principal plus interest on a monthly basis, and to pay the $657,000 balance due on The Colonel's mortgage on its former Owosso facility, as well as the $1,000,000 note payable obtained in November 1996.

     The Company's line of credit was also renegotiated in the May 28, 1997 agreement. The Company's $4,500,000 line of credit was increased to $6,000,000 and now expires in May 1998. The line of credit is secured by all of the Company's assets. Interest is paid at prime on a monthly basis. The outstanding balance on the line of credit was $4,650,000 at September 30, 1997.

     BIR has a $300,000 line of credit which is secured by all of its assets; however, there was no outstanding balance on this line of credit at September 30, 1997.

     BIR has a mortgage with a balance of $350,000 at September 30, 1997, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single $50,000 principal payment in the third quarter of each year through 2004.

     In 1996, The Colonel's acquired three capital leases to finance equipment for CTA. The Colonel's leased $6,435,000 worth of that equipment under a six-year agreement with monthly payments of approximately $100,000. Each lease includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery. At September 30, 1997, the balance due on these three capital leases was $5,357,000.

     During 1997, the Company also entered into a 24-month lease extension on the semi-tractor trailers that it was already leasing from its lending institution. Pursuant to the extension agreement, the Company continues to lease the vehicles for an aggregate monthly payment of $15,987. Under the extension agreement, the Company has an option to buy the trailers for $1.00 upon completion of the extended term. The balance on this capital lease was $269,000 at September 30, 1997.

RESULTS OF OPERATIONS

     Revenues for the Company were $12,987,000 for the quarter ending September 30, 1997, compared to $11,211,000 for the same period in 1996. The increase in 1997 was primarily due to sales by CTA. CTA had limited bedliner sales during the third quarter of 1996 as the division was not at full production levels at that time. Additionally, CTA's 1997 sales figure includes sales generated by Truckware, the truck accessories retail store in California. CTA did not acquire this store until March 1997.

     Cost of sales decreased from 74 percent of sales for the three months ended June 30, 1996, to 65 percent for the same three months in 1997. This decrease is primarily due to the elimination of a second production shift at The Colonel's during 1997, and increased efficiencies at CTA.

     Selling, general and administrative expenses as a percentage of sales for the third quarter of 1997 decreased over the same period of 1996 by one percent. The three-month comparison shows a decrease from 15 to 14 percent.

     Interest expense increased by $85,000 for the three months ending September 30, 1997, over the same period of 1996. The increase is the result of a higher average outstanding balance under the new term note added in May, 1997 which replaced the previous term note.

     To date, the Company has provided $1,877,000 in estimated federal income taxes for fiscal year 1997, which reflects the Company's expected effective tax rate of 36 percent.


                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

       The disclosures required under Item 1 of Part II are set forth in
Note 10 to the financial statements contained in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.

ITEM 5.   OTHER INFORMATION.

       On October 10, 1997, the Company's Board of Directors passed a resolution to repurchase 20,817,080 shares of Common Stock from the Company's majority shareholders, Donald and Patsy Williamson. Consummation of this transaction is subject to the consent of the Company's lenders.
The $5,000,000 purchase price will be paid in 1998. When consummated, the transaction will reduce the number of outstanding shares of Common Stock from 24,177,805 to 3,360,725 and reduce the percentage of outstanding Common Stock owned by Donald and Patsy Williamson from approximately
97% to approximately 82%.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER
_________

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

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

11.1      Computation of Per Share Earnings

27.1      Financial Data Schedule


          (b) REPORTS ON FORM 8-K. On July 2, 1997, the Company filed a Report on Form 8-K relating to the termination of the Company's preliminary agreement to acquire the Patsy Lou Williamson Group of automobile dealerships.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.



Dated: November 14, 1997      By: /S/ RICHARD S. SCHOENFELDT
                              Richard S. Schoenfeldt
                              Vice President-Finance and Chief Financial
                              Officer
                              (Duly Authorized Officer and Principal
                                Financial Officer of the Registrant)

                                APPENDIX A

                                 THE COLONEL'S INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS

                                                             September 30,                 December 31,
                                                                  1997                         1996
                                                              (UNAUDITED)                   (AUDITED)
                                                             -------------                 ------------
ASSETS

CURRENT ASSETS:
  Cash                                                          $   853,347               $   321,486
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $600,000 and $575,000
      at September 30, 1997 and December 31, 1996,
      respectively)                                               3,607,095                 3,605,281
Note receivable from majority shareholder (Note 2)                1,060,000
Inventories (Note 3)                                              8,338,080                 8,347,663
Prepaid expense                                                      19,300                   226,670
Deferred taxes - current                                          1,092,000                 1,045,000
Current portion of deferred compensation                            154,000                    52,000
Other                                                                22,838                    40,000
                                                                -----------               -----------
               Total current assets                              15,146,660                13,638,100

PROPERTY, PLANT, & EQUIPMENT - Net (Note 4)                      28,592,654                27,028,350

OTHER ASSETS:
  Long-term portion of deferred compensation                        357,382                   236,787
  Deposits                                                          246,287                 1,156,868
  Goodwill                                                          320,897                   366,497
  Other                                                             183,693                   183,693
                                                                -----------               -----------
               Total other assets                                 1,108,259                 1,943,845

TOTAL ASSETS                                                    $44,847,573               $42,610,295
                                                                ===========               ===========

                                                             September 30,                 December 31,
                                                                  1997                         1996
                                                              (UNAUDITED)                   (AUDITED)
                                                             -------------                 ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable (Note 6)                                        $ 4,650,000               $ 5,450,000
  Current portion of long-term obligations                        3,118,734                 3,868,733
  Accounts payable - trade                                        1,081,997                 3,532,752
  Accrued expenses (Note 5)                                       1,998,206                 2,561,361
  Current portion of deferred compensation                          154,000                    52,000
  Income taxes payable                                              774,288                 1,195,000
                                                                -----------                ----------
               Total current liabilities                         11,777,225                16,659,846

LONG-TERM OBLIGATIONS, NET OF
   CURRENT PORTION (Note 7)                                       9,542,361                 6,321,175

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                     357,382                   236,787

DEFERRED TAXES -  LONG-TERM                                       4,312,000                 3,949,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,177,805 shares issued
      and outstanding                                               241,778                   241,778
  Additional paid-in-capital                                      5,621,284                 5,606,239
  Retained earnings                                              12,995,543                 9,595,470
                                                                -----------               -----------
          Total shareholders' equity                             18,858,605                15,443,487
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                        $44,847,573               $42,610,295
                                                                ===========               ===========

                                 THE COLONEL'S INTERNATIONAL, INC.
                                 CONSOLIDATED STATEMENTS OF INCOME


                                                 Nine Months Ending                       Three Months Ending
                                                    SEPTEMBER 30                              SEPTEMBER 30
                                         ---------------------------------         ---------------------------------
                                               1997                1996                 1997                1996
                                           (UNAUDITED)         (UNAUDITED)          (UNAUDITED)          (UNAUDITED)
                                           -----------         -----------          -----------          -----------
SALES                                     $ 35,043,522        $ 29,654,986         $ 12,986,633         $ 11,210,682

COST OF SALES                               24,407,361          21,719,135            8,429,590            8,326,616
                                          ------------        ------------         ------------         ------------
GROSS PROFIT                                10,636,161           7,935,851            4,557,043            2,884,066

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                    4,728,331           4,207,152            1,754,079            1,670,519
                                          ------------        ------------         ------------         ------------
INCOME FROM  OPERATIONS                      5,907,830           3,728,699            2,802,964            1,213,547

OTHER INCOME (EXPENSE):
Interest expense                              (960,110)           (775,532)            (331,636)            (246,643)
Interest income                                107,549              54,615               55,816               10,985
Rental income                                   45,000              45,000               15,000               20,000
Other                                          176,390              76,047              152,521               18,061
                                          ------------        ------------         ------------         ------------
       Other income (expense), net            (631,171)           (599,870)            (108,299)            (197,597)

NET INCOME BEFORE TAXES                   $  5,276,659        $  3,128,829         $  2,694,665         $  1,015,950

PROVISION FOR INCOME
       TAXES (Note 8)                        1,876,586           1,189,000            1,005,586              708,000

NET INCOME                                $  3,400,073        $  1,939,829         $  1,689,079         $    307,950
                                          ============        ============         ============         ============

EARNINGS PER SHARE (Note 9)               $       0.14        $       0.08         $       0.07         $       0.01
                                          ============        ============         ============         ============
WEIGHTED AVERAGE SHARES
OUTSTANDING                                 24,177,805          24,177,830           24,177,805           24,177,830

                                 THE COLONEL'S INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                Nine Months Ending
                                                                                   SEPTEMBER 30
                                                                        -----------------------------------
                                                                             1997                  1996
                                                                         (UNAUDITED)            (UNAUDITED)
                                                                         -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 3,400,073             $ 1,939,829
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                             2,813,019               2,985,532
Deferred tax provision                                                      316,000                 198,000
(Gain) loss on sale of property                                             (17,407)                  5,255

Changes in assets & liabilities that provided (used) cash:
Accounts receivable                                                          (1,814)                  9,714
Inventories                                                                   9,583                (795,651)
Prepaid expenses                                                            207,370                 120,188
Other current assets                                                         17,162
Accounts payable                                                         (2,450,755)             (1,404,154)
Accrued expenses                                                           (563,155)               (336,080)
Income taxes payable                                                       (420,712)

       Net cash provided by operating activities                          3,309,364               2,722,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant & equipment                             (1,762,731)             (1,244,617)
Proceeds from sale of property, plant & equipment                            21,500                  19,500
Net change in deposits                                                   (1,310,799)             (1,062,180)
Payments received on notes receivable- related party                                                490,000
Additions to notes receivable - related party                            (1,060,000)                   (770)
Payments received on notes receivable - other                                                       303,170

       Net cash (used in) investing activities                           (4,112,030)             (1,494,897)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                              (800,000)                320,000
Proceeds from long-term obligations                                       7,000,000                  75,000
Principal payments on long-term debt                                     (4,187,534)             (1,618,932)
Principal payments on obligations under capital leases                     (692,984)               (352,995)
Cash contribution from related party                                         15,045

       Net cash provided by (used in) financing activities                1,334,527              (1,576,927)


NET INCREASE (DECREASE) IN CASH                                         $   531,861             $  (349,191)
                                                                        ===========             ===========
CASH, BEGINNING OF PERIOD                                                   321,486                 634,290
                                                                        -----------             -----------
CASH, END OF PERIOD                                                     $   853,347             $   285,099
                                                                        ===========             ===========
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:

Transfer of deposits to property, plant and equipment
       relating to property placed in service                           $ 2,221,380             $ 2,411,838
                                                                        ===========             ===========
Property additions from the issuance of capital leases                  $   351,705             $ 2,404,358
                                                                        ===========             ===========
Increase in deposits from noncash financing                                                     $ 1,395,511
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

           The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results expected for the full year.


Note 2     NOTES RECEIVABLE

           During the third quarter of 1997, a note receivable from the majority shareholder was established. The note bears interest at
           10.5 percent.


Note 3     INVENTORIES

           Inventories are summarized as follows:            September 30,          December 31,
                                                                 1997                  1996
                                                             -------------          ------------
           Finished products                                 $ 6,682,135            $ 7,213,704
           Raw materials                                       1,655,945              1,133,959
                                                             -----------            -----------
           Total inventories                                 $ 8,338,080            $ 8,347,663
                                                             ===========            ===========


Note 4     PROPERTY, PLANT AND EQUIPMENT

           Property, plant and equipment is summarized by major classification as follows:

                                                                       September 30,                     December 31,
                                                                           1997                              1996
                                                                       -------------                     ------------
           Land and improvements                                       $  3,619,717                      $  3,619,717
           Track                                                          1,533,760                         1,533,760
           Buildings                                                        793,990                           793,990
           Leasehold improvements                                         1,558,024                           707,076
           Bleachers & fencing                                              731,886                           731,886
           Equipment                                                     14,547,596                        14,316,710
           Transportation equipment                                       1,345,972                         1,000,690
           Furniture & fixtures                                             678,814                           611,510
           Tooling                                                       25,679,181                        23,229,532
           Construction in progress                                         281,548
                                                                       ------------                      ------------
                  Total                                                  50,770,488                        46,544,871

                  Less accumulated depreciation                         (22,177,834)                      (19,516,521)
                                                                       ------------                      ------------
           Net property, plant and equipment                           $ 28,592,654                      $ 27,028,350
                                                                       ============                      ============

Note 5     ACCRUED EXPENSES

           Accrued expenses consist of the following:                  September 30,                     December 31,
                                                                           1997                              1996
                                                                       -------------                     ------------
           Accrued legal                                               $    761,221                      $  1,136,516
           Accrued compensation for NuPar (Note 10)                                                           100,000
           Accrued environmental costs                                      598,717                           598,717
           Accrued taxes                                                    496,561                           417,165
           Other                                                            141,707                           308,963
                                                                       ------------                      ------------

           Total                                                       $  1,998,206                      $  2,561,361
                                                                       ============                      ============

Note 6     NOTES PAYABLE

           Notes payable consist of the following:                     September 30,                     December 31,
                                                                          1997                               1996
                                                                       -------------                     ------------
           Line of credit with a bank, interest is due monthly
            at the bank's prime rate (8.5% at Sept. 30, 1997)          $  4,650,000                      $ 4,450,000

           Bridge note payable to a bank, interest is due monthly
            at bank's prime rate plus 1/2%, due May 1997                          0                        1,000,000
                                                                       ------------                      -----------
                                                                       $  4,650,000                      $ 5,450,000
                                                                       ============                      ===========

          The Company has a line of credit with a bank which was renegotiated in May 1997. Maximum borrowings were increased from $4,500,000 to $6,000,000, and the line of credit expires in May 1998. The line of credit is secured by all of the Company's assets.
          Remaining availability under this line of credit at September 30, 1997 was $1,350,000.

          The bridge note payable from a bank represents amounts advanced to the Company for the purchase of land in Florida. The bridge note payable was paid in full in May 1997 with the proceeds from a $7,000,000 term note (see Note 7).

Note 7    LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following:              September 30,                     December 31,
                                                                           1997                              1996
                                                                       -------------                     ------------
          Term note payable to a bank, monthly principal
            payments of $167,000 plus interest at the bank's
            prime rate plus 1/4% (effective rate of 8.75% at
            September 30, 1997) through November 2000,
            and secured by the Company's assets                        $  6,332,000
          Term note payable to a bank, monthly principal
            payments of $200,000 plus interest at the bank's
            prime rate plus 1/2% (effective rate of 8.75% at
            December 31, 1996) through November 1997.
            Paid in full in May 1997.                                                                    $  2,600,000
          Mortgage payable to a bank, interest at 9.25%,
            payable in monthly installments of $52,000 through
            May 1998 and secured by underlying property.  Paid
            in full in May 1997.                                                                              796,908

          Mortgage payable to a bank, interest at the bank's
            prime rate plus 2% (effective rate of 10.5% at
            September 30, 1997), annual principal payments
            of $50,000 plus interest due quarterly, through
            September 2004.  Secured by underlying property.                350,000                           400,000
          Capital lease obligations through December 2002;
            monthly installments of $62,771 including interest
            at rates between 7.5% and 8.75%, collateralized
            by the related machinery and equipment                        5,357,334                         5,967,897
          Capital lease obligation through March 1999;
            monthly installments of $15,987 including interest
            at 8.5%                                                         269,283
          Vehicle financing                                                 174,535                           231,365
          Other                                                             177,943                           193,738
                                                                       ------------                      ------------
                    Total                                                12,661,095                        10,189,908

          Less current portion                                           (3,118,734)                       (3,868,733)
                                                                       ------------                      ------------
          Long-term portion                                            $  9,542,361                      $  6,321,175
                                                                       ============                      ============

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

Note 8    INCOME TAXES

          The provision for income taxes at September 30, 1997 reflects the Company's expected estimated effective tax rate of approximately 36 percent.

Note 9    EARNINGS PER SHARE

          The computation of earnings per share is based on the weighted average number of shares of common stock outstanding during the nine-month period ended September 30, 1997.

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

          The Company has been served with various lawsuits pertaining to a class action suit arising from the production of bedliners. The suits allege that the bedliners insulate a gas can when filled which may cause a static charge that could result in a fire. The Company has formed a coalition with other bedliner manufacturers to defend this class action suit. Though the Company did not produce bedliners at the time of the alleged incidents, the Company has elected to participate in the class action suit. As of September 30, 1997, the coalition was in settlement negotiations with the plaintiffs in this case.

          The Company recently settled a lawsuit by a competitor pertaining to a possible infringement of their patent associated with their bedliner and the Company's counterclaim alleging the same competitor is infringing on the Company's bedliner patent. The suit was settled in November 1997 for cash and the parties' agreement to enter into a cross-licensing arrangement.

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

Note 11   ENVIRONMENTAL REMEDIATION

          The Company is responsible for the remediation of hazardous materials and ground contamination located at its former manufacturing facility in Owosso, Michigan that was destroyed by fire in June of 1993. In August 1993, the Michigan Department of Natural Resources required that the Company perform a complete hydrogeological study of the site to determine the extent of the contamination. The Company engaged environmental consultants in the summer of 1997 to determine the extent of the hazardous materials located at this site, if any, and the cost of any remediation. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

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

Note 12   SUBSEQUENT EVENTS

          On October 10, 1997, the Board of Directors approved the repurchase of 20,817,080 shares of Common Stock from the Company's majority shareholders, Donald and Patsy Williamson. The $5,000,000 purchase price will be paid in 1998, and a liability for this amount will be established. When consummated, the transaction will reduce the number of outstanding shares of Common Stock from 24,177,805 to 3,360,725 and reduce the percentage of outstanding Common Stock owned by the Williamsons from approximately 97 percent to approximately 82 percent.

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