Form 10-K405
period 1997-12-31
COLONELS INTERNATIONAL INC
filed 1998-04-14
CIK 771249

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

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1997

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
     For the transition period from _______________ to _______________

                     Commission File Number: 2-98277C

                     THE COLONEL'S INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

               MICHIGAN                              38-3262264
   (State or other jurisdiction of                (I.R.S. employer
    incorporation or organization)               identification no.)

 620 SOUTH PLATT ROAD, MILAN, MICHIGAN                 48160
(Address of principal executive offices)            (Zip code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (734) 439-4200

        Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                    ON WHICH REGISTERED
     Common Stock, $0.01 par value              Nasdaq SmallCap Market

Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes __X__    No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __X__

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of April 6, 1998: 24,177,805

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on April 6, 1998: $5,534,659.

===========================================================================

                                  PART I

ITEM 1.   BUSINESS

THE COLONEL'S INTERNATIONAL, INC.

     The Colonel's International, Inc. (the "Company") is a publicly held holding company. The Company has three wholly owned subsidiaries: The Colonel's, Inc. ("The Colonel's"), Brainerd International Raceway, Inc. ("BIR") and The Colonel's Truck Accessories, Inc. ("CTA"). In March 1998, the Company formed a fourth subsidiary, The Colonel's Rugged Liner, Inc., a Pennsylvania corporation, in connection with a currently pending acquisition. This subsidiary is inactive as of the date of this Annual Report on Form 10-K.

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

     The truck accessory division of The Colonel's was incorporated under Michigan law as The Colonel's Truck Accessories, Inc. Effective January 1, 1997, The Colonel's transferred its truck bedliner operations to CTA.

     The Company operates in three industry segments: manufacture of automotive bumpers and other miscellaneous reinforcement beams and brackets, manufacture of bedliners and sale of these bedliners and other truck accessories at retail stores throughout the country, and operation of a multi-purpose motor sports facility. See Note 16 to Consolidated Financial Statements included in Appendix A.

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

     The Colonel's distributes its products through warehouses operated by it or its affiliates located in Michigan, Texas, Arizona, New Jersey and Arkansas. The Colonel's sells its products through a network of independent distributors located in all fifty states, the District of Columbia, Puerto Rico, Canada, Mexico and the Bahamas.

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

     The table set forth below shows The Colonel's sales from 1993 through 1997, divided between products which are manufactured by The Colonel's and products which are purchased by The Colonel's from other manufacturers and marketed by The Colonel's:

                                  1997    1996    1995    1994    1993
                                  ----    ----    ----    ----    ----
     Manufactured Products         88%     89%     88%     89%     90%
     Purchased Products            12%     11%     12%     11%     10%

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

     A majority of the specified parts manufactured by The Colonel's are produced to meet the design standards and engineering tolerances of the Certified Auto Parts Association ("CAPA"), a national standard setting organization. A sticker acknowledging compliance with these standards and tolerances is affixed to each certified part manufactured by The Colonel's. CAPA is an independent association that publishes specifications for high quality aftermarket automobile body parts and certifies specific products as equivalent to factory built service and replacement body parts. CAPA only certifies parts for domestic automobile models. Approximately 68% of the automotive qualified bumpers manufactured by The Colonel's are examined and tested by CAPA and are certified as equivalent or superior to comparable OEM replacement parts in terms of fit, form, function and material grade. The Colonel's certified products are listed in the nationally distributed CAPA Directory of Certified Competitive Auto Parts, and the CAPA certification of The Colonel's bumpers is generally relied upon throughout the automobile aftermarket industry and the automobile insurance industry as an assurance of quality and dependability.

     As of December 31, 1997, The Colonel's manufactured and distributed molded plastic replacement components for a total of 418 automotive applications and purchased and distributed replacement components for approximately 1,863 automotive applications. The Colonel's anticipates continuing to manufacture and distribute replacement components for an equal or greater number of applications in future operations. The Colonel's plan is to manufacture additional types of plastic automotive replacement components, including OEM bumper recycling. The Colonel's believes that there are numerous additional automobile applications for its manufacturing process including doors, hoods, fenders and other body or interior components and believes that plastic components will continue to be utilized in an increased number of applications by automobile OEMs.
Only new tooling for the injection presses and certification of new products need be obtained to add additional applications to existing lines. Additionally, The Colonel's existing manufacturing facilities have the capacity to produce an increased volume of products through the addition of work shifts.

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

     MANUFACTURING - MILAN

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

     The Colonel's primarily uses custom molding machines manufactured by Cincinnati Milacron, which management believes are generally recognized as state-of-the-art for the industry. The tooling is primarily made of zinc alloy or steel and are built to The Colonel's specifications. The Colonel's presently maintains over 305 specially designed tools, enabling production of approximately 418 different automotive applications.

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

     DISTRIBUTION AND SALES

     The Colonel's products are distributed nationally from its manufacturing facility and from affiliated warehouse facilities. The Colonel's manufacturing facility is located at 620 South Platt Road, Milan, Michigan. Products are shipped by The Colonel's directly from its manufacturing facility to customers or to distribution warehouses operated by The Colonel's or its distributors. The Colonel's believes that its success has been achieved in part because of an emphasis on rapid delivery of customer orders. To accomplish this, it maintains large inventories of the products it manufactures. In most cases customer orders are shipped within 48 hours.

     The Colonel's sales personnel have responsibility for sales and distribution of its products, promotion and advertising. The sales staff is located at the main headquarters in Milan, Michigan.

     The Colonel's also operates a warehouse distribution facility at 401 West Crosstimbers, Houston, Texas. The distribution facility is approximately 25,410 square feet in size, has four full-time employees and is leased by The Colonel's pursuant to a lease agreement having a term through July 1998.

     The Colonel's operates a second warehouse distribution facility at 2928 Irving Blvd., Dallas, Texas. This distribution facility is approximately 25,000 square feet in size, has five full-time employees and is leased by The Colonel's pursuant to a lease agreement having a term through September 1998.

     The Colonel's operates a third warehouse distribution facility at 5010 West Pasadena Ave., Glendale, Arizona. This distribution facility is approximately 52,360 square feet in size, has four full-time employees and is leased by The Colonel's pursuant to a lease agreement having a term through January 2000.

     The Colonel's fourth warehouse distribution facility is at 40 Vreeland Ave., Totowa, New Jersey. This facility is approximately 23,000 square feet and is leased through March 1999. The facility employs five full-time employees.

     The Colonel's operates a fifth warehouse distribution facility at 110 East Jefferson Street, West Memphis, Arkansas. This facility is approximately 65,000 square feet and is owned by the Company. In addition to acting as a warehouse and distribution facility, this facility also manufacturers recycled bumpers. The bumpers are sold through all of The Colonel's distribution warehouses and to many of the same customers as The Colonel's. Stock is transferred among warehouses at cost.

     The Colonel's maintains a fleet of 17 trucks for the transportation and distribution of its products. The Colonel's trucks are maintained pursuant to capital and operating equipment leases and are operated by 14 full-time drivers employed by The Colonel's. Approximately 60% of The Colonel's products are delivered by The Colonel's trucks. The balance of The Colonel's products are shipped by common carrier FOB to customer locations at the customer's expense. The means of delivery utilized by The Colonel's, in combination with fairly flexible manufacturing processes, allows orders to be filled on a faster basis than by OEM competitors. Plastic replacement parts that are purchased internationally for domestic resale are generally transported to distribution warehouse facilities at The Colonel's expense.

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

     The Colonel's participates in industry and automotive trade shows each year, including Automobile Body Parts Association ("ABPA"), Bumper Recyclers Association of North America ("BRANA") and National Automotive Congress Expo ("NACE"), at which The Colonel's promotes its lines of plastic bumpers, facias, support beams and brackets. The Colonel's products have been reviewed in national industry publications such as COLLISION PARTS JOURNAL, BODY LANGUAGE and VOICE OF THE AUTOMOTIVE BODY PARTS ASSOCIATION and approximately 68% of The Colonel's manufactured qualified facias are listed in the CAPA Directory of Aftermarket Body Parts. The Colonel's also promotes its products through advertisements in specialized trade and consumer magazines, through distribution of various professionally prepared product catalogs and brochures and through publication of a quarterly newsletter distributed to customers. In addition, The Colonel's sponsors an annual conference with its major customers and suppliers in order to strengthen customer and supplier relations and facilitate feedback with respect to product performance, emerging technology and current market demands.

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

     PROPERTIES

     In November 1993, The Colonel's relocated its principal operations and headquarters to Milan, Michigan and began leasing a 350,000 square foot facility from a company owned by certain shareholders of The Colonel's.
The address of the Milan facility is 620 South Platt Road, Milan, Michigan 48160. All of The Colonel's bumper and auto collision parts manufacturing is conducted at the Milan facility. The Colonel's believes the Milan manufacturing facility is suitable for its requirements and has adequate capacity to accommodate foreseeable production demands. In addition to The Colonel's single manufacturing facility located in Milan, a description of all other sales and distribution facilities used by The Colonel's is contained above under the heading "Distribution and Sales."

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

     FOREIGN INDUSTRIAL DESIGN PROTECTION LAWS

     The Colonel's presently distributes and sells its products in Canada and Mexico. Such sales represented 4.1% of total sales in 1997. Canadian law extends protection for a period of up to ten years to registered industrial designs having novelty in appearance as opposed to novelty of mechanical construction, physical composition or method of operation. Mexican law extends protection for a period of up to seven years to registered designs under ornamentality and novelty standards similar to Canadian law. The Colonel's management believes that most bumper and facia designs lack the requisite degree of novelty to qualify for design registration in Canada or Mexico. The Colonel's has not been the subject of or threatened with any design right claims under Canadian or Mexican law; however, there can be no assurance that The Colonel's will not be the subject of future design rights claims under Canadian or Mexican law or that Canada or Mexico will not amend existing laws or enact more restrictive protections for industrial design rights that could adversely affect sales of The Colonel's products in those countries.

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

     EMPLOYEES

     As of December 31, 1997, The Colonel's had approximately 157 full-time employees (including leased employees as described below), of which 10 were salaried managerial and administrative employees and approximately 147 were hourly employees. Of the total number of employees, 129 were in manufacturing, and the balance was in sales, marketing, administrative and executive positions. The Colonel's considers its employee relations to be satisfactory.

     Approximately 147 of the hourly workers at the Milan facility are leased from Simplified Employment Services ("SES"), an employment brokerage service. SES provides paychecks and benefits to these employees and also pays the workers' compensation insurance and payroll taxes relating to these employees. The Colonel's pays a service fee to SES in accordance with the contract between SES and The Colonel's.

     ENVIRONMENTAL REMEDIATION

     As part of the lease agreement with a related party for the Milan, Michigan facility (described under "Properties" above), The Colonel's is also responsible for up to $2,000,000 of the costs of remediation of hazardous material, if any, that existed at this site prior to The Colonel's entering into the lease in June 1993. However to date, the Company has not spent any monies and does not have any knowledge of any hazard areas that would require clean up. The Colonel's has accrued reserves for cleanup costs based on the above lease obligation. The cost of any remediation that may be required at the Milan facility is not expected to have a material adverse impact on the financial position of The Colonel's.

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

     As a result of this analysis, the Company formed CTA and launched the first of what it expects will be several accessory products to be manufactured and distributed by CTA. This first product line is a truck bedliner. CTA has also started manufacturing shells and tonneau covers.

     Truck bedliners are plastic inserts that are placed into the rear beds of pickup trucks. Owners purchase these inserts to protect the paint and structural integrity of their truck beds. Many manufacturer/distributors of this product are already in the marketplace. Products range in quality from very poor to excellent. Poor liners have bad fit and finish, may require special drilling into the vehicle to support mounting attachments and are of thinner gauge plastic. Excellent products do not have these deficiencies. Other differentiating features of better products include side wall reinforcements, drainage channels and other features. In the Company's opinion, CTA makes a highly competitive product.

     Shells are caps, made of fiberglass, that enclose the pickup truck bed. Shells are usually as high as the cab. Tonneau covers are flat fiberglass covers that cover the truck bed box at the rail level. Both the shells and tonneau covers are generally custom painted to match the color of the vehicle. Because these products are usually special ordered, the products are sold before they are manufactured.

     Once the decision to enter this market was made, CTA required only 13 months to bring the manufacturing plant on line. The plant began operations in May 1996 and successfully commenced marketing and distribution in the
last two quarters of that year.   Prior to 1997, these operations were
conducted by The Colonel's truck accessory division. Effective January 1, 1997, however, The Colonel's transferred its truck bedliner operations to CTA.

     PRODUCTS

     CTA's accessory product line currently consists mainly of truck bedliners that are made to fit a number of different models. CTA produces both under-the-rail and over-the-rail products. CTA manufactures approximately 47 different liners and also manufactures fiberglass tonneau covers for all makes and models of pickup trucks, as well as shells and caps. Additional products, such as tool boxes, running boards, tires, wheels, mats, bug shields, visors, grill covers, light covers, trim pieces, running lights and racks, are currently purchased by CTA for distribution through retail sales and distribution stores. However, CTA plans to manufacture many of these products in the future.

     MANUFACTURING

     CTA uses plastic sheet extrusion machines (2) and rotary vacuum formers (6) to produce liners. Raw materials, supplied by Phillips Petroleum, are maintained in large vessels in CTA's Owosso, Michigan plant. Keeping these materials inside avoids temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet. This reduces variations in the quality of CTA's extruded sheets.

     CTA believes that it is unique among all United States liner manufacturers in the type of equipment and the control of product employed in this operation. The Company believes that CTA's ability to control every element of production, from raw materials to finished product, makes CTA's operation highly competitive.

     CTA's extruded plastic sheets are inserted into rotary vacuum formers in order to produce truck bedliners. After the product is made by the vacuum formers, it is hand trimmed and checked for quality assurance. The product is then inventoried against shipment to customers. Inventory is held within the Owosso plant facility and shipped by CTA's fleet of tractors and trailers.

     Total annual production capacity in the plant is estimated at over 700,000 units, assuming three shifts of operation. The facility currently runs one shift per day.

     Shells and tonneau covers are manufactured in Riverside, California. This modern fiberglass plant uses traditional hand laid up fiberglass molding techniques to produce highly polished fiberglass surfaces. The four station paint line preparation, painting, baking and drying allow the products to be custom painted to match each truck color.

     Because of their size, shells and tonneau covers are transported to customers on specially designed trailers that carry a maximum of 24 shells.

     DISTRIBUTION AND SALES

     Distribution is made to a highly fragmented network of distributors and dealers across the United States. Many of The Colonel's distributors for its collision repair parts may at some time enter this market and allow CTA to achieve significant efficiencies across its distribution channel.

     CTA is also testing retail sales points for its liners coupled with other accessory products produced by other manufacturers. The test market for retail sales is Los Angeles, California, one of the largest markets in the United States. The Los Angeles market has the largest number of truck registrations in the United States. If this model proves successful, it will be used as a template for retail sales operations in other major markets.

     Sales are directed from the Owosso facility through the marketing manager to a force of four outside salespeople. CTA expanded this sales department in 1997 to sustain the momentum created by the initial liner introduction and to penetrate new distribution channels.

     During 1997, CTA expanded distribution in areas where distributors were weak. In February, 1997, CTA purchased certain of the assets of Truckware, Inc. in Baldwin Park, California. This purchase was the first in a series of purchases that allow CTA increased access to distribution channels to facilitate retail sales of its manufactured products.

     In December, 1997, CTA purchased certain assets of Eastern Off-Road Equipment, Inc. ("Eastern"), which has sales outlets in Pennsylvania, Maryland, Virginia and West Virginia. Eastern is an established truck accessories outlet chain that has been in the marketplace for over 20 years.

     By the end of 1997, CTA purchased three additional retail/wholesale stores in California and started its own distribution warehouse in North Carolina.

     Since year end, CTA has added retail stores in Flint, Michigan; Nashville, Tennessee; St. Louis, Missouri; and Thousand Oaks, California. CTA plans to continue their expansion in 1998.

     MARKET

     The market for liners is estimated at approximately 50% of the total volume of new pickups sold in the United States, both foreign and domestic, and is estimated to be 1,500,000 units per year. The pickup truck and sport utility vehicle market, which makes up a substantial percentage of all vehicles sold, continues to grow. As this market expands, so does the auxiliary equipment market. CTA's truck accessories sold at retail targets this market. In addition, CTA has the ability to install all of the products that it manufactures at each of its sales/retail outlet stores.

     COMPETITION

     CTA estimates that there are approximately 12 other manufacturers of bedliners in the United States. The two largest, Durakon Industries, Inc.

and PENDA Corporation, manufacture and sell the majority of all bedliners in the United States. The ten remaining manufacturers accounted for the remainder before CTA's entrance in the market. CTA estimates that it is currently the third largest manufacturer in this market.

     EMPLOYEES

     CTA employs approximately 214 people, including approximately 210 contract employees leased through SES. In connection with the transfer of the bedliner division from The Colonel's to CTA, these employees are now employees of CTA. Management of CTA includes two former Durakon employees with long experience in this industry sector. John Carpenter, who is CTA's President, was formerly national sales manager for Durakon. Dennis Bills was formerly a production manager for Durakon and holds a similar position in CTA. The Company believes that these two individuals, along with CTA's other management personnel, bring a strong background to CTA's management team.

     PROPERTIES

     CTA manufactures bedliners in its Owosso, Michigan plant. The plant has 240,000 square feet of space, which CTA believes is adequate for current operations and planned expansion, and has 85 full-time employees. CTA's executive offices are located at 951 Aiken Road, Owosso, Michigan 48867.

     The Baldwin Park, California facility serves the west coast as the main retail sales point and warehouse facility. It also serves as the offices of the west coast sales manager and has seven full-time employees. The warehouse is 24,000 square feet and is located at 12907 Garney. Baldwin Park is in north central Los Angeles.

     The Riverside, California manufacturing facility is 40,440 square feet on 2.87 acres and is located at 6727 Columbus Avenue. Riverside is on the southwest side of Los Angeles. The Riverside plant manufactures shells and tonneau covers and employs 47 full-time employees.

     The Charlotte, North Carolina facility is 15,500 square feet and acts as the southwestern regional warehouse. It operates as a wholesale warehouse and retail sales and installation center. It is located at 2116 Wilkinson Boulevard and has five full-time employees.

     The Flint, Michigan facility serves as CTA's home retail store. Located adjacent to the area's largest mall and car dealership complex, this old Firestone tire store of 14,000 square feet will allow for installation of all products that the store sells. This facility has six employees and is located at 30993 Linden Road.

     The Upland, California facility, located northeast of Los Angeles, operates under the name CTA-Wild Bills and performs installation from bay doors located at the rear of the facility. Its 1,940 square feet serve mainly as a retail sales outlet. It has four full-time employees and is located at 567 Central Avenue. It is supplied by the Baldwin Park warehouse.

     The Los Angeles, California facility operates under the name CTA-Bedliner Kingdom and is located in the warehouse district in downtown Los Angeles. This facility mainly stocks and installs liners and bed mats. This 4,600 square feet facility, located at 1907 E. 7th Street, acts as a retail sales point. It employs two full-time employees.

     The Pomona, California facility, located at 4187 E. Mission Boulevard, operates under the name CTA-Southland Shell. This 2.4 acre open air corner lot houses outside displays of bedliners, caps, shells and tonneau covers. The offices are housed in a trailer. The facility employs one part time and two full-time employees.

     The Uniontown Central Warehouse, located on Route 119 in Uniontown, Pennsylvania, is a 20,000 square foot leased facility that acts as a central warehouse for all the CTA-Eastern Off Road Retail Outlets. It acts as a central shipping and receiving point. It employs three full-time warehouse employees.

     Uniontown, Pennsylvania, is a CTA-Eastern Off Road retail sales point of 5,000 square feet, located on Route 40. The facility employs five full-time employees.

     The Robinson Township, Pennsylvania CTA-Eastern Off Road retail sales store is 2,400 square feet, and is located on Route 60 and Moon Run on the outskirts of Pittsburgh. It employs 3 full-time employees.

     The Greensburg, Pennsylvania facility, a CTA-Eastern Off Road retail store, consists of 3,500 square feet and is located on Route 3. It employs two full-time employees.

     The Morgantown, West Virginia facility is a CTA-Eastern Off Road retail sales point of 2,350 square feet, located at 57 S. University Avenue. It employs three full-time employees.

     The Glen Bernie, Maryland facility is a CTA-Eastern Off Road retail sales point of 2,400 square feet, located at 706 N. Cran Highway and Dorsey Road. It employs three full-time employees.

     The Wexford, Pennsylvania facility is a CTA-Eastern Off Road retail sales point of 2,000 square feet, located on Route 19 at Route 910. It employs two full-time employees.

     The Norfolk, Virginia facility is a CTA-Eastern Off Road retail sales point of 6,000 square feet, located at 6320 Virginia Beach Boulevard. It employs three full-time employees.

     The Thousand Oaks, California facility was purchased in 1998. This 3,500 square feet facility operates under the name CTA-Road N Truck. It is a full retail sales and installation facility located approximately 80 miles north of Los Angeles. The facility employs four full-time employees and is located at 3234 E. Thousand Oaks Boulevard.

     The Nashville, Tennessee store was acquired in 1998. This 13,000 square feet facility, located at 85 Cleveland Street, acts as both wholesale warehouse and retail sales point for the Nashville area. Installations are performed in an installation facility adjacent to the newly constructed retail sales center. The facility employs nine full-time employees.

     The Collinsville, Illinois facility was purchased in 1998. It is located approximately 30 minutes from downtown St. Louis, Missouri, and operates under the banner of CTA-Dealer's Choice. This 15,000 square feet, newly renovated facility serves as a wholesale distribution point and retail sales store for the St. Louis area. Located on Route 159 at 775 W. Morrison Avenue, it employs 19 full-time employees.

BRAINERD INTERNATIONAL RACEWAY, INC.

     GENERAL

     Brainerd International, Inc. ("Brainerd") was incorporated under the laws of the State of Minnesota on January 21, 1982. At that time, Brainerd assumed the business of its predecessor, Brainerd International Raceway, Inc., a Minnesota corporation. After the Merger (see Item 1 - "THE COLONEL'S INTERNATIONAL, INC."), BIR assumed the operations previously conducted by Brainerd. BIR and its predecessors have operated the Brainerd International Raceway (the "Raceway") since June 1973.

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

     SOURCES OF REVENUE

     BIR derives its revenues from four principal sources: (i) ticket sales; (ii) camping fees, concession sales, and track rentals; (iii) entry fees; and (iv) sponsorship fees. BIR received sponsorship fees in 1997 from commercial businesses such as Viking Coca-Cola, Inc., Anheuser-Busch (Budweiser), Dodge & Dodge Truck, Champion Auto Stores, Federal Mogul and R.J. Reynolds Company. These companies promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season. Entry fees are received from race participants.

     BIR permits overnight camping during racing events within the area surrounded by the Raceway, which will accommodate tents, trailers and motorhomes. In 1997, BIR charged from $10 per person to $20 per person for each weekend, or from $5 per person to $15 per person for one day, for use of the camping facilities. Camping revenues were received by BIR for only five spectator events in 1997. A local non-profit organization managed the camping activities on a commission basis for BIR in 1997 and is expected to do so again in 1998.

     Beer, soft drinks, candy and fast food items such as hot dogs, barbecued chicken and ribs are served at concession stands at various locations around the Raceway, but principally near the grandstand area.
BIR allowed both for-profit and nonprofit organizations to operate the concession stands for the five principal spectator events in 1997. BIR receives a percentage of the gross sales of all concessions, but neither BIR nor any affiliate of BIR operates any of the concession stands. BIR currently plans to continue its practice of allowing independent for-profit and non-profit organizations to operate the concession stands.

     BIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. BIR has also rented the Raceway for use as the site of a camping convention. The fee charged for such use varies and is negotiated in each case.

     For the calendar years 1993 through 1997, the approximate percentage of revenues derived from BIR's various revenue sources were as follows:

     ACTIVITY                            1997    1996    1995    1994   1993
                                         ----    ----    ----    ----   ----
     Ticket Sales                         69%     70%     70%     71%    70%

     Track Rentals, Concessions and
     Camping Fees                         17%     17%     14%     11%    13%

     Entry Fees                            9%      8%     11%      8%     9%

     Sponsorship Fees                      5%      5%      5%     10%     8%

     EVENTS AND ACTIVITIES

     During 1997, BIR organized and promoted several major spectator events, including two drag races (the "Federal - Mogul Drag Racing Series" and the NHRA "Champion Auto Stores Nationals"), two special events (the "Champion Auto Stores Show & Go" and the "Champion Auto Stores Muscle Car Shoot-Out"), one motorcycle race (the "Suzuki Classic") and one "Cruisin' to Lakes" hot rod custom car show.

     The Champion Auto Stores Federal Mogul Drag Racing series, held on
June 7 and 8, 1997, was a drag racing event sponsored nationally by Federal
- Mogul Drag Racing Series. A drag race is generally conducted between two vehicles from a standing start over a one-quarter mile track, using sophisticated starting and timing systems. The Champion Auto Stores
Federal Mogul Drag Racing Series was sanctioned by the National Hot Rod Association (the "NHRA") and was one of a series of five events in the Central States Division of the NHRA. See "Sanctioning Organizations."
The Champion Auto Stores Federal Mogul Drag Racing series was organized and promoted jointly by BIR and the NHRA, and included both professional and amateur drivers who paid BIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. Previously known as the Winston Drag Series, the new Sponsorship Agreement with Federal - Mogul Company for this event will expire in 2002. This event drew approximately 4,100 spectators in 1997, as compared to approximately 3,700 in 1996 and 4,000 in 1995. It is scheduled for June 6 & 7, 1998.

     The Champion Auto Stores Show & Go event, held on July 5 and 7, 1997, was sponsored by Champion Auto Stores under an agreement which extends through 1998. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The event had approximately 7,200 paid spectators in 1997 and 7,100 and 7,000 in 1996 and 1995, respectively. The event is scheduled for July 4 and 5, 1998.

     The Champion Auto Stores Muscle Car Shoot-Out was held on July 26 and 27, 1997. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles. The event is subject to the same sponsorship agreement as the Champion Auto Stores Show & Go event. The event had approximately 5,800 paid spectators in 1997 and 5,700 and 6,600 paid spectators in 1996 and 1995, respectively. The event is scheduled for July 25 and 26, 1998.

     The Suzuki Classic co-sponsored by Coca-Cola, held on June 27, 28 and 29, 1997, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes. The event had approximately 7,800 paid spectators in 1997, approximately 7,800 in 1996 and approximately 8,000 in 1995. This event is scheduled this year for July 31 and August 1 and 2, 1998.

     The Champion Auto Stores Nationals event, held on August 14, 15, 16 and 17, 1997, was sponsored by Champion Auto Stores under an agreement with the NHRA. This event features all professional drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of the R.J. Reynolds Tobacco Company and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Pull Dragster, Funny Car, Pro Stock, Pro Truck, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Champion Auto Stores Nationals are organized and promoted by the NHRA. The NHRA leases the Raceway from BIR for a rental equal to one-half of the net profit of this event, as defined in the lease agreement. Such profit is earned primarily through the receipt of promotional fees and ticket sales. BIR's responsibilities in this event are, among other things, to provide the Raceway, ticket sellers and takers and security personnel, and to assist in the management and operation of the event. The lease agreement with the NHRA has been extended through the 2001 racing season. Under the lease agreement, BIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA. The Champion Auto Stores Nationals drew 47,200 paid spectators in 1997. The event, which has been held at the Raceway since 1982, drew approximately 50,000 and 49,000 paid spectators in each of 1996 and 1995, respectively. The event is scheduled for August 20 through 23, 1998.

     BIR also organized and sponsored four weekend drag racing "bracket" events in 1997, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and BIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted. BIR has scheduled four bracket races for 1998.

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

     In 1997, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, in 1997, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association, a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 1997, the Northland Region Karting Association, affiliated with the World Karting Association (the "WKA"), organized and sponsored several go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 1998.

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

     SANCTIONING ORGANIZATIONS

     Most racing events conducted at the Raceway, including the five principal spectator events held by BIR in 1997, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications which each class of car or other vehicle must meet in order to be eligible to race, and to driver conduct and other racing matters. BIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the SCCA (governing sports cars), the NHRA (governing drag racing), the AMA (governing motorcycles) and the WKA (governing go-karts).

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

     Ticket sales are made at various locations by ticket agents, at BIR's offices primarily by mail and at the Raceway. BIR sells three types of tickets: a Sunday only ticket, a weekend ticket and a Super Weekend ticket that includes all days of each event plus pit passes and camping. Ticket agents are located throughout Minnesota and include the retail outlets of Champion Auto Stores. Most ticket agents receive a commission to sell tickets. Ticket prices for the five principal racing events scheduled for 1998 will range from $10 to $100 per ticket, depending primarily on the event and the number of days the event is held.

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

     SEASONAL BUSINESS/WEATHER

     Substantially all of BIR's revenues arise from operation of the Raceway during the period of April through October of each year. BIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by BIR. While sports car, stock car and motorcycle races may be conducted in nearly all weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket purchasers. A substantial majority of BIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, the adverse weather requires rescheduling of events, which results in increased operating costs for the events. For example, the Brainerd 200 snowmobile race, held over the 1994-1995 New Years' weekend, was adversely affected by limited snowfall occurring prior to the event which reduced the number of snowmobile riders who traditionally visit the Brainerd area during that weekend. Bad weather was not a significant factor in 1997.

     GOVERNMENT REGULATIONS

     The operation of the Brainerd International Raceway is subject to various zoning, land use and health laws and regulations. BIR's management believes that it is and will continue to be in material compliance with such laws and regulations.

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

     The Raceway is enclosed by a five-foot chain link fence. The site provides camping facilities and parking for approximately 15,000 vehicles. The Raceway contains several buildings, including a four-story tower containing eleven executive viewing suites, a control tower, three enclosed racing maintenance buildings divided into stalls for participant repairs and various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame construction. Grandstand bleachers for approximately 23,000 spectators are primarily located along the dragstrip.

     BIR made substantial improvements to the Raceway during the past two years. In connection with the drag racing facility, BIR expended approximately $100,000 on the following: replacement and upgrading of the concrete guard rail on straightaway, a new restroom facility in pit area, new administration building behind the grand stands, additional office space and renovation of the Winston suites, irrigation and drainage and paved new roads.

     BIR's executive offices are located at 17113 Minnetonka Boulevard, Suite 214, Minnetonka, Minnesota 55345, where BIR leases approximately 1,100 square feet of office space. The lease term expires in February 2002.

ITEM 2.   PROPERTIES

     The Company is a holding company with no operations of its own. The properties of The Colonel's, CTA and BIR are addressed below.

     THE COLONEL'S. The properties of The Colonel's are discussed in "Item 1--THE COLONEL'S, INC.--Properties" and "Distribution and Sales."

     CTA. The properties of CTA are discussed in "Item 1--THE COLONEL'S TRUCK ACCESSORIES, INC.--Properties."

     BIR. The properties of BIR are discussed in "Item 1--BRAINERD INTERNATIONAL RACEWAY, INC.--Properties."


ITEM 3.   LEGAL PROCEEDINGS

     The Company has reserved a total of $291,000 against claims asserted by opposing parties in various unrelated lawsuits:

     The Colonel's is a plaintiff and counter-defendant in a suit filed on February 14, 1994, in the United States District Court, Eastern District of Michigan, Detroit, Michigan. The underlying controversy arose because a machine, as delivered, did not have the capacities promised at the time that The Colonel's issued a purchase order for it. The trial court ruled that The Colonel's could not introduce parol evidence regarding those promises and granted summary judgment to the defendant on The Colonel's claims. The defendant sold the rejected machine to another buyer for more money than The Colonel's purchase order required it to pay, but filed a counterclaim seeking various costs, lost profits and attorneys' fees. The trial court awarded the defendant certain costs and interest, but denied recovery of more substantial costs and interest, and also denied recovery of lost profits and attorneys' fees. Both parties appealed these rulings to the Sixth Circuit Court of Appeals. The appeal has not yet been decided. The Company believes that any resulting liability will not significantly affect its financial position, results of operations, or cash flows.

     The Company has been served with three lawsuits pertaining to a class action suit arising from the production of bedliners. The suits allege that the liners insulate a gas can when filled in the back of a truck which may allow a static charge that may result in a fire. Although the class action suit targets bedliner manufacturers, the Company feels that other organizations should also be involved, such as the service stations, gas can manufacturers, gas pump manufacturers, etc. The Company has formed a coalition with the other bedliner manufacturers to defend this class action suit. As of December 31, 1997, the coalition was in settlement negotiations with the plaintiffs. The Company believes that any resulting liability will not significantly affect its financial position, results of operations, or cash flows.

     The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. While the results of such proceedings and those discussed in the preceding paragraphs cannot be predicted with certainty, management believes that any amounts that may be required resulting from the final outcome of such matters, in addition to amounts presently accrued, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS

     The Company's common stock has been traded on the Nasdaq SmallCap Market since January 2, 1996. The approximate number of holders of record of Common Stock in the Company on March 20, 1998 was 242.

     The table below sets forth the high and low transaction prices by calendar quarter for 1997 and 1996 for the Company's common stock. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                  1997                    1996
                                  ----                    ----
                            HIGH         LOW        HIGH         LOW
                            ----         ---        ----         ---
January-March              $12.25       $4.50       $7.50       $5.00
April-June                 $12.00       $4.50       $9.00       $6.25
July-September             $ 5.50       $3.25       $9.00       $5.50
October-December           $ 9.625      $3.75       $8.00       $3.00

     During 1997 and 1996, the Company did not pay any dividends on its Common Stock. The Company does not anticipate paying any dividends in the near future. Management intends to apply earnings, if any, to the development of the business of its subsidiaries. The Company's loan agreements prohibit the Company from paying dividends without the prior consent of the Company's lending institution.

     The Company made no sales of unregistered securities during 1997.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1997 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Appendix A and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                1997             1996            1995             1994             1993
                                ----             ----            ----             ----             ----
OPERATIONS<F2>:
Operating revenues           $46,350,114      $40,263,082     $28,503,726      $28,492,013      $25,174,656
Income (loss) from
 continuing operations       $ 6,313,915        5,191,303       4,970,770        2,401,905         (541,052)
Net Income<F3>               $ 3,408,759        2,521,986       1,862,474       10,887,714        7,762,206
Basic and diluted
  earnings per share         $      0.14      $      0.10
Pro forma earnings
 per share<F1>                                                $      0.11

FINANCIAL CONDITION:

Current Assets               $16,267,880      $13,638,100      11,483,401       14,399,543       15,455,926
Current Liabilities          $13,160,122       16,659,846      15,026,023       15,886,485       19,339,356
Total Assets                 $44,940,280       42,610,295      38,243,986       31,529,883       32,349,317
Long term obligations        $ 8,844,055        6,321,175       6,064,705        1,366,615        3,176,218
----------------------

<F1> The pro forma earnings per share has been derived from the income statement of the Company for the year ended December 31, 1995, adjusted to give effect to the change in tax status of The Colonel's as if such change had occurred at the beginning of the period.

<F2> The Merger pursuant to which The Colonel's became a subsidiary of the
Company was effective December 31, 1995. Therefore, the selected financial data for the year ended December 31, 1995 and prior reflect only the results of operations of The Colonel's, the accounting acquiror. Refer to "Note 3 - Business Combination" in the Notes to the Consolidated Financial Statements in Appendix A for pro forma results of operations as if the Company and The Colonel's had been combined for 1995.






<F3> Effective December 31, 1995, The Colonel's changed its tax status from an S Corporation to a C Corporation for federal income tax purpose. Prior to December 31, 1995, The Colonel's income was not taxable to the Company and was passed through to its stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the Company's historical results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in Appendix A.

THE COLONEL'S INTERNATIONAL, INC.

     The Company is a holding company with no independent operations of its own. Its three active subsidiaries are The Colonel's, CTA and BIR. References to "the Company" in this Item 7 should be read to include the Company and its subsidiaries as a whole, unless the context otherwise indicates.

BACKGROUND

     Effective December 31, 1995, Brainerd merged with and into the Company. The Company was the surviving corporation in the Merger. Prior to the Merger, Brainerd had 677,830 shares of its common stock outstanding and traded on the Nasdaq SmallCap Market (symbol BIRI). Pursuant to the Merger, these shares were converted into the same number of shares of Common Stock in the Company.

     Also effective December 31, 1995, Brainerd Merger Corporation, a Michigan corporation and a wholly owned subsidiary of Brainerd, merged with and into The Colonel's. The Colonel's was the surviving corporation in this merger. In consideration of this merger, the Company issued 23,500,000 shares of its Common Stock to Donald J. Williamson and Patsy L. Williamson, who were the sole shareholders of The Colonel's. In addition, Brainerd transferred all of its operating assets to its newly formed subsidiary, BIR.

     For accounting purposes, the transaction was treated as a recapitalization of the Company with it as the acquiror (a reverse acquisition). The effective date of the Merger was December 31, 1995; therefore, the assets acquired and liabilities assumed are included in the Company's balance sheet at December 31, 1995. Refer to "Note 3 - Business Combination" in the Notes to the Consolidated Financial Statements in Appendix A for pro forma selected financial information.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, it had grown through acquisitions and normal expansion to two manufacturing plants, four distribution warehouses and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, the Bahamas and the District of Columbia. The formation of CTA, which manufactures and sells pickup truck bedliners and tailgate covers, and the acquisition of BIR as a subsidiary of the Company represent efforts by the Company to begin to diversify into other areas outside the automotive collision parts industry.

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

THE COLONEL'S TRUCK ACCESSORIES, INC.

     The Colonel's bedliner division began operations in 1996. These operations were later transferred to CTA, which was incorporated and began operating as a separate subsidiary of the Company effective January 1, 1997. CTA sells new pickup truck bedliners, tail gate covers, trim pieces and other items and will compete in the growing pickup truck and sport utility liner market. Newly installed custom built equipment will make CTA's Owosso manufacturing facility one of the world's most modern bedliner production plants. CTA believes that it can effectively compete in the market because it has the ability to manufacture its own plastic sheet stock instead of purchasing the stock from outside vendors, and it has specialized tooling with a dedicated mold for each part. CTA registered two patents on this specialized tooling, which required extensive development. The products of CTA will be sold through a worldwide distributor network.

     CTA expanded its distribution by going directly to the marketplace. CTA entered the retail sales market during 1997 by purchasing the assets of Truckware in Baldwin Park, California, followed by the asset purchase of

Bedliner Kingdom in Los Angeles, Southland Shell in Pomona, California, Wild Bills in Upland, California, and seven retail outlets in Pennsylvania. It also established a warehouse in Uniontown, Pennsylvania and a retail sales outlet in Charlotte, North Carolina.

BRAINERD INTERNATIONAL RACEWAY, INC.

     From the time of its formation in 1982, Brainerd operated a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. As of January 1, 1996, this facility is now operated by BIR, a subsidiary of the Company. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. Historically, BIR has scheduled racing and other events to be held at the racetrack during weekends in the months of May through September each year.

     While BIR schedules approximately 35 events during each season, a limited number of the major spectator events provide a substantial portion of BIR's revenues with one event, the Champion Auto Stores Nationals, having provided approximately 56 percent of BIR's operating revenue for the past three years. Revenues from the major spectator events were from the sale of admissions to the event, the sale of concessions and fees paid by the spectators and participants for camping access on the grounds of BIR. The receipt of such revenues is affected by weather conditions. Even if an event in not canceled due to rain or other adverse conditions, poor weather will reduce the attendance and the sale of concessions.

     In addition to spectator-related revenues, BIR receives sponsorship fees from businesses which promote their products and services at the Raceway; entry fees from participants in the races and other events and rent for use of the track for private racing events, driving schools and the testing or filming of motor vehicle operations.

EFFECTS OF YEAR 2000

     The "year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year.
Accordingly, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations.

     The Company continues to implement changes necessary to assure accurate date recognition and data processing with respect to the year 2000. Primary internal activities related to this issue are modifications to existing computer programs and conversions to new programs. These activities are expected to be complete by mid-summer 1998. Costs related to this issue, which have been immaterial to date, are being expensed as incurred and are not expected to have a material impact on the Company's financial position.

     The Company is in the process of initiating formal communications with significant suppliers and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own year 2000 issues. The Company has been informed by two of its significant suppliers that they are year 2000-compliant or will be in the near future.

     The costs of year 2000 modifications and the date on which the Company believes it will complete the project are based on management's best estimates, which were derived utilizing numerous assumptions. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 1997, the Company has funded its working capital and capital expenditure requirements using cash flows from operations and bank borrowings under revolving lines of credit and bank notes.

     The Company's consolidated current assets increased from $13,638,000 at December 31, 1996 to $16,268,000 at December 31, 1997. This increase primarily relates to the $1,402,000 increase in cash as a result of the year end sale of the Boynton Gardens property that the Company held in Florida, inventory increase of $867,000 as a result of the addition of the new stores and the $368,000 increase in accounts receivable. See below for further discussion of these changes. The Company's consolidated current liabilities decreased from $16,660,000 at December 31, 1996 to $13,160,000 at December 31, 1997. This decrease primarily relates to a $1,695,000 decrease in accounts payable, a decrease of $1,427,000 in accrued expenses and a reduction of $269,000 in income taxes payable.

     Cash increased at year-end 1997 because of the sale of the Boynton Gardens property. The sale of the land for $1,207,000 was completed on December 31, 1997. Proceeds were subsequently used to pay down the line of credit.

     Accounts receivable increased by approximately $368,000 as of December 31, 1997 over 1996 due to increased sales and the addition of 12 new warehouse distribution stores. The Company's subsidiaries continue to offer early payment discounts and incentives for prompt payments to their customers.

     Inventories increased by approximately $867,000 at the end of 1997 as compared to year end 1996, primarily due to the new warehouses and distribution stores.

     Prepaid Expenses increased $199,000 between December 31, 1996 and 1997 due to advance payment of rents.

     As a result of the Merger, the Company's tax status was changed from an "S" corporation to a "C" corporation to conform with the Internal
Revenue Code. The $3,097,000 in net deferred taxes at December 31, 1995 represents the effect of temporary differences between book and tax bases as a result of this change in tax status and the acquisition of BIR. The effect of changing the Company's tax status was a $2,333,000 charge to income in 1995, primarily resulting from temporary differences in depreciation methods. The deferred tax liability assumed in the acquisition of BIR was primarily due to differences between the book and tax bases of the assets acquired. See "Note 10 - Income Taxes" in the Notes to the Consolidated Financial Statements in Appendix A. Current deferred tax asset at December 31, 1997 was $635,000.

     Plant, property and equipment net book value decreased from $27,028,000 as of December 31, 1996 to $26,328,000 at December 31, 1997.
This was due to normal scheduled depreciation of $4,357,000, the sale of the Florida property and other various items, net of accumulated depreciation, for $1,128,000 and additions of $4,785,000.

     Note receivable of $1,045,000 at December 31, 1997 is from the majority shareholder of the Company.

     Deposits on tools and machinery decreased by approximately $526,000 during 1997 as various equipment and tools were placed in service. The Company separately classifies deposits made toward tools and machinery from its regular assets until the equipment has been delivered, made operational and placed in service. At December 31, 1997, approximately $630,000 remains in deposits for tools currently under construction.

     As a result of the Merger, the value paid for BIR exceeded the value of its assets by $425,000. Additionally, several of the businesses from which the Company purchased assets in 1997 resulted in goodwill. Goodwill is being amortized over a seven-year period and totals $380,000 at December 31, 1997.

OUTSTANDING LOANS

     The Company has a $6,000,000 line of credit that expires on May 1, 1998 that is secured by accounts receivable and inventory. The Company expects to negotiate a renewal with the current lending institution. Interest is paid at prime on a monthly basis. Additionally, the Company routinely borrows within this line of credit on the Eurodollar market at a rate of about 0.5 below prime. The outstanding balance on the line of credit was $6,000,000 at December 31, 1997. BIR has a separate $300,000 line of credit which is secured by all of its assets. The BIR line of credit did not have an outstanding balance at December 31, 1997.

     The Colonel's obtained new financing of $7,000,000 in May 1997 under a credit facility which calls for monthly payments of $167,000 in principal plus interest calculated at 0.25 percent over prime on the outstanding balance. The money received from this loan partially paid off all previous long-term debt and consolidated all outstanding loans into one. The loan is secured by machinery and equipment and had a balance of $5,831,000 at December 31, 1997. Should the need arise in the future, the Company believes it could obtain additional financing using these assets as collateral.

     BIR has a term loan in the amount of $400,000 which is secured by property. The loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

     The Colonel's entered into a capital lease to finance equipment for its Owosso, Michigan bedliner plant. In 1995, The Colonel's leased $2,689,000 worth of equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option for the Company to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at rates between 7.5 and 8.5 percent. The lease is collateralized by the machinery. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner as noted above. The Company continues to pay on these leases. The balance owed at December 31, 1997 was $5,214,000.

     The Company purchased a number of pickup trucks for use in its retail distribution operations. These vehicles were financed through an auto credit agency. The balance owed at December 31, 1997 was $227,000.

     The lending institutions of both BIR and The Colonel's consented to the 1995 Merger and related transactions and allowed assignments of the loans to entities under the new structure. The Company's subsidiaries made all their scheduled debt payments in 1997.

     The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations, supplemented as necessary by borrowings under its bank credit arrangements.

RESULTS OF OPERATIONS

     The comparative financial statements contain only the results of operations of The Colonel's and do not include any results of operations of Brainerd for the year ended December 31, 1995 (as the Merger was not effective until December 31, 1995). Refer to "Note 3 - Business Combination" in the Notes to the Consolidated Financial Statements in Appendix A for pro forma selected financial information. For the years ended December 31, 1996 and 1997, the Consolidated Financial Statements contain the results of operations for both entities.

     Revenues for the Company were $46,350,000, $40,263,000, and $28,504,000, for the years ended December 31, 1997, 1996 and 1995, respectively. The $6,000,000 growth in 1997 was primarily due to the addition of revenues from the bedliner plant and acquisitions. The Colonel's continues to aggressively market its products through improved quality, services and delivery.

     Cost of sales increased to 72 percent of sales in 1997 compared to approximately 70 percent of sales during both periods ending December 31, 1996 and 1995. Although general economic increases in the cost of supplies and labor have occurred over the past three years, The Colonel's has been able to offset many of these increases by operating more efficiently. Start up costs for the newly acquired Riverside manufacturing facility and other retail warehouses in North Carolina and Pennsylvania contributed to the increase. Gross profits for 1997, 1996 and 1995 reflected approximately 28 percent, 30 percent, and 30 percent of sales, respectively.

     Selling, general and administrative expenses decreased from $6,931,000 in 1996 to $6,790,000 in 1997. These expenses represented 15 and 17 percent of sales in 1997 and 1996, respectively. This decrease was primarily due to the installation of a new computer program that allows information at the warehouse level to transfer automatically to Milan. In addition, all accounts payable operations were moved to Milan, resulting in a savings of personnel costs.

     Interest expense increased from $972,000 in 1995 to $1,214,000 in 1996 to $1,299,488 in 1997. This increase is due to the additional debt which was used to finance the new equipment for the bedliner manufacturing facility and working capital for inventory at the new warehouses.

     Interest income decreased in 1996 by $48,000 but increased in 1997 by $98,000. During 1995, The Colonel's invested surplus money until it was needed, resulting in increased interest income. Additional interest income in 1997 was generated by assessing customer finance charges and interest on loans that the Company made.

     The Company's net income before income taxes was $5,355,000 or 12 percent of sales in 1997, compared to $4,071,000 or 10 percent of sales in 1996 and $4,196,000 or 15 percent in 1995.

     The Company operated as an "S" corporation until the Merger and related transactions took place on December 31, 1995. As a result of the Merger, the Company changed its status to a "C" corporation. This status change resulted in a charge to income of $2,333,000, which represents the net amount of deferred taxes recorded at December 31, 1995.

SUBSEQUENT EVENTS

     The Company purchased the assets of Road 'N Truck in Thousand Oaks, California in February, 1998. Operating under the banner CTA - Road N Truck, it will serve as a retail sales outlet. Located about 80 Miles north of Los Angeles, it employs 4 full-time employees.

     The Company purchased the assets of Duraliner of Nashville from Fender & More in February, 1998. Located in Nashville, Tennessee this retail sales outlet/warehouse will serve the greater Nashville area.

     The Company purchased 2/3 of the stock in Dealer's Choice located just outside of St. Louis in Collinsville, IL. Dealer's Choice sells mainly wholesale to area dealerships and truck centers. The total of this acquisition and the two above was approximately $950,000.

     The Company opened a retail sales outlet in Flint, Michigan in January, 1998. This leased facility was formerly a Firestone tire store and is adjacent to a mall and car dealership complex.

     The Company and its newly formed subsidiary The Colonel's Rugged Liner, Inc., in March 1998 entered into an agreement and plan of merger to acquire four Pennsylvania corporations (the "Rugged Liner Companies"). In the transactions, the Company will pay an aggregate of $4,250,000 in cash and issue an aggregate of $4,250,000 worth of the Company's Common Stock to the shareholders of the Rugged Liner Companies, subject to adjustment as set forth in the agreement and plan of merger. This transaction is scheduled to close in April, 1998.

     The Company purchased 28 acres of property located on the outskirts of Flint, Michigan in March 1998.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

NEW ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareowners' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. Adoption of this standard will require additional disclosure only. The Company will adopt this standard effective January 1, 1998, as required.

     In June 1997, the FASB also issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which is effective for fiscal years beginning after December 15, 1997. This standard requires certain information regarding segments of a business enterprise to be reported based on the way management organizes and evaluates segments within the Company. The standard also requires disclosures regarding products and services, geographical areas and major customers. Adoption of this standard will require the Company to include additional detail in its disclosures, including certain disaggregated operating information. The Company will adopt this standard in 1998, as required, but is not currently planning to elect early adoption for iterim financial periods during the year. At this time, management anticipates that the Company's reported segments will be composed of its three wholly owned subsidiaries: The Colonel's, BIR and CTA.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     With the exception of historical matters, the matters discussed in this Item 7 include certain predictions and projections that may be considered forward-looking statements under securities laws, including, but not limited to, those statements under the captions "Results of Operations" and "Liquidity and Capital Resources." These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Not applicable.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required under Item 8 are set forth in Appendix A to this Report on Form 10-K and are here incorporated by reference. The supplementary financial information required under Item 8 is set forth below.

     The following tabulation presents the Company's unaudited quarterly results of operations for 1997 and 1996.

                                                                      1997
                                     --------------------------------------------------------------------
                                        FIRST              SECOND               THIRD           FOURTH
                                       QUARTER             QUARTER             QUARTER          QUARTER
                                       -------             -------             -------          -------
Sales                                 10,937,133          11,119,756          12,271,056       12,022,169
Gross Profit                           3,379,739           2,699,379           3,841,466        3,182,642
Net Income                             1,030,543             680,451           1,266,616          431,149
Basic and Diluted
   Earnings Per Share                $      0.04         $      0.03         $      0.05      $      0.02

<F1> Subsequent to the filing of the Company's Quarterly Report on Form
10-Q for the quarter ended September 30, 1997, management determined that errors had occurred in the reporting of certain sales in the three-month period ended September 30, 1997. Accordingly, the amounts reported herein for that period have been restated from the amounts previously reported. The effects of the restatement are as follows:

                                                         AS PREVIOUSLY
                                                           REPORTED            AS RESTATED
                                                           --------            -----------
Net sales                                                 $12,986,633          $12,271,056
Gross profit                                                4,557,043            3,841,466
Net income                                                  1,689,079            1,266,616
Basic and diluted earnings
   per share                                              $       .07          $       .05

                                                                       1996
                                      -------------------------------------------------------------------
                                         FIRST              SECOND              THIRD           FOURTH
                                        QUARTER             QUARTER            QUARTER          QUARTER
                                        -------             -------            -------          -------
Sales                                  9,900,074           8,544,230          11,210,682       10,608,096
Gross Profit                           2,891,168           2,160,617           2,884,066        4,187,165
Net Income                               901,802             391,750             307,950          920,484
Basic and Dilute
   Earnings Per Share                 $     0.04          $     0.02         $      0.01      $      0.03

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     BOARD OF DIRECTORS. The Company's Board of Directors currently consists of the following six members (in alphabetical order): J. Daniel Frisina, Ted M. Gans, Donald R. Gorman, Ben C. Parr, Mark D. Stevens and Patsy L. Williamson. During 1997, Michael J. McCloskey and John M. Darcy resigned from the Board of Directors. No successor was appointed for either Mr. McCloskey or Mr. Darcy. In addition, Mrs. Williamson, whose term as a Director ends at the 1998 Annual Meeting of Shareholders, has declined to stand for reelection.


     J. DANIEL FRISINA (49). Mr. Frisina is a Director of the Company and a Director of BIR. Mr. Frisina's principal occupation is Director of Global Development for Shyi Tan Enterprises, a Taiwanese manufacturer of autobody parts. He has previously served as a consultant for Cheng Hong Legion Co., Ltd. (from 1992 to 1996). He was also the Chairman of the Board of the Autobody Parts Association, an association that represents the interests of the distributors, suppliers and manufacturers of alternative collision replacement parts. He served as President of The Colonel's from 1988 through 1991. He served as Treasurer and Chief Financial Officer of Brainerd International, Inc., the Company's predecessor, during 1995. Mr. Frisina serves on the Company's Audit Committee.

     TED M. GANS (62). Mr. Gans is a Director of the Company. He serves on the Executive Committee and the Compensation Committee of the Board of Directors. Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Williamson Lincoln Mercury, Inc.; Patsy Lou Williamson Buick-GMC, Inc.; Williamson Chevrolet-Geo Cadillac, Inc.; and Williamson Chrysler Plymouth Jeep, Inc. All four of these companies are wholly owned by Patsy
L. Williamson, a Director.

     DONALD R. GORMAN (66). On February 20, 1997, Mr. Gorman was appointed as a Director of the Company. Mr. Gorman is the owner and President of P.G. Products, Inc., of Cincinnati, Ohio, which is one of the Company's major customers. Mr. Gorman serves on the Audit Committee of the Board of Directors.

     BEN C. PARR (67). On February 20, 1997, Ben C. Parr was appointed a Director of the Company. Mr. Parr is currently the President of Capstone

Bumpers, Inc. Mr. Parr was formerly the Director of Research for the State Farm Insurance Companies (1980-1997) and was involved in the creation of the Certified Automotive Part Association, which is a nonprofit organization established in 1987 to develop and oversee a testing and inspection program certifying the quality of parts used for automobile body repairs. Mr. Parr serves on the Nominating Committee, the Compensation Committee and the Audit Committee of the Board of Directors.

     MARK D. STEVENS (55). On February 20, 1997, Mark D. Stevens was appointed a Director and the President of the Company. Upon
Mr. McCloskey's resignation, Mr. Stevens became the Company's Chief Executive Officer. Mr. Stevens is currently the General Manager of Patsy
L. Williamson Buick-GMC, Inc., an automotive dealership company wholly owned by Patsy L. Williamson (a Director), a position he has held since 1993. From 1986 to 1996, Mr. Stevens served as the Sales Manager for Blain Buick-GMC Truck, Inc. Mr. Stevens also serves as the Secretary of various automotive dealerships owned by Patsy L. Williamson. Mr. Stevens serves on the Executive Committee and the Nominating Committee of the Board of Directors. He is also a Director of The Colonel's.

     PATSY L. WILLIAMSON (65). On February 20, 1997, Patsy L. Williamson was appointed a Director and the Chairwoman of the Board of the Company. Mrs. Williamson's principal occupation is as the owner and operator of several automobile dealerships in Michigan. Mrs. Williamson is the wife of Donald J. Williamson, who, until February 20, 1997, was the Chairman, President and Chief Executive Officer of the Company. Mrs. Williamson is also a significant shareholder of the Company. See Item 12, below.

     EXECUTIVE OFFICERS.   As mentioned above, Mr. Stevens is the President
and Chief Executive Officer of the Company.   Four additional executive
officers of the Company are:

     RICHARD S. SCHOENFELDT (42). Mr. Schoenfeldt is the Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company. Since 1994, he has served as controller and Chief Financial Officer of The Colonel's. From 1991 through 1994, he was Controller of The Colonel's and from 1987 through 1991 he was Operations Manager of The Colonel's Plastics Division. From 1980 to 1986, he served as the Director of Operations for Alcolite Products, Inc., an OEM plastic injection molding, blow molding and thermoforming manufacturer. Mr. Schoenfeldt also serves as a Director of The Colonel's.

     WILLIAM SINGLETERRY (53). Mr. Singleterry is the Vice President of Development of the Company. He also serves as a Director and the President of The Colonel's. Since 1991, Mr. Singleterry has served as the Director of Operations for the Bumper Division of The Colonel's. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

     GARY MOORE (48). Mr. Moore is the Secretary of the Company, a position to which he was appointed on February 20, 1997. Mr. Moore was a Director of the Company, but resigned from that position on the same date. Mr. Moore also serves as a Director of BIR, as Director of Operations for the Raceway, and as a sales consultant for The Colonel's. From 1987 until 1996, Mr. Moore's principal occupation was the position of National Sales & Accounts Manager for Tremco Division of B.F. Goodrich. From April through November 1995, Mr. Moore served as Chairman of the Board and Chief Executive Officer of Brainerd International, Inc., the Company's predecessor.

     JOHN CARPENTER (59). Mr. Carpenter is the President of CTA. He joined CTA in July 1996. Formerly the National Distributor Sales Manager of Durakon Industries (1981 to 1986), Mr. Carpenter brings a great deal of industry experience to the Company. Mr. Carpenter is a member of the Board of Directors of TCAA (Truck Cap and Accessory Association). He formerly was the National Marketing Manager for Homestead Products (1987 to 1988). From 1988 to 1996, Mr. Carpenter was involved in the real estate business.

     INVOLVEMENT OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS IN CERTAIN LEGAL PROCEEDINGS.

     The Company does not believe that any of its directors, executive officers, promoters or control persons are involved in legal proceedings within the meaning of Item 401(f) of SEC Regulation S-K.

     SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who own more than 10% of the Company's Common Stock, to file reports of ownership and changes in ownership with the SEC and Nasdaq. Directors, officers and greater than 10% beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the best of the Company's knowledge, no director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Securities Exchange Act with respect to the year ended December 31, 1997.


ITEM 11.  EXECUTIVE COMPENSATION.

COMPENSATION SUMMARY

     The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 1997, of the Chief Executive Officer of the

Company and each executive officer of the Company whose salary and bonus for 1997 exceeded $100,000. Three persons served as Chief Executive Officer of the Company in 1997. First, Mr. Donald J. Williamson served as Chairman of the Board, President and Chief Executive Officer of the Company until his resignation on February 20, 1997. Mr. Williamson, however, continues to work as an employee of the Company. On February 20, 1997, Michael J. McCloskey was appointed as Chief Executive Officer and Mark D. Stevens was appointed President. Mr. McCloskey resigned from this position as of June 30, 1997, at which time Mr. Stevens became Chief Executive Officer (in addition to his position as President of the Company).

                                    SUMMARY COMPENSATION TABLE
                                                                                                LONG-TERM
                                                                                               COMPENSATION
                                                                                               ------------
                                                        ANNUAL COMPENSATION                       AWARDS
                                            --------------------------------------------       ------------
                                                                               OTHER            SECURITIES
NAME AND                                                                       ANNUAL           UNDERLYING
PRINCIPAL POSITION               YEAR         SALARY           BONUS        COMPENSATION         OPTIONS
------------------               ----         ------           -----        ------------         -------
Donald J. Williamson             1997       $520,000<F1>       $6,000          $    0                 0
Chairman of the Board,           1996       $510,000<F1>       $    0          $6,841                 0
President, Chief Executive       1995       $520,000<F1>       $    0          $3,478                 0
Officer and Director

Michael J. McCloskey             1997       $ 79,000           $    0          $    0                 0<F2>
Chief Executive
Officer and Director

Mark D. Stevens                  1997       $      0           $    0          $    0             5,000
President, Chief Executive
Officer and Director

William Singleterry              1997       $153,234           $6,000          $    0             5,000
Vice President of                1996         97,369                0             100                 0
Development                      1995         85,600                0               0                 0

John Carpenter                   1997       $112,029           $    0          $    0                 0
President of CTA                 1996         46,629                0               0                 0
----------------------------

<F1> Amounts reported include amounts paid by the Company for Mr. Williamson's services as President and Chief Executive Officer as well as by The Colonel's,
     Inc. for Mr. Williamson's services as Chairman of the Board, Chief Executive
     Officer, Treasurer and Secretary and by Brainerd International Raceway, Inc.
     for Mr. Williamson's services as Chairman of the Board, Secretary and Treasurer.

<F2> Mr. McCloskey had been granted options to acquire 1,000,000 shares of
     Common Stock, subject to certain vesting schedules. However, upon Mr. McCloskey's resignation, these options were canceled. See "Long-Term Incentive Awards."

STOCK OPTIONS

     The Company's Long-Term Incentive Plan (the "LTIP") permits the grant of options to acquire shares of Common Stock. In February 1997, Mr. McCloskey was granted options to acquire up to 1,000,000 shares of Common Stock. These options were to vest and become exercisable in increments of 200,000 shares of Common Stock on each of the following dates: February 17, 1998; February 17, 1999; February 17, 2000; February 17, 2001; and
February 17, 2002. Upon Mr. McCloskey's resignation, which was effective as of June 30, 1997, these options were canceled.

     Also in February 1997, each Director of the Company received an option to acquire 5,000 shares of Common Stock at an exercise price of $6.50 per share. See "Ownership of Common Stock." Furthermore, pursuant to the automatic grant provisions of the LTIP, Messrs. Frisina and Gans each received options to purchase a total of 1,185 shares of Common Stock during 1997. Messrs. Parr and Gorman and Mrs. Williamson each received options to purchase a total of 1,735 shares pursuant to these provisions, including options to purchase 550 shares upon their appointment to the Board of Directors in February 1997.

     The table set forth below details options granted to each of the persons set forth in the Summary Compensation Table above:

                                              OPTION GRANTS IN LAST FISCAL YEAR
                                            PERCENT OF TOTAL
                                            OPTIONS GRANTED                                       POTENTIAL REALIZABLE VALUE AT
                      NUMBER OF SECURITIES  TO EMPLOYEES IN                                       ASSUMED ANNUAL RATES OF STOCK
       NAME            UNDERLYING OPTIONS   FISCAL YEAR<F2>   EXERCISE PRICE   EXPIRATION DATE  PRICE APPRECIATION FOR OPTION TERM
--------------------  --------------------  ----------------  --------------   ---------------  ----------------------------------
                                                                                                    0%          5%         10%
                                                                                                  -----------------------------
Donald J. Williamson              0                  0%            N/A            N/A              N/A          N/A         N/A

Michael J. McCloskey      1,000,000<F1>              0%            N/A            N/A              N/A          N/A         N/A

Mark D. Stevens               5,000               15.9%            $6.50          2/19/2007        $ 0      $20,439     $51,797

William Singleterry           5,000               15.9%            $6.50          2/19/2007        $ 0      $20,439     $51,797

John Carpenter                    0                  0%            $6.50          2/19/2007        N/A          N/A         N/A

------------------------

<F1>   Upon Mr. McCloskey's resignation, these options were canceled.

<F2>   The percentages in this column were calculated based on a total of
       31,450 options to acquire shares of Common Stock. This figure excludes (i) options granted to non-employee directors of the Company,
       (ii) options to acquire 600 shares awarded to Mr. Carpenter, which he declined, and (iii) the options granted to Mr. McCloskey.

                                                FISCAL YEAR-END OPTION VALUES
                                            NUMBER OF                           VALUE OF UNEXERCISED
                                SECURITIES UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS AT
                                    OPTIONS AT FISCAL YEAR-END                   FISCAL YEAR-END <F1>
                               ------------------------------------        --------------------------------
       NAME                     EXERCISABLE          UNEXERCISABLE          EXERCISABLE      UNEXERCISABLE
---------------------           -----------          -------------          -----------      -------------
Donald J. Williamson                   0                   0                  $    0            $    0

Michael J. McCloskey                   0                   0                  $    0            $    0

Mark D. Stevens                    5,000                   0                  $1,250            $    0

William Singleterry                5,000                   0                  $1,250            $    0

John Carpenter                         0                   0                  $    0            $    0
----------------------------

<F1> Based on the difference between the market value on February 20, 1998, the date of grant ($6.50 per share) and the market value of $6.75 per share on December 31, 1997.

COMPENSATION OF DIRECTORS

     No compensation was paid to any Director of the Company for services rendered in such capacity during 1997. Directors who are not full-time employees may be reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

PENSION PLAN

     The Company does not have a pension plan, a defined benefit plan or an actuarial plan.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

     The Company does not have any employment agreements, termination-of-employment agreements or change-in-control agreements with any executive officer. However, The Colonel's and John Carpenter entered into an employment agreement dated July 15, 1996. Effective January 1, 1997, this agreement was transferred to CTA and Mr. Carpenter is now employed as CTA's President. Under the agreement, which has a five year term, Mr. Carpenter is paid a $100,000 annual salary in equal weekly installments. In addition, Mr. Carpenter is paid a bonus of $0.10 for each bedliner sold by CTA, payable monthly. The agreement may be terminated by either party for just cause. In addition, CTA could terminate the agreement without cause, in which case CTA would be required to pay Mr. Carpenter three months' salary plus any accrued but unpaid salary and bonus as of the date of termination. The agreement also contains Mr. Carpenter's covenant not to compete for a period of two years from the date of the termination of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1997, Messrs. Gans and Parr were the members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 1997. Neither Mr. Gans nor Mr. Parr has any employment relationship with the Company or any of its subsidiaries. Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, the Company and The Colonel's, Inc. retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company and/or The Colonel's, Inc. may retain Ted M. Gans, P.C. to render certain legal services during the current year.

          COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     In April 1996, the Board of Directors appointed Messrs. Frisina and Gans to the Compensation Committee. However, in February 1997, the Board appointed Messrs. Parr and Darcy to replace Mr. Frisina on the Compensation Committee. Mr. Darcy later resigned from his position as a Director of the Company. The Compensation Committee thus currently consists of Messrs. Gans and Parr.

     The basic compensation philosophy of the Company is to provide competitive salaries. The Company's executive compensation policies are designed to achieve two primary objectives:

     - Attract and retain well-qualified executives who will lead the Company and achieve and inspire superior performance;

     - Provide incentives for the achievement of long-term financial goals.

     Executive compensation consists primarily of two components: base salary and benefits; and amounts paid (if any) under the Company's Long-Term Incentive Plan (the "LTIP"). Each component of compensation is designed to accomplish one or both of the compensation objectives.

     The participation of specific executive officers and other key employees in the Company's LTIP is recommended by the Board's Compensation Committee and all recommendations (including the level of participation) are reviewed, modified (to the extent appropriate) and approved by the Board.

BASE SALARY

     To attract and retain well-qualified executives, it is the Compensation Committee's policy to establish base salaries at levels and provide benefit packages that are considered to be competitive. Base salaries of executive officers are determined by the Board of Directors on an individual basis. In determining the base salary for an executive officer, the Compensation Committee will recommend to the full Board for approval a base salary for the officer determined by the Compensation Committee taking into consideration factors including: (1) the individual's performance, (2) the individual's contributions to the Company's success,
(3) the level and scope of the individual's responsibilities, (4) the individual's tenure with the Company and in his or her position and (5) pay practices for similar positions by comparable companies.

LONG-TERM INCENTIVE PLAN

     The LTIP is used primarily to grant stock options. However, the LTIP also permits grants of restricted stock, stock awards, stock appreciation rights and tax benefit rights if determined to be desirable to advance the purposes of the LTIP. These grants and awards are referred to as "Incentive Awards." By combining in a single plan many types of incentives commonly used in long-term incentive compensation programs, the LTIP provides significant flexibility to the Compensation Committee to tailor specific long-term incentives that would best promote the objectives of the LTIP and in turn promote the interests of the Company's shareholders.

     Directors, executive officers and other key employees of the Company and its subsidiaries are eligible to receive Incentive Awards under the LTIP. A maximum of 4,000,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the LTIP. Of the 4,000,000 shares authorized for Incentive Awards under the LTIP, only one-half can be awarded as restricted stock.

     The LTIP is administered by the Compensation Committee, which is comprised of non-employee Directors, none of whom participates or is eligible to participate in any long-term incentive plan of the Company or its subsidiaries, except for nondiscretionary stock option grants based upon a specified formula, and if the Board so determines, each of whom must be an "outside director" as defined in the rules issued pursuant to Section 162(m) of the Internal Revenue Code. The Compensation Committee makes determinations, subject to the terms of the LTIP, as to the persons to receive Incentive Awards, the amount of Incentive Awards to be granted to each person, the terms of each grant and all other determinations necessary or advisable for administration of the LTIP.

     The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. During fiscal 1997, Mr. Gans, as a non-employee Director of the Company, received automatic
stock option grants covering a total of 1,185 shares of Common Stock.   Mr.
Parr received automatic stock option grants covering a total of 1,735 shares of Common Stock. In addition, in February 1997, the Company's Board of Directors granted non-employee Directors (which are Mrs. Williamson, Mr. Parr, Mr. Gorman, Mr. Frisina and Mr. Gans) each options to acquire up to 5,000 shares of the Company's Common Stock. The Board of Directors believes that these grants were helpful in attracting these persons to become Directors of the Company. These options vested and became exercisable on August 20, 1997, and must be exercised (if at all) no later than February 20, 2007. The option exercise price is $6.50 per share of Common Stock. (See also notes 3 and 5 to "Security Ownership of Management.")

CHIEF EXECUTIVE OFFICER

     Mr. Stevens, the Company's current Chief Executive Officer, did not draw a salary from the Company during 1997. Mr. McCloskey, who was Chief Executive Officer of the Company during part of 1997, resigned effective June 30, 1997. The Company is currently examining possible candidates for this position. The Compensation of a Chief Executive Officer would generally be based on the policies described above.

SECTION 162(M)

     Section 162(m) of the Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 1998 or in future years by reason of actions expected to be taken in 1998.

                                   Respectfully submitted,

                                   Ted M. Gans
                                   Ben C. Parr

                       STOCK PRICE PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Common Stock to the NASDAQ Domestic Index and an index of peer companies that produce automobile replacement parts, assuming an investment of $100.00 at the beginning of the period indicated. Because the Company's Common Stock has been traded on the NASDAQ SmallCap Market only since January 2, 1996, the graph covers only the period from January 2, 1996, to the end of fiscal year 1997.

     The NASDAQ Domestic Index is a broad equity market index consisting of certain domestic companies traded on the NASDAQ Stock Market. The index of peer companies was constructed by the Company and includes the companies listed in the footnote to the graph below. In constructing the peer index, the return of each peer group company was weighted according to its respective stock market capitalization at the beginning of each period indicated. Cumulative total stockholder return is measured by dividing:
(i) the sum of (a) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (b) the difference between the share price at the end and the beginning of the measurement period; by (ii) the share price at the beginning of the measurement period.


                         COMPARISON OF CUMULATIVE
                         TOTAL STOCKHOLDER RETURN






                                  [GRAPH]






[FN]
<F1> The index of peer companies consists of Boyds Wheels, Inc.; Deflecta-
     Shield Corp.; Echlin Inc.; Edelbrock Corporation; Exide Corporation; Federal Mogul Corp.; Genuine Parts Company; JPE, Inc.; Motorcar Parts & Accessories, Inc.; OEA, Inc.; R & B Inc.; SPX Corp.; Standard Motor Products, Inc.; Stant Corp.; and Thompson PBE, Inc.

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

                                             NASDAQ                   PEER
     JANUARY 1,      THE COMPANY         DOMESTIC INDEX               INDEX
     ----------      -----------         --------------               -----
       1996            100.00                100.00                   100.00
       1997             69.23                123.00                   108.23
       1998            103.85                146.71                   131.18


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     At the close of business on March 20, 1998, 24,177,805 shares of Common Stock were issued and outstanding. Each share of Common Stock issued and outstanding on the record date entitles its holder to one vote in person or by proxy on each matter presented for shareholder action.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

          The following persons beneficially owned more than five percent of the outstanding shares of Common Stock as of March 20, 1998:

    NAME AND ADDRESS                       AMOUNT OF                     NATURE OF
     OF BENEFICIAL                         BENEFICIAL                    BENEFICIAL                       PERCENT OF
 OWNER OF COMMON STOCK                     OWNERSHIP                     OWNERSHIP                        CLASS<F1>
 ---------------------                     ---------                     ---------                        ----------
Donald J. Williamson<F2>                11,934,580 shares       Sole voting and investment power            49.23%
620 South Platt Road                    11,639,235 shares       Shared voting and investment power          48.01%
Milan, MI 48160

Patsy L. Williamson<F2>                 11,639,235 shares       Sole voting and investment power            48.01%
620 South Platt Road                    11,934,580 shares       Shared voting and investment power          49.23%
Milan, MI 48160
-----------------------------------

<F1> See note 1 to the following table.
<F2> See note 2 to the following table.

SECURITY OWNERSHIP OF MANAGEMENT

       The following table shows the beneficial ownership of shares of Common Stock, held as of March 20, 1998, by each director, each nominee for election as director, each of the named executive officers (as defined in the Summary Compensation Table) and by all directors and executive officers of the Company as a group:

                                             AMOUNT OF
       NAME OF                               BENEFICIAL                  NATURE OF                       PERCENT OF
   BENEFICIAL OWNER                          OWNERSHIP              BENEFICIAL OWNERSHIP                 CLASS<F1>
   ----------------                          ---------              --------------------                -----------
Donald J. Williamson<F2><F3>                 11,934,580        Sole voting and investment power            49.23%
                                             11,639,235        Shared voting and investment power          48.01%

Patsy L. Williamson<F2><F3><F4>              11,639,235        Sole voting and investment power            48.01%
                                             11,934,580        Shared voting and investment power          49.23%

Mark D. Stevens<F3>                               5,700        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

                                             AMOUNT OF
       NAME OF                               BENEFICIAL                  NATURE OF                       PERCENT OF
   BENEFICIAL OWNER                          OWNERSHIP              BENEFICIAL OWNERSHIP                 CLASS<F1>
   ----------------                          ---------              --------------------                -----------
Michael J. McCloskey<F4>                              0        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

Ben C. Parr<F3><F5>                               6,735        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

Donald R. Gorman<F3><F5>                          6,735        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

J. Daniel Frisina<F3><F5>                         7,260        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

Ted M. Gans<F3><F5>                               7,260        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

Mark German<F6>                                       0        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

William Singleterry<F7>                           5,000        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>


John Carpenter<F7>                                    0        Sole voting and investment power             <F*>
                                                      0        Shared voting and investment power           <F*>

Directors and Officers                       23,612,505        Sole voting and investment power            97.40%
as a group                                            0        Shared voting and investment power           0.00%
---------------------------------------

<F*> Does not exceed 1%.

<F1> PERCENTAGES:  The percentages set forth in this column were calculated on the basis of (i) 24,177,805 shares of Common Stock outstanding as of March 20, 1998 plus (ii) 66,175 shares of Common Stock subject to options that were exercisable on March 20, 1998 or that will become exercisable within 60 days after March 20, 1998. Shares subject to such options are deemed to be outstanding for purposes of this chart.

<F2> THE WILLIAMSONS:  In the mergers by which Brainerd International,
     Inc., the Company's predecessor, merged with and into the Company and by which The Colonel's, Inc. became a wholly owned subsidiary of the Company, a total of 23,500,000 shares of Common Stock in the Company were issued to Donald J. Williamson and Patsy L. Williamson, proportionate to their ownership of shares of common stock of The Colonel's, Inc. Because they are married, each is deemed to be the beneficial owner of all of the stock owned by both of them. In addition, Mrs. Williamson also has options to acquire 6,735 shares of Common Stock that were exercisable as of March 20, 1998.

<F3> STOCK OPTION GRANTS TO DIRECTORS: Pursuant to the Company's 1995 Long-
     Term Incentive Plan (the "LTIP"), the Company's Board of Directors in February 1997 granted each non-employee Director of the Company (Mrs. Williamson, Mr. Parr, Mr. Gorman, Mr. Darcy, Mr. Frisina and Mr. Gans) options to acquire up to 5,000 shares of Common Stock. These stock options were exercisable as of March 20, 1998 and thus the shares subject to the options were considered "beneficially owned" by these persons on that date. The Board of Directors also granted Mr. Stevens options to acquire 5,000 shares of Common Stock, which options were exercisable as of March 20, 1998.

<F4> MICHAEL J. MCCLOSKEY:  Mr. McCloskey resigned as Chief Executive
     Officer as of June 30, 1997. Mr. McCloskey had been granted certain options to acquire Common Stock. However, these options were canceled upon Mr. McCloskey's resignation. See "Summary Compensation Table."

<F5> AUTOMATIC STOCK OPTION GRANTS TO NON-EMPLOYEE DIRECTORS:   Under the
     LTIP, each non-employee director of the Company receives an automatic grant of options in March and September of each year. The number of options granted started at 500 per grant when the LTIP was inaugurated in 1996. For each grant after that time, the number of options granted increases by five percent from the previous grant.
     Furthermore, when a new non-employee Director is elected or appointed to the Board, he or she will immediately receive options in an amount equal to the last grant. Messrs. Frisina and Gans each received options to purchase a total of 1,185 shares of Common Stock pursuant to these automatic grant provisions during 1997. Messrs. Parr and Gorman and Mrs. Williamson each received options to purchase a total of 1,735 shares pursuant to these provisions in 1997, import due to the fact that each of them received options to purchase 550 shares upon their appointment to the Board of Directors in February 1997. All of the foregoing options are currently exercisable. Messrs. Frisina, Gans, Parr and Gorman and Ms. Williamson were each granted options to purchase 635 shares of Common Stock on March 1, 1998. However, these options are not yet exercisable.

<F6> MARK GERMAN: As of March 20, 1998, Mr. German, a nominee for Director at the Company's 1998 Annual Meeting of Shareholders, did not own or have any beneficial interest in any shares of Common Stock. However, Mr. German will receive shares of Common Stock in connection with an acquisition by a wholly owned subsidiary of the Company of four corporations of which Mr. German is the majority shareholder.

<F7> STOCK OPTION GRANTS TO OFFICERS: In February 1997, Mr. Singleterry was
     granted options to acquire up to 5,000 shares of Common Stock. These stock options are currently exercisable and are considered beneficially owned by Mr. Singleterry. In February 1997, Mr. Carpenter was granted options to acquire up to 600 shares of Common Stock. However, Mr. Carpenter declined these options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company and its subsidiaries are parties to certain transactions with related parties which are summarized below.

     LEASE OF MILAN, MICHIGAN FACILITY AND OWOSSO, MICHIGAN FACILITY. In June of 1993, The Colonel's began leasing its Milan, Michigan, facility from 620 Platt Road, LLC. Donald J. Williamson and Patsy L. Williamson, the majority shareholders of the Company, are the sole members of 620 Platt Road, LLC. Rent expense to The Colonel's for the Milan facility was $1,050,000 for the year ending December 31, 1997, including three months' worth of prepaid rent expense. CTA leases its Owosso, Michigan facility from 620 Platt Road, LLC. Rent expense on this lease was $300,000 for the year ending December 31, 1997, including three months' worth of prepaid rent expense. Mr. Williamson is a nominee for election as a Director at the forthcoming 1998 Annual Meeting of Shareholders.

     WILLIAMSON BUICK-GMC, INC. Patsy L. Williamson owns all of the outstanding capital stock of Williamson Buick-GMC, Inc. (formerly Blain Buick-GMC Truck, Inc.) ("Buick"). Buick is an automobile dealership located in Flint, Michigan. Mrs. Williamson is a majority shareholder and a Director of the Company. The Colonel's engages in certain transactions with Buick, including the purchase of automobiles, parts, and automotive service and the lease of certain property from which rental income is earned. During 1997, purchases of automobiles, parts and services by The
Colonel's from Buick were in the amount of $66,831.   CTA sold $110,043
worth of bedliners to Buick in 1997.

     PROMISSORY NOTE FROM DONALD J. WILLIAMSON. During 1997, the Company loaned an aggregate total of $1,044,956 to Donald J. Williamson, a majority shareholder of the Company and a nominee for election as a Director at the forthcoming 1998 Annual Meeting of Shareholders, pursuant to two promissory notes executed in June and September 1997, respectively. These notes bear interest at 8% and are due in bi-annual installments beginning in September 1998.

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

     MARK GERMAN. Mark German is a nominee for election as a Director at the forthcoming 1998 Annual Meeting of Shareholders. The Company and its newly formed subsidiary The Colonel's Rugged Liner, Inc., in March 1998 entered into an agreement and plan of merger to acquire four Pennsylvania corporations (the "Rugged Liner Companies"), each of which Mr. German is the majority shareholder. In the transactions, the Company will pay an aggregate of $4,250,000 in cash and issue an aggregate of $4,250,000 worth of the Company's Common Stock to the shareholders of the Rugged Liner Companies, subject to adjustment as set forth in the agreement and plan of merger. The terms of the transaction were arrived at pursuant to negotiations between the Company and Mr. German.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     ITEM 14(A)(1).  FINANCIAL STATEMENTS.  Attached as Appendix A.

     The following consolidated financial statements of The Colonel's International, Inc. and subsidiaries are filed as a part of this report:

          *    Auditors' Report
          *    Consolidated Balance Sheets as of December 31, 1997 and 1996
          * Consolidated Statements of Income for years ended December 31, 1997, 1996 and 1995
          * Consolidated Statements of Stockholders' Equity for years ended December 31, 1997, 1996 and 1995
          * Consolidated Statements of Cash Flows for years ended December 31, 1997, 1996 and 1995
          * Notes to Consolidated Financial Statements for years ended December 31, 1997, 1996 and 1995
          *    Independent Auditors' Report on Schedule II
          *    Schedule II - Valuation and Qualifying Accounts
          *    Report of Management

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

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

4.2       Bylaws.  See Exhibit 3.2 above.

10.1 1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.<F*>

10.2 Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1987.<F*>

10.3 Form of Non-Statutory Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1987.<F*>

10.4 Form of Incentive Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1987.<F*>

10.5 Office Lease Agreement dated January 23, 1991 between Brainerd International, Inc. and Woodland Office Partnership.
          Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1990.

10.6 Amendment dated December 11-12, 1991 to Office Lease Agreement (see Exhibit 10.5 above) between Brainerd International, Inc. and Woodland Office Partnership. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.7 Amendment dated February 1, 1994 to Office Lease Agreement (See Exhibits 10.5 and 10.6). Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.8      Lease Agreement between Brainerd International, Inc. and National
          Hot Rod Association, Inc. consisting of March 17, 1984 Lease Agreement; April 28, 1986 letter extending term to 1991; March 12, 1987 Letter of Amendment; and April 7, 1992 letter extending term to 1996 and amending agreement. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

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

10.12 Lease Agreement between 620 Platt Road, Inc. and The Colonel's, Inc. dated June 18, 1993 (for Milan, Michigan manufacturing facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.13 First Amendment to Lease Agreement between 620 Platt Road, L.L.C. (f/k/a 620 Platt Road, Inc.) and The Colonel's, Inc. dated June 16, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.14     Industrial/Warehouse Lease between JMB/Warehouse Associates
          Limited Partnership and The Colonel's, Inc. dated August 1, 1993 (for Houston, Texas warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.15 Lease Agreement between Industrial Properties Corporation and The Colonel's, Inc. dated September 15, 1992 (for Dallas, Texas warehouse distribution facility). Incorporated by reference from Amendment
          No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.16 Standard Industrial Lease between Revco D.S., Inc. and The Colonel's, Inc. dated February 5, 1993 (for Phoenix (Glendale), Arizona warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.17 Lease Schedule and Agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995.

10.18 Lease Schedule and Agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996.

10.19 Lease Schedule and Agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated November 15, 1996.

10.20     Lease Agreement between 620 South Platt Road, Inc. and The
          Colonel's, Inc. dated October 1, 1995.    Incorporated by
          reference from Exhibit 10.43 to the Registrant's Report on Form 10-K for the year ended December 31, 1997.

10.21 Loan Agreement between The Colonel's International, Inc. and subsidiaries and Comerica Bank dated May 28, 1997.

10.22 Master Revolving Note between Comerica Bank and The Colonel's International, Inc. and subsidiaries dated March 17, 1998.

10.23 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996.<F*>

10.24 Client Service Agreement between Designed Administrative Resources Technologies, Inc. and The Colonel's, Inc., dated July 20, 1997.

10.25 Addendum to Lease dated February 20, 1998, between Brainerd International, Inc., and Woodland Office Partnership (see Exhibits
          10.5 - 10.7).

10.26 Sponsorship Agreement between Brainerd International Raceway, Inc. and Viking Coca-Cola Bottling Company dated February 28, 1998.

10.27 Agreement between Brainerd International Raceway, Inc. and Sports Marketing Enterprises dated February 25, 1998.

21        Subsidiaries of the Registrant

23        Consent of Independent Auditors

24        Powers of Attorney

27        Financial Data Schedule

          The Company has determined that restatement of its quarterly and annual financial data schedules from December 31, 1995 through December 31, 1997 is not required.
--------------------
[FN]
<F*> Management contract or compensatory plan or arrangement.


     ITEM 14(b).    REPORTS ON FORM 8-K.

     Not applicable.

                                SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.


Dated: April 13, 1998         By: */S/ MARK D. STEVENS
                                      Mark D. Stevens
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)


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

            SIGNATURE                 TITLE                   DATE

*/S/MARK D. STEVENS         Chief Executive Officer,      April 13, 1998
Mark D. Stevens             President and Director

*/S/PATSY L. WILLIAMSON     Chairperson of the Board      April 13, 1998
Patsy L. Williamson         and Director

*/S/J. DANIEL FRISINA       Director                      April 13, 1998
J. Daniel Frisina

*/S/TED M. GANS             Director                      April 13, 1998
Ted M. Gans

/S/BEN C. PARR              Director                      April 13, 1998
Ben C. Parr

*/S/DONALD GORMAN           Director                      April 13, 1998
Donald Gorman


*By  /S/ RICHARD S. SCHOENFELDT
     Richard S. Schoenfeldt
     Attorney-in-fact

                                APPENDIX A

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
The Colonel's International, Inc.
Milan, Michigan

We have audited the accompanying consolidated balance sheets of The Colonel's International, Inc. (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/Deloitte & Touche LLP


Detroit, Michigan
March 24, 1998

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
-------------------------------------------------------------------------------------------------------

ASSETS                                                                    1997                 1996
CURRENT ASSETS:
    Cash                                                               $ 1,723,652          $   321,486
    Accounts receivable - trade (net of allowance for
        doubtful accounts of $493,000 and $575,000 at
        December 31, 1997 and 1996, respectively)                        3,973,528            3,605,281
    Inventories (Note 4)                                                 9,214,557            8,347,663
    Prepaid expenses                                                       425,476              226,670
    Note receivable - Related party (Notes 6 and 13)                       200,000
    Deferred taxes - current (Note 10)                                     635,000            1,045,000
    Current portion of deferred compensation (Note 11)                      95,667               52,000
    Other                                                                                        40,000
                                                                       -----------          -----------

            Total current assets                                        16,267,880           13,638,100

PROPERTY, PLANT AND EQUIPMENT - Net
    (Notes 5, 8 and 11)                                                 26,328,039           27,028,350

OTHER ASSETS:
    Note receivable - Related party (Notes 6 and 13)                       844,956
    Long-term portion of deferred compensation (Note 11)                   255,857              236,787
    Deposits                                                               630,486            1,156,868
    Goodwill                                                               379,816              366,497
    Other                                                                  233,246              183,693
                                                                       -----------          -----------

            Total other assets                                           2,344,361            1,943,845
                                                                       -----------          -----------

TOTAL ASSETS (Note 8)                                                  $44,940,280          $42,610,295
                                                                       ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY                                      1997                 1996
CURRENT LIABILITIES
    Notes payable (Note 7)                                             $ 6,000,000          $ 5,450,000
    Current portion of long-term obligations (Note 8)                    3,166,741            3,868,733
    Accounts payable - trade                                             1,837,528            3,532,752
    Accrued expenses (Note 9)                                            1,134,637            2,561,361
    Current portion of deferred compensation (Note 11)                      95,667               52,000
    Income taxes payable                                                   925,549            1,195,000
                                                                       -----------          -----------

            Total current liabilities                                   13,160,122           16,659,846

LONG-TERM OBLIGATIONS, NET OF CURRENT
    PORTION (Note 8)                                                     8,844,055            6,321,175

LONG-TERM PORTION OF DEFERRED
    COMPENSATION (Note 11)                                                 255,857              236,787

DEFERRED TAXES - LONG-TERM (Note 10)                                     3,828,000            3,949,000

STOCKHOLDERS' EQUITY:
    Common stock; 35,000,000 shares authorized at $.01 par
    value, 24,177,805 shares issued and outstanding (Note 3)               241,778              241,778
    Additional paid-in capital                                           5,606,239            5,606,239
    Retained earnings                                                   13,004,229            9,595,470
                                                                       -----------          -----------

            Total stockholders' equity                                  18,852,246           15,443,487
                                                                       -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $44,940,280          $42,610,295
                                                                       ===========          ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1996
-----------------------------------------------------------------------------------------------------------

                                                           1997                1996                1995
SALES (Note 13)                                         $46,350,114         $40,263,082         $28,503,726

COST OF SALES (Note 13)                                  33,245,888          28,140,066          19,998,308
                                                        -----------         -----------         -----------

GROSS PROFIT                                             13,104,226          12,123,016           8,505,418

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES                                              6,790,311           6,931,713           3,534,648
                                                        -----------         -----------         -----------

        Income from operations                            6,313,915           5,191,303           4,970,770

OTHER INCOME (EXPENSE):
    Interest expense                                     (1,299,488)         (1,214,400)           (971,623)
    Interest income (Note 13)                               170,101              71,730             119,628
    Rental income (Note 13)                                  65,000              60,000              71,000
    Other                                                   105,231             (37,647)              5,699
                                                        -----------         -----------         -----------

    Other expense, net                                     (959,156)         (1,120,317)           (775,296)
                                                        -----------         -----------         -----------

NET INCOME BEFORE INCOME TAXES                            5,354,759           4,070,986           4,195,474

PROVISION FOR INCOME TAXES (Note 10)                      1,946,000           1,549,000           2,333,000
                                                        -----------         -----------         -----------

NET INCOME                                              $ 3,408,759         $ 2,521,986         $ 1,862,474
                                                        ===========         ===========         ===========

BASIC AND DILUTED
EARNINGS PER SHARE (Note 2)                             $      0.14         $      0.10
                                                        ===========         ===========
PROFORMA EARNINGS PER SHARE (Note 2)                                                            $      0.11
                                                                                                ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
--------------------------------------------------------------------------------------------------------------------------------
                                                           COMMON STOCK            ADDITIONAL
                                                   --------------------------        PAID IN        RETAINED
                                                      SHARES          AMOUNT         CAPITAL        EARNINGS           TOTAL
BALANCE, JANUARY 1, 1995                             6,021,000      $ 602,100      $ 1,244,511     $11,641,343      $13,487,954

    Net income                                                                                       1,862,474        1,862,474

    Transactions with stockholders (Note 13)                                                        (6,430,333)      (6,430,333)

    Change in par value from $.10 to $.01                            (596,079)         596,079

    Exchange of common shares to affect
        merger (Note 3)                             18,156,805        235,757        3,717,243                        3,953,000
                                                    ----------      ---------      -----------     -----------      -----------

BALANCE, DECEMBER 31,1995                           24,177,805        241,778        5,557,833       7,073,484       12,873,095

    Net Income                                                                                       2,521,986        2,521,986

    Transactions with stockholders (Note 13)                                            48,406                           48,406
                                                    ----------      ---------      -----------     -----------      -----------

BALANCE, DECEMBER 31, 1996                          24,177,805        241,778        5,606,239       9,595,470       15,443,487

    Net income                                                                                       3,408,759        3,408,759
                                                    ----------      ---------      -----------     -----------      -----------

BALANCE, DECEMBER 31,1997                           24,177,805      $ 241,778      $ 5,606,239     $13,004,229      $18,852,246
                                                    ==========      =========      ===========     ===========      ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
----------------------------------------------------------------------------------------------------------
                                                              1997              1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                             $ 3,408,759       $ 2,521,986       $ 1,862,474
    Adjustments to reconcile net income to net cash
        provided by operations:
           Depreciation and amortization                     4,428,877         3,751,121         2,673,758
           Deferred tax provision                              289,000          (193,000)        2,333,000
      (Gain) loss on sale of property, plant
        and equipment                                          (85,019)          (24,041)           22,573
      Changes in assets and liabilities that provided
        (used) cash, net of effects from the
        1997 and 1995 acquisitions:
      Accounts receivable:
          Trade                                               (368,247)       (1,313,169)          182,453
          Insurance                                                                              4,352,239
      Inventories                                             (866,894)       (1,541,757)         (683,346)
      Prepaid expenses                                        (198,806)          (61,978)           90,998
      Other Assets                                            (134,662)
      Accounts payable                                      (1,695,223)          594,258            71,600
      Accrued expenses                                      (1,426,724)          130,287        (2,855,361)
      Income taxes payable                                    (269,451)        1,195,000
                                                           -----------       -----------       -----------

        Net cash provided by operating activities            3,081,610         5,058,707         8,050,388

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition, net of cash acquired                                                              277,237
    Expenditures for property, plant and equipment          (3,383,578)       (3,214,198)       (2,734,576)
    Proceeds from sale of property, plant and
        equipment                                            1,229,782            99,326             8,964
    Net change in deposits (principally for tooling
         and equipment)                                       (522,873)       (1,632,215)       (1,540,845)
    Additions to notes receivable - related party           (1,044,956)                         (1,243,291)
    Payments received on notes receivable -
        related party                                                            490,000         1,205,117
    Payments received on notes receivable - other                                302,401           237,209
    Proceeds from sale of assets held for sale                  23,000            35,000           275,000
                                                           -----------       -----------       -----------

        Net cash used in investing activities               (3,698,625)       (3,919,686)       (3,515,185)


CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) under notes payable              550,000         1,270,000        (1,820,000)
    Proceeds from long-term obligations                      7,033,387           580,015         6,000,062
    Principal payments on long-term debt                    (4,686,213)       (3,028,821)       (2,956,790)
    Principal payments on obligations under
        capital leases                                        (877,993)         (273,019)         (126,218)
    Distributions paid to stockholders                                                          (5,162,253)
                                                           -----------       -----------       -----------

        Net cash provided by (used in)
           financing activities                              2,019,181        (1,451,825)       (4,065,199)
                                                           -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                              1,402,166          (312,804)          470,004

CASH, BEGINNING OF YEAR                                        321,486           634,290           164,286
                                                           -----------       -----------       -----------

CASH, END OF YEAR                                          $ 1,723,652       $   321,486       $   634,290
                                                           ===========       ===========       ===========
                                                                                                            (Continued)

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
----------------------------------------------------------------------------------------------------------------
                                                                     1997             1996              1995
SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION - Cash paid during
    the year for interest                                          $1,308,875       $1,145,817        $  910,706
                                                                   ==========       ==========        ==========

    Cash paid during the year for income taxes                     $2,209,268
                                                                   ==========

SUPPLEMENTAL SCHEDULES OF
    NONCASH FINANCING AND
    INVESTING ACTIVITIES:

Property additions from issuance of capital leases                 $  351,705       $3,483,673        $2,689,007
                                                                   ==========       ==========        ==========

Increase in deposits from noncash interim financing                                 $1,396,611        $2,087,061
                                                                                    ==========        ==========

Transfer of deposits to property, plant and equipment
  relating to property placed in service                           $1,049,255       $3,171,589
                                                                   ==========       ==========


        Stockholder contribution of deposit on land                                 $   48,406
                                                                                    ==========

        Reclassification of note receivable as
           stockholder distribution                                                                   $1,482,024
                                                                                                      ==========

        Property received as payment on note
           receivable                                                                                 $  473,477
                                                                                                      ==========

        Inventory received as payment on note
           receivable                                                                                 $  425,976
                                                                                                      ==========

        Stockholder contribution of note receivable                                                   $  213,944
                                                                                                      ==========

        Note payable received on sale of property                                                     $   60,000
                                                                                                      ==========

See notes to consolidated financial statements.                 (Concluded)

THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
---------------------------------------------------------------------------

1.   ORGANIZATION

     The Colonel's International, Inc. (the "Company") is a holding company for three wholly owned subsidiaries, The Colonel's, Inc. (the "Colonel's"), the Colonel's Truck Accessories, Inc. ("CTA") and Brainerd International Raceway, Inc. ("BIR"). The Colonel's was incorporated in Michigan in 1982 and principally designs, manufactures and distributes plastic automotive bumper fascias and miscellaneous reinforcement beams and brackets, as replacement collision parts to the automotive aftermarket industry in North America. The Colonel's manufactures its products using reaction injection molding and plastic injection molding technology and sells its products through warehouses and a network of distributors. CTA began operations on January 1, 1996 and was subsequently incorporated in Michigan in 1997. CTA produces truck bedliners for sale to new vehicle dealers and the automotive aftermarket. CTA also owns several retail stores and sells manufactured bedliners and other truck accessories. BIR was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. BIR organizes and promotes various spectator events relating to road and drag races.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, The Colonel's, CTA and BIR, from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.

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

     REVENUE RECOGNITION - For sales of product, revenue is recognized at the time the product is shipped to customers. For service sales, revenue is recognized when earned.

     GOODWILL - Goodwill is being amortized using the straight-line method over 7 years.

     RECOVERABILITY OF ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

     ACCRUED LEGAL FEES - Anticipated legal and other professional fees are accrued in the same period that the related matters are accrued.

     ACCRUED ENVIRONMENTAL COSTS - The Company accounts for environmental costs when environmental assessments or remedial efforts are probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincide with the earlier of a feasibility study or the Company's commitment to a plan of action based on the known facts. Accruals are recorded based on existing technology available, presently enacted laws and regulations, and without giving effect to insurance proceeds. Such accruals are not discounted. As assessments and cleanups proceed, environmental accruals are periodically reviewed and adjusted as additional information becomes available as to the nature or extent of contamination, methods of remediation required, and other actions by governmental agencies or private parties.

     INCOME TAX - The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

     Effective December 31, 1995, The Colonel's changed its tax status from an S Corporation to a C Corporation for federal income tax purposes. Prior to December 31, 1995, The Colonel's income was not taxable to the company and was passed through to its stockholders.

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

     NET INCOME PER SHARE - In accordance with SFAS 128, basic earnings per share for 1997 and 1996 was calculated as net income divided by the weighted average number of common shares outstanding (24,177,805). Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding (24,177,805) increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued (701) and
     (160) for 1997 and 1996, respectively. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same. (Note 12).

     On March 1, 1997, options to purchase 2,900 shares of common stock at $8.00 per share were issued. These options were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares outstanding during 1997. The options, which expire on February 28, 2007, were still outstanding at the end of 1997.

     Pro forma net income per share for 1995 was computed by dividing net income, adjusted to give effect to the change in tax status of The Colonel's as if such change and the acquisition had occurred at the beginning of the period, by the weighted average common shares outstanding (24,177,805). There were no dilutive shares for 1995.

     RECLASSIFICATIONS - Certain 1996 and 1995 amounts have been reclassified to conform to the 1997 presentation.

3.   BUSINESS COMBINATION

     During 1997, the Company acquired inventory of $904,000, accounts receivable of $20,000, deposits of $20,000 and fixed assets of $497,000 in four separate purchases. The total cash paid for the assets was approximately $1,525,000. The acquisitions have been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. Goodwill of approximately $84,000 has been recorded as a result of these acquisitions and is being amortized over seven years. These acquisitions were made for the purpose of expanding CTA.

     Effective December 31, 1995, the Company completed its merger with the Colonel's. The Company issued 23,500,000 shares of its common stock in exchange for all of the outstanding common stock of BIR. For accounting purposes, the acquisition has been treated as a recapitalization of the Colonel's with the Colonel's as the acquiror ("reverse acquisition"). The purchase price of $3,953,000 was allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of acquisition. The excess of the purchase price over the estimated fair values of the net assets acquired, totaling $425,609, has been recorded as goodwill, and is being amortized over 7 years. The estimated fair value of assets acquired and liabilities assumed are summarized as follows: current assets of $277,237; property, plant and equipment of $4,682,400; other assets of $25,556; current liabilities of $243,803; long-term liabilities of $450,000 and deferred tax liabilities of $764,000.

     The following pro forma financial information (unaudited) is presented for the year ended December 31, 1995, as if the purchase of BIR had occurred on January 1, 1995.

            (IN THOUSANDS)                  1995
            Revenue                       $31,382
                                          =======

            Income before taxes           $ 4,385
                                          =======

            Net income                    $ 2,915
                                          =======

            Earnings per share            $  0.12
                                          =======

4.  INVENTORIES

    Inventories at December 31 are summarized as follows:

                                          1997             1996
            Finished products          $8,644,944       $7,213,704
            Raw materials                 569,613        1,133,959
                                       ----------       ----------

            Total inventories          $9,214,557       $8,347,663
                                       ==========       ==========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized as follows:

                                                                          1997                 1996
        Land and improvements                                          $ 2,504,400          $ 3,619,717
        Track                                                            1,533,760            1,533,760
        Buildings                                                          930,393              793,990
        Leasehold improvements                                           1,684,643              707,076
        Bleachers and fencing                                              755,662              731,886
        Equipment (including equipment under capital lease)             15,016,019           14,316,710
        Transportation equipment                                         1,090,030            1,000,690
        Furniture and fixtures                                             741,373              611,510
        Tooling                                                         25,709,982           23,229,532
        Construction in progress                                            88,956
                                                                       -----------          -----------
            Total                                                       50,055,218           46,544,871
        Less accumulated depreciation and amortization                 (23,727,179)         (19,516,521)
                                                                       -----------          -----------

        Net property, plant and equipment                              $26,328,039          $27,028,350
                                                                       ===========          ===========

    The gross amount of equipment recorded under capital leases was $7,709,814 and $7,358,109 at December 31, 1997 and 1996, respectively.
    The related accumulated depreciation was $2,181,961 and $1,245,451 at December 31, 1997 and 1996, respectively.

    The Company purchased land in Florida for a total of $1,115,000 in 1996. During 1997, this land was sold for $1,207,000.

6.  NOTE RECEIVABLE - RELATED PARTY

    The note receivable from the majority stockholder is due in bi-annual installments beginning September 1, 1998, and bears interest at 8%.

7.  LINE OF CREDIT AND NOTE PAYABLE

    Notes payable at December 31 consist of the following:

                                                                               1997                 1996
   Line of credit with a bank, interest is due monthly
             at the bank's prime rate (8.5% at December 31, 1997)            $6,000,000           $4,450,000
          Bridge note payable to a bank, interest is due
             monthly at the bank's prime rate plus 1/2%,
             due May 1997                                                                          1,000,000
                                                                             ----------           ----------

          Total                                                              $6,000,000           $5,450,000
                                                                             ==========           ==========

     The line of credit with a bank was renegotiated in May 1997, which increased maximum borrowings from $4,500,000 to $6,000,000. The line expires in May 1998.

     The above line of credit and note payable are with the same bank as the term notes (Note 8) and are secured by the same collateral. The weighted average interest rate on the line and note were 8.48% and 8.31% in 1997 and 1996, respectively.

     The bridge note payable from a bank represents amounts advanced to the Company for the purchase of land in Florida which was subsequently sold. The bridge note was paid in full in May 1997 with proceeds from a $7,000,000 term note (See Note 8).

8.   LONG-TERM OBLIGATIONS

     Long-term obligations at December 31 consist of the following:

                                                                          1997                 1996
   Term note payable to a bank, monthly principal
            payments of $167,000 plus interest at the bank's
            prime rate plus 1/4% (effective rate of 8.75%
            at December 31, 1997) through November 2000,
            and secured by the Company's assets                        $ 5,831,000
          Term note payable to a bank, monthly principal
            payments of $200,000 plus interest at the bank's
            prime rate plus 1/2% (effective rate of 8.75%
            at December 31, 1996) through November 1997                                     $ 2,600,000




          Mortgage payable to bank, interest at 9.25%,
            payable in monthly installments of $52,000
            through May 1998, and secured by underlying
            property                                                                            796,908
          Mortgage payable to a bank, interest at the bank's
            prime rate plus 2% (effective rate of 10.50% at
            December 31, 1997), annual principal payments
            of $50,000 plus interest due quarterly, through
            September 2004.  Secured by underlying property                350,000              400,000
          Capital lease obligations through December 2002;
            monthly installments of $62,771 including
            interest at rates between 7.5% and 8.75%,
            collateralized by the related machinery and
            equipment (see Note 11)                                      5,214,866            5,967,897
          Capital lease obligation through March 1999;
            monthly installments of $15,987 including
            interest at 8.5%                                               226,744
          Vehicle financing                                                212,065              231,365
          Other                                                            176,121              193,738
                                                                       -----------          -----------
              Total                                                     12,010,796           10,189,908
          Less current portion                                          (3,166,741)          (3,868,733)
                                                                       -----------          -----------

          Long-term                                                    $ 8,844,055          $ 6,321,175
                                                                       ===========          ===========

     On May 28, 1997, the Company executed a $7,000,000 term note which requires monthly principal payments of $167,000 plus interest. The proceeds from this term note were used to pay the remaining balance due on the term note obtained in April 1995 which called for payments of $200,000 plus interest on a monthly basis. The proceeds were also used to pay the remaining balance due on a mortgage payable, which required monthly installments of $52,000 through May 1998. The $7,000,000 term note proceeds were also used to pay a $1,000,000 bridge note payable (see Note 7).

     This bank loan agreement is collateralized by all of the Company's assets and contains certain covenants which require the Company to maintain minimum levels of net worth and not to exceed certain debt ratios. The Company was out of compliance with one covenant at December 31, 1997; however, the Company obtained a waiver from the bank.

     The scheduled future repayments of long-term obligations at December 31, 1997 are as follows:

                    1998                      $ 3,166,741
                    1999                        3,093,139
                    2000                        2,879,878
                    2001                        1,194,722
                    2002                        1,168,945
                    Thereafter                    507,371
                                              -----------

                    Total                     $12,010,796
                                              ===========

9.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                                                           1997                 1996
          Accrued legal (Note 14)                                       $  513,977           $1,136,516
          Accrued compensation for NuPar (Note 14)                                              100,000
          Accrued environmental costs (Note 15)                            100,000              598,717
          Accrued taxes                                                     55,301              417,165
          Other                                                            465,359              308,963
                                                                        ----------           ----------
          Total                                                         $1,134,637           $2,561,361
                                                                        ==========           ==========

10.  INCOME TAXES

     Effective December 31, 1995, the Company changed its tax status from a non-taxable entity to a taxable entity. As a result of this change, the Company recorded a $2,333,000 provision to reflect the tax consequences of the difference between the financial statements and the tax bases of assets and liabilities at that date.

     For the years ended December 31, the Company's provision for income taxes consists of the following:

                                                                          1997                 1996
          Current:
              Federal                                                   $1,516,000           $1,592,000
              State                                                        141,000              150,000
                                                                        ----------           ----------
                 Total current                                          $1,657,000           $1,742,000

          Deferred:
              Federal                                                      266,000             (182,000)
              State                                                         23,000              (11,000)
                                                                        ----------           ----------
                 Total deferred                                         $  289,000           $ (193,000)
                                                                        ----------           ----------

          Total provision for income taxes                              $1,946,000           $1,549,000
                                                                        ==========           ==========

     The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                           1997                 1996
          Current deferred tax assets:
              Allowance for doubtful accounts                          $   183,000          $   213,000
              Inventory obsolescence                                        99,000              115,000
              Accrued legal                                                190,000              458,000
              Accrued environmental cleanup                                 37,000              222,000
              Other                                                        126,000               37,000
                                                                       -----------          -----------
                   Total                                               $   635,000          $ 1,045,000
                                                                       ===========          ===========

          Noncurrent deferred tax assets (liabilities):
              Net operating loss carryforwards                             347,000              367,000
              Depreciation                                              (3,408,000)          (3,483,000)
              Other                                                       (327,000)            (372,000)
                                                                       -----------          -----------
                   Total                                                (3,388,000)          (3,488,000)
              Valuation allowance                                         (440,000)            (461,000)
                                                                       -----------          -----------

              Total                                                    $(3,828,000)         $(3,949,000)
                                                                       ===========          ===========

     The consolidated income tax provisions differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:

                                                                          1997                 1996
          Federal income tax at statutory rate                          $1,820,000           $1,385,000
          State taxes                                                      108,000              122,000
          Other                                                             18,000               42,000
                                                                        ----------           ----------

          Provision for income taxes                                    $1,946,000           $1,549,000
                                                                        ==========           ==========

          Effective tax rate                                                   36%                  38%
                                                                               ===                  ===

     At December 31, 1997, the Company has net operating loss and net capital loss carryforwards for tax purposes as follows:

                                                    NET                    NET
      EXPIRATION                               OPERATING LOSS          CAPITAL LOSS
         DATE                                  CARRYFORWARDS           CARRYFORWARDS
         1998                                                            $275,529
         2004                                    $142,646
         2005                                     598,794
         2008                                     278,040

     The Company has recorded a valuation allowance on 100% of these amounts because management believes it is more likely than not that the net operating loss and net capital loss carryforwards will not be utilized due to limitations in existing tax laws on their use.

11.  COMMITMENTS

     The Company leases trucks and equipment under capital leases (see Notes 5 and 8). The Company also leases warehouse and retail store space under noncancelable operating lease agreements. The warehouse leases require that the Company pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 1997 are summarized as follows:

                                                                          CAPITAL             OPERATING
                                                                          LEASES               LEASES
          Years ending December 31:
              1998                                                      $1,394,448          $ 1,991,585
              1999                                                       1,250,566            1,673,285
              2000                                                       1,202,605            1,310,491
              2001                                                       1,202,605            1,292,678
              2002                                                       1,202,605            1,295,078
              Thereafter                                                   420,287            3,479,877
                                                                        ----------          -----------

                  Total                                                  6,673,116          $11,042,994
                                                                                            -----------
          Less amount representing interest                              1,231,506
                                                                        ----------
                  Present value of minimum lease payments                5,441,610
          Less current maturities                                          994,895
                                                                        ----------

          Long-term portion of capital lease obligations                $4,446,715
                                                                        ==========

     Rent expense, including month to month rentals, was approximately $1,652,808, $1,364,000, and $1,447,000 for the years ended December
     31, 1997, 1996 and 1995, respectively. Included in rent expense are amounts paid to the related parties of the Company for rental of its principal operating facilities (Note 13).

     The Company entered into a ten-year consulting agreement beginning January 1, 1994, with the former president of the Company. The agreement guarantees him $52,000 per year. The Company may terminate this agreement, but is obligated to pay the remaining compensation due under the terms of the agreement. The Company recorded a liability and related deferred costs for the remaining compensation due under the terms of the agreement based upon the net present value of such payments. The deferred cost amount is being amortized to operations over the term of the agreement.

     The Company entered into a three year sales agency agreement beginning March 1, 1997, and will make guaranteed payments of $102,000 per year. The Company may terminate this agreement, but is obligated to pay a portion of the remaining compensation due under the terms of the agreement. The Company recorded a liability and related deferred costs for the portion assigned to compensation. The deferred cost amount is being amortized to operations over the term of the agreement.

     The Company has purchase commitments totaling $895,000 for tooling equipment to be received in 1998.

12.  STOCK OPTIONS

     The Company has an incentive stock option plan that provides for up to 3,000,000 shares of common stock options to key employees, executive officers and outside directors, and also permits the grant or award of restricted stock, stock appreciation rights or stock awards. The term of the option cannot exceed 10 years from the grant date. The vesting period for the options is 6 months.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" which was effective for the Company beginning January 1, 1996. This Statement encourages compensation cost to be measured based on the fair value of the equity instrument awarded. In accordance with this statement, the Company has elected to continue the application of Accounting Principles Board Opinion No. 25 which recognizes compensation cost based on the intrinsic value of the equity instrument award. If compensation costs had been determined in accordance with SFAS No. 123, net income would have decreased by $220,723 from $3,408,759 to $3,188,036 and basic and diluted earnings per share would have decreased by $0.01 from $0.14 to $0.13.

     During 1997, the Company granted options aggregating 32,575 shares to outside directors. Of the options granted to outside directors, 2,900 shares have an option price of $8.00 per share, 26,650 shares have an option price of $6.50 per share, and the remaining 3,025 shares have an option price of $5.00 per share. The Company also granted options aggregating 32,050 shares to employees at an option price of $6.50 per share. No options were exercised during 1997 or 1996. At December 31, 1997, and 1996, 62,700 and 1,050 shares had vested, respectively.

13.  RELATED PARTY TRANSACTIONS

     The primary parties related to the Company are as follows:

     - The majority stockholders, with whom various transactions are made.

     - 620 Platt Road LLC ("Platt"), a company affiliated through common ownership, to which rental payments are made for the Milan facility and Owosso facility.

     - The Colonel's Factory Outlet of Arkansas, Inc. ("Arkansas"), a company affiliated through common ownership, with which various transactions are made, including sales and purchases of inventory, and payment for and reimbursement of Arkansas' expenses. This company was a related party through June of 1996.

     - Williamson Buick-GMC, Inc., a company affiliated through common ownership, from which automobiles, parts, and service are purchased and sold, and rental income is earned.

     A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                             1997             1996               1995
                                Majority Stockholders:
           Short-term advances to stockholders                                                $5,162,753
           Cash payments on short-term advances                                                     (500)
           Reduction of note receivable                                                        1,482,024
           Assumption of land contract receivable                                               (213,944)
           Note receivable from stockholders              $1,044,956
           Interest income on note receivable                 50,663
                                                                                              ----------
                 Shareholder distributions                                                     6,430,333
         Platt:
           Rental payments                                 1,350,000       $1,000,000            840,000
           Capital contribution                                                48,406

         Arkansas:
           Sales of inventory                                136,963                             346,000
           Purchases of inventory                                                                744,600
           Inventory in satisfaction of note receivable                                          425,976
           Property, plant and equipment in
              satisfaction of note receivable                                                    473,477
           Cash in satisfaction of note receivable                                             1,000,000

         Williamson Buick:
           Purchases of automobiles, parts and service        66,831          280,310             73,500
           Rental income                                                                          11,000
           Interest income on note receivable                                  15,598             43,400
           Sales of inventory                                110,043           51,198

14.  LITIGATION

     In connection with the acquisition of a facility in Florida (known as "NuPar"), the Company signed employment agreements with the former NuPar shareholders for the three year period beginning December 1991. In 1994, the former NuPar shareholders filed a lawsuit against the Company for $1,800,000 claiming they had met the conditions of the agreements and are therefore entitled to the payments thereunder. In July 1995, the Company settled these actions for $1.4 million, payable in installments through January 1997. In January 1997, the Company made the final payment toward this settlement.

     The Company was both a defendant and counter-plaintiff in a suit filed December 5, 1991, in the United States District Court, Eastern District of Michigan, Flint, Michigan, in a private action seeking damages under the federal anti-trust statutes. The Colonel's settled this case for $100,000 and $1.02 for every bedliner sold in excess of 25,000 in the one-year period beginning December 1997 deliverable through December 1998.

     The Company has been served with various lawsuits pertaining to a class action suit arising from the production of bedliners. The suits allege that the bedliners insulate a gas can when filled which may cause a static charge that could result in a fire. The Company has formed a coalition with other bedliner manufacturers to defend this class action suit. Though the Company did not produce bedliners at the time of the alleged incidents, the Company has elected to participate in the class action suit. As of December 31, 1997, the coalition was in settlement negotiations with the plaintiffs in this case. The Company believes that any resulting liability will not significantly affect its financial position, results of operations or cash flows.

     The Company and its subsidiaries are involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position, results of operations or cash flows.

15.  ENVIRONMENTAL REMEDIATION

     As part of the lease agreement with a related party for the Milan, Michigan facility, the Company is also responsible for the remediation of environmental contamination due to hazardous materials, up to an amount of $2,000,000, which existed at this site prior to the Company entering into the lease in June 1993. The Company has accrued the estimated remediation costs based on an environmental study of the site. The Company has accrued its best estimate of the cost of remediation based on known facts. It is possible that this estimate may change in the near term as the project progresses. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affects its financial position, results of operations or cash flows.

16.  SEGMENTS OF BUSINESS

     The Company operates in three industry segments: manufacture of automotive bumpers and other miscellaneous reinforcement beams and brackets at the manufacturing plant in Milan, Michigan ("Bumpers"), manufacture of bedliners at the manufacturing plant in Owosso, Michigan and sale of these bedliners and other truck accessories at retail stores throughout the country ("Truck Accessories"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

     Financial information below is listed by industry segment. There are no operating results of the Raceway as of December 31, 1995 as the date of acquisition was December 31, 1995.

                                                         1997                1996               1995
      SALES
         Bumpers                                      $34,832,951         $33,717,282        $28,503,726
         Truck Accessories                              8,654,776           3,780,562
         Raceway                                        2,871,387           2,765,238
                                                      -----------         -----------        -----------

      TOTAL                                           $46,350,114         $40,263,082        $28,503,726
                                                      ===========         ===========        ===========

      INCOME FROM OPERATIONS:
         Bumpers                                      $ 7,440,943         $ 5,980,202        $ 4,970,770
         Truck Accessories                             (1,249,241)         (1,106,957)
         Raceway                                          122,213             318,059
                                                      -----------         -----------        -----------

      TOTAL                                           $ 6,313,915         $ 5,191,303        $ 4,970,770
                                                      ===========         ===========        ===========

      IDENTIFIABLE ASSETS:
         Bumpers                                      $28,951,846         $28,920,376        $32,833,184
         Truck Accessories                             10,416,765           8,128,454
         Raceway                                        5,571,669           5,561,465          5,410,802
                                                      -----------         -----------        -----------

      TOTAL                                           $44,940,280         $42,610,295        $38,243,986
                                                      ===========         ===========        ===========

      CAPITAL EXPENDITURES:
         Bumpers                                      $ 3,061,303         $ 4,017,274        $ 5,584,083
         Truck Accessories                                290,173           5,214,081
         Raceway                                        1,433,062             686,511
                                                      -----------         -----------        -----------
      TOTAL                                           $ 4,784,538         $ 9,917,866        $ 5,584,083
                                                      ===========         ===========        ===========

      DEPRECIATION AND AMORTIZATION:

      Bumpers                                         $ 2,787,601         $ 2,793,190        $ 2,673,758
      Truck Accessories                                 1,129,495             545,951
      Raceway                                             511,781             411,980
                                                      -----------         -----------        -----------

      TOTAL                                           $ 4,428,877         $ 3,751,121        $ 2,673,758
                                                      ===========         ===========        ===========

     The Colonel's had sales of over 23% to one customer in 1997.

17.  SUBSEQUENT EVENT

     As part of the continued expansion in the CTA lines of business, the Company, on March 13, 1998, entered into an Agreement and Plan of Merger to acquire the capital stock of a manufacturer of truck accessories for $4,250,000 in cash and $4,250,000 worth of the Company's Common Stock, subject to adjustment as set forth in the agreement. Additionally, three other acquisitions totaling approximately $950,000 were made during the first quarter of 1998.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following represents the Company's quarterly results:

                                                                      1997
                                     --------------------------------------------------------------------
                                        FIRST               SECOND             THIRD            FOURTH
                                       QUARTER              QUARTER          QUARTER <F1>       QUARTER
                                                                 (AS RESTATED)
        Net revenues                 $10,937,133          $11,119,756        $12,271,056      $12,022,169
        Gross profit                   3,379,739            2,699,379          3,841,466        3,182,642
        Net income                     1,030,543              680,451          1,266,616          431,149
        Basic and diluted
        earnings per share           $      0.04          $      0.03        $      0.05      $      0.02

<F1> Subsequent to the filing of the Company's Quarterly Report on Form
     10-Q for the quarter ended September 30, 1997, management determined that errors had occurred in the reporting of certain sales in the three-month period ended September 30, 1997. Accordingly, the amounts reported herein for that period have been restated from the amounts previously reported. The effects of the restatement are as follows:

                                                      AS PREVIOUSLY
                                                        REPORTED                AS RESTATED
        Net sales                                      $12,986,633              $12,271,056
        Gross profit                                     4,557,043                3,841,466
        Net income                                       1,689,079                1,266,616

        Basic and diluted earnings per share           $       .07              $       .05

                                                                      1996
                                      -------------------------------------------------------------------
                                        FIRST               SECOND              THIRD           FOURTH
                                       QUARTER              QUARTER            QUARTER          QUARTER
        Net Revenues                  $9,900,074           $8,544,230        $11,210,682      $10,608,096
        Gross Profit                   2,891,168            2,160,617          2,884,066        4,187,165

        Net income                       901,802              391,750            307,950          920,484
        Basic and diluted
        earnings per share            $     0.04           $     0.02        $      0.01      $      0.03

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
The Colonel's International, Inc.
Milan, Michigan


We have audited the consolidated financial statements of The Colonel's International, Inc. (the "Company") as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated March 24, 1998; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of The Colonel's International, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Deloitte & Touche LLP
Detroit, Michigan
March 24, 1998

                                    THE COLONEL'S INTERNATIONAL, INC.

                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                       ADDITIONS
                                                                 -----------------------     DEDUCTIONS -
                                                                 CHARGED TO     CHARGED       WRITE-OFFS
                                                  BALANCE        COSTS AND      TO OTHER        AND            BALANCE
                                                 JANUARY 1       EXPENSES       ACCOUNTS      DISPOSALS       DECEMBER 31
DOUBTFUL ACCOUNTS RESERVES

For the year ended December 31:
  1997                                           $574,000        $153,000           --        $(234,000)       $493,000
  1996                                            401,200         172,895           --              (95)        574,000
  1995                                            345,900         143,018           --          (87,718)        401,200

INVENTORY RESERVES

For the year ended December 31:
  1997                                            146,658         121,342           --               --         268,000
  1996                                            146,658              --           --               --         146,658
  1995                                                 --         146,658           --               --         146,658

TAX VALUATION ALLOWANCE

For the year ended December 31:
  1997                                            461,000          11,000           --          (32,000)        440,000
  1996                                            510,000              --           --          (49,000)        461,000
  1995                                                 --         510,000           --               --         510,000

THE COLONEL'S INTERNATIONAL, INC.
REPORT OF MANAGEMENT

The consolidated financial statements of The Colonel's International, Inc. (the "Company") included in this report on Form 10-K have been prepared by management and have been audited by the Company's independent auditors, Deloitte & Touche LLP. Management of the Company is responsible for the consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles and include, where applicable, amounts based on management's judgment.

The Company's management maintains a system of internal controls designed to reasonably assure the fair presentation of the financial statements. These controls are also designed to reasonably assure that the Company's records reflect its transactions in all material respects and to prevent significant misuse or loss of the Company's assets. Management of the Company believes that it is essential to conduct its business in accordance with the highest ethical standards.

The Board of Directors of the Company is responsible for determining that management of the Company fulfills its responsibility in the preparation of financial statements and the maintenance of internal controls.


/s/Richard Schoenfeldt
Vice President - Finance and
Chief Financial Officer

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

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

4.2       Bylaws.  See Exhibit 3.2 above.

10.1 1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.<F*>

10.2 Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1987.<F*>

10.3 Form of Non-Statutory Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1987.<F*>

10.4 Form of Incentive Stock Option Agreement used under the Incentive Stock Option Plan. Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1987.<F*>

10.5 Office Lease Agreement dated January 23, 1991 between Brainerd International, Inc. and Woodland Office Partnership.
          Incorporated by reference from the Annual Report on Form 10-K of Brainerd International, Inc. for the fiscal year ended December 31, 1990.

10.6 Amendment dated December 11-12, 1991 to Office Lease Agreement (see Exhibit 10.5 above) between Brainerd International, Inc. and Woodland Office Partnership. Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

10.7 Amendment dated February 1, 1994 to Office Lease Agreement (See Exhibits 10.5 and 10.6). Incorporated by reference from Brainerd International, Inc.'s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993.

10.8 Lease Agreement between Brainerd International, Inc. and National Hot Rod Association, Inc. consisting of March 17, 1984 Lease Agreement; April 28, 1986 letter extending term to 1991; March 12, 1987 Letter of Amendment; and April 7, 1992 letter extending term to 1996 and amending agreement. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1
          (Registration No. 33-055876).

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

10.12 Lease Agreement between 620 Platt Road, Inc. and The Colonel's, Inc. dated June 18, 1993 (for Milan, Michigan manufacturing facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.13 First Amendment to Lease Agreement between 620 Platt Road, L.L.C. (f/k/a 620 Platt Road, Inc.) and The Colonel's, Inc. dated June 16, 1995. Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.14     Industrial/Warehouse Lease between JMB/Warehouse Associates
          Limited Partnership and The Colonel's, Inc. dated August 1, 1993 (for Houston, Texas warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.15 Lease Agreement between Industrial Properties Corporation and The Colonel's, Inc. dated September 15, 1992 (for Dallas, Texas warehouse distribution facility). Incorporated by reference from Amendment
          No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.16 Standard Industrial Lease between Revco D.S., Inc. and The Colonel's, Inc. dated February 5, 1993 (for Phoenix (Glendale), Arizona warehouse distribution facility). Incorporated by reference from Amendment No. 1 to Brainerd International, Inc.'s Registration Statement on Form S-4 (Registration No. 33-91374).

10.17 Lease Schedule and Agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995.

10.18 Lease Schedule and Agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996.

10.19 Lease Schedule and Agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated November 15, 1996.

10.20     Lease Agreement between 620 South Platt Road, Inc. and The
          Colonel's, Inc. dated October 1, 1995.    Incorporated by
          reference from Exhibit 10.43 to the Registrant's Report on Form 10-K for the year ended December 31, 1997.

10.21 Loan Agreement between The Colonel's International, Inc. and subsidiaries and Comerica Bank dated May 28, 1997.

10.22 Master Revolving Note between Comerica Bank and The Colonel's International, Inc. and subsidiaries dated March 17, 1998.

10.23 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996.<F*>

10.24 Client Service Agreement between Designed Administrative Resources Technologies, Inc. and The Colonel's, Inc., dated July 20, 1997.

10.25 Addendum to Lease dated February 20, 1998, between Brainerd International, Inc., and Woodland Office Partnership (see Exhibits
          10.5 - 10.7).

10.26     Sponsorship Agreement between Brainerd International Raceway,
          Inc. and Viking Coca-Cola Bottling Company dated February 28, 1998.

10.27 Agreement between Brainerd International Raceway, Inc. and Sports Marketing Enterprises dated February 25, 1998.

21        Subsidiaries of the Registrant

23        Consent of Independent Auditors

24        Powers of Attorney

27        Financial Data Schedule

--------------------
[FN]
<F*> Management contract or compensatory plan or arrangement.