Form 10-Q
period 1998-03-31
COLONELS INTERNATIONAL INC
filed 1998-05-20
CIK 771249

===========================================================================


                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

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

                              (734) 439-4200
           (Registrant's telephone number, including area code)


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

                         Yes __X__      No _____


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 13, 1998: 24,631,832

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

BACKGROUND

     As discussed herein, The Colonel's International, Inc. (the "Company") has four subsidiaries: The Colonel's, Inc. ("The Colonel's"), The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. (now renamed Rugged Liner, Inc.) ("CRL") and Brainerd International Raceway, Inc. ("BIR"). CRL was formed in March 1998, in connection with the acquisition of four Pennsylvania corporations engaged in the truck accessories business. This acquisition was completed in April 1998.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, five distribution warehouses (located in Dallas, Texas; Houston, Texas; Glendale (Phoenix), Arizona; West Memphis, Arkansas; and Totowa, New Jersey), and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico, Puerto Rico, the Bahamas and the District of Columbia.

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

     CTA opened other Truckware outlet stores in Charlotte, North Carolina and Flint, Michigan. In 1997, CTA purchased certain assets of Eastern Off Road Equipment, Inc. with retail outlet stores located in Pennsylvania,

Maryland, Virginia and West Virginia. Recently, CTA purchased the assets of the following: Road and Truck, which is located in Thousand Oaks, California; a two-thirds interest in Dealers Choice, which is located in Collinsville, Illinois and serves the St. Louis area; Duraliner of Nashville in Nashville, Tennessee; Wild Bills Truck Accessories in Upland, California; Bedliner Kingdom in Los Angeles, California; and Southland Shell in Pomona, California. These facilities will warehouse and sell bedliners, caps, tonneau covers and other purchased truck accessory products to the wholesale and retail markets.

     Additionally, CTA purchased the assets of Horizon Coach, Inc., a manufacturing company located in Riverside, California. This facility manufactures custom pick-up truck caps, sport tops and tonneau covers. CTA operates this facility under the name The Colonel's Truck Accessories, Inc., and uses it to supply products to CTA's truck accessory outlet stores.

     These various acquisitions are not material to the financial position or results of operations of the Company.

THE COLONEL'S RUGGED LINER, INC.

     CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this acquisition, which was consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. The Rugged Liner Companies, which are located in Uniontown, Pennsylvania, manufacture non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUVs). CRL, as successor to the Rugged Liner Companies, will concentrate its efforts on export sales.

BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. BIR schedules racing and other events held at the racetrack during weekends in the months of May through September of each year.

COMBINED OPERATIONS

     The Colonel's Milan bumper manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. The Colonel's manufactures aftermarket bumper facias at the Milan facility, which has sufficient expansion room. This facility is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of the Company.

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

     CRL manufactures bedliners for export and SUV ground lowering kits in a 160,000 square foot building in Uniontown, Pennsylvania. This facility also serves as a master warehouse for the Eastern Off Road retail outlet stores.

     BIR owns and operates a three-mile race track including a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. BIR's premises feature several buildings, including a four-story tower with twelve executive viewing suites, a control tower, various single story buildings containing concession stands, rest rooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 18,000 spectators are primarily located along the drag strip.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets increased from $16,267,000 at December 31, 1997 to $18,257,000 at March 31, 1998. Consolidated current liabilities increased from $13,160,000 at December 31, 1997 to $14,818,000 at the end of the first quarter of 1998.

     Cash decreased from $1,723,000 at December 31, 1997 to $983,000 at March 31, 1998, primarily due to the sale of the Company's Boynton Beach, Florida property, which occurred on the last day of December, 1997. The proceeds from this sale ($1,025,000) were used to pay down accounts payable and other debt.

     The accounts receivable balance at March 31, 1998 increased by approximately $691,000 compared to December 31, 1997, primarily due to additional businesses that were acquired or started during the first quarter of 1998.

     A note receivable from the majority shareholder was established during the third quarter of 1997 for $1,060,000. The note receivable bears interest at 8 percent annually.

     The inventory balance increased from $9,214,000 at December 31, 1997 to $11,180,000 as of March 31, 1998. This was primarily due to the addition of new locations and the broadening of inventories at Eastern Off Road to a more optimum level.

     Prepaid expenses increased by $42,000 from December 31, 1997 to March 31, 1998, due to the normal expense of prepaid insurance, offset by advance rentals and security deposits for new CTA warehouses.

     Property, plant and equipment decreased by $925,000 between December 31, 1997 and March 31, 1998. During the first quarter of 1998, The Colonel's added $200,000 in assets. Depreciation expense was approximately $1,171,000 for the three months ended March 31, 1998. A $745,000 investment in land was made during this period.

     Deposits increased from $630,000 at December 31, 1997 to $655,000 at March 31, 1998. The $25,000 increase relates to progress payments toward various new tools that are on order for The Colonel's and CTA. The Company holds payments toward uncompleted tools in deposits until the tool is completed, at which time the tool is transferred to property, plant and equipment.

     Notes Payable increased by $945,000 as the Company drew down on the line of credit to purchase 36 acres of real estate in Genesee County, Michigan, Road and Truck (as described above), and a controlling interest in Dealers Choice (described above).

     Accounts payable decreased from $1,837,000 at December 31, 1997 to $1,110,000 at March 31, 1998. The $725,000 decrease is a result of management's decision to borrow on the Company's line of credit and use the proceeds from the sale of the Florida property to reduce the accounts payable balance and take advantage of early-pay discounts.

     Accrued expenses increased $516,000 due to a credit for merchandise granted in connection with an asset acquisition and an increase in advance sales by BIR.

OUTSTANDING DEBT

     In May 1997, the Company's primary lending institution granted additional financing. The Company entered into a $7,000,000 term note which requires monthly payments of $167,000 plus interest at prime plus .25 percent. The term note has a maturity date of November 1, 2000. The loan is secured by all of the Company's assets and had a balance of $5,330,000 at March 31, 1998.

     The Company's line of credit was also renegotiated in April 1998. The Company's $6,000,000 line of credit was increased to $8,000,000 and now expires in May 1999. The line of credit is secured by all of the Company's assets. Interest is paid at prime on a monthly basis. From time to time the Company funds its line of credit with Eurodollars that allow the Company to borrow at a rate below prime for a fixed period of time. The outstanding balance on the line of credit was $6,945,489 at March 31, 1998.

     BIR has a $300,000 line of credit which is secured by all of its assets; however, there was no outstanding balance on this line of credit at March 31, 1998.

     BIR has a mortgage with a balance of $300,000 at March 31, 1998, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single $50,000 principal payment in the third quarter of each year through 2004.

     In 1996, The Colonel's acquired three capital leases to finance equipment for CTA. The Colonel's leased $6,435,000 worth of equipment under a six-year agreement with monthly payments of approximately $100,000. Each lease includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery. At March 31, 1998, the balance due on these three capital leases was $5,017,000.

     During 1997, the Company also entered into a 24-month lease extension on the semi-tractor trailers that it was already leasing from its lending institution. Pursuant to the extension agreement, the Company continues to lease the vehicles for an aggregate monthly payment of $15,987. Under the extension agreement, the Company has an option to buy the trailers for $1.00 upon completion of the extended term. The balance on this capital lease was $226,744 at March 31, 1998.

     In April 1998, the Company secured a $7,500,000 acquisition line of credit with its primary lending institution, part of which was utilized in the acquisition of the Rugged Liner Companies. The Company will pay interest only on the outstanding balance until December 1998 when the balance will be rolled into a term note where monthly payments of both principal and interest will be due. The interest rate is equal to prime. As the line of credit was secured in April 1998, there was no outstanding balance at March 31, 1998.

     The Company anticipates that future capital requirements and acquisitions will be financed through earnings from operations, amounts under its line of credit, and amounts available on the acquisition line of credit.

RESULTS OF OPERATIONS

     Revenues for the Company were $11,630,000 for the quarter ending
March 31, 1998, compared to $10,937,000 for the same period in 1997. The increase in 1998 was primarily due to increased sales by CTA, which went from $1,122,000 at March 31, 1997 to $3,862,000 at the end of the first quarter of 1998. Revenues of The Colonel's for the first quarter of 1998 were $2,000,000 less than the first quarter of 1997, primarily due to unseasonably warm winter conditions which resulted in less than normal snowfall.

     Cost of sales increased from 69 percent of sales for the three months ended March 31, 1997, to 71 percent for the same three-month period in 1998. This increase is primarily due to poor bumper sales resulting from mild conditions in the snow belt during the 1997-1998 winter.

     Selling, general and administrative expenses as a percentage of sales for the first quarter of 1998 remained the same at 14 percent of sales as compared to the same period of 1997.

     Net income reflected an increase of $35,000 from March 31, 1997 to March 31, 1998.

     Interest expense increased by $25,000 for the three months ending March 31, 1998, over the same period of 1997. The increase is the result of a higher average outstanding balance under the new term note added in May 1997 which replaced the previous term note.

     The Company's income tax liability for the first quarter of 1998 was approximately $590,000. This amount was reduced by a refund of $250,000 to be received as a result of an IRS audit of 1996 operations. As a result, the Company's effective tax rate for the first quarter of 1998 was 24%.

     Earnings per share remained the same during the first quarter of 1998, as compared to the first quarter of 1997, at $0.04 per share.

FORWARD-LOOKING STATEMENTS

     With the exception of historical matters, the matters discussed in this Report on Form 10-Q include certain statements that may be considered forward-looking statements under securities laws. These statements are subject to a number of important risks and uncertainties that could cause actual results to differ materially including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

                                  PART II
                             OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER

2.1 Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.2 First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to
          Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1       Articles of Incorporation of the Company, as amended.
          Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2 Bylaws, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27        Financial Data Schedule


          (b) REPORTS ON FORM 8-K. The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.



Dated: May 19, 1998           By: /S/ RICHARD S. SCHOENFELDT
                                  Richard S. Schoenfeldt
                                  Vice President-Finance and Chief
                                  Financial Officer
                                  (Duly Authorized Officer and Principal
                                   Financial Officer of the Registrant)

                                APPENDIX A

                            THE COLONEL'S INTERNATIONAL, INC.
                               CONSOLIDATED BALANCE SHEETS
                                                           MARCH 31,           DECEMBER 31,
                                                             1998                 1997
                                                          (UNAUDITED)           (AUDITED)
                                                          -----------          ------------
ASSETS

CURRENT ASSETS:
  Cash                                                    $   983,047          $ 1,723,652
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $600,000 and $575,000
      at March 31, 1998 and December 31, 1997,
     respectively)                                          4,664,440            3,973,528
Note receivable from majority shareholder (Note 2)            200,000              200,000
Inventories (Note 3)                                       11,180,734            9,214,557
Prepaid expense                                               447,822              425,476
Deferred taxes - current                                      686,000              635,000
Current portion of deferred compensation                       95,667               95,667
                                                          -----------          -----------

                Total current assets                       18,257,710           16,267,880

PROPERTY, PLANT, & EQUIPMENT - Net (Note 4)                25,356,779           26,328,039

OTHER ASSETS:
  Note receivable from majority shareholder (Note 2)          844,956              844,956
  Long-term portion of deferred compensation                  236,559              255,857
  Deposits                                                    654,663              630,486
  Goodwill                                                    384,616              379,816
  Investment in land                                          745,000
  Other                                                       391,122              233,246
                                                          -----------          -----------
                Total other assets                          3,256,916            2,344,361

TOTAL ASSETS                                              $46,871,405          $44,940,280
                                                          ===========          ===========

                                                        MARCH 31,           DECEMBER 31,
                                                          1998                 1997
                                                       (UNAUDITED)           (AUDITED)
                                                       -----------          ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable (Note 6)                                $ 6,945,489          $ 6,000,000
  Current portion of long-term obligations               3,158,439            3,166,741
  Accounts payable - trade                               1,110,387            1,837,528
  Accrued expenses (Note 5)                              2,128,507            1,134,637
  Current portion of deferred compensation                  95,667               95,677
  Income taxes payable                                   1,379,573              925,549
                                                       -----------          -----------
                Total current liabilities               14,818,062           13,160,122

LONG-TERM OBLIGATIONS, NET OF
   CURRENT PORTION (Note 7)                              8,133,851            8,844,055

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                            236,559              255,857

DEFERRED TAXES - LONG-TERM                               3,765,000            3,828,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,177,805 shares issued
      and outstanding                                      241,778              241,778
  Additional paid-in-capital                             5,606,239            5,606,239
  Retained earnings                                     14,069,916           13,004,229
                                                       -----------          -----------
       Total shareholders' equity                       19,917,933           18,852,246

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $46,871,405          $44,940,280
                                                       ===========          ===========

                              THE COLONEL'S INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF INCOME

                                            THREE MONTHS ENDING
                                                 MARCH 31,
                                     ----------------------------------

                                        1998                   1997
                                     (UNAUDITED)            (UNAUDITED)
                                     -----------            -----------
SALES                                $11,630,953            $10,937,133

COST OF SALES                          8,235,429              7,557,394
                                     -----------            -----------

GROSS PROFIT                           3,395,524              3,379,739

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              1,627,608              1,522,712
                                     -----------            -----------

INCOME FROM OPERATIONS                 1,767,916              1,857,027

OTHER INCOME (EXPENSE):
Interest expense                        (373,292)              (349,165)
Interest income                           18,592                 23,762
Rental income                             15,000                 15,000
Other                                    (22,504)                15,919
                                     -----------            -----------

    Other (expense), net                (362,204)              (294,484)

NET INCOME BEFORE TAXES              $ 1,405,712            $ 1,562,543

PROVISION FOR INCOME
    TAXES                                340,026                532,000

NET INCOME                           $ 1,065,686            $ 1,030,543
                                     ===========            ===========

BASIC AND DILUTED
  EARNINGS PER SHARE (Note 9)        $      0.04            $      0.04
                                     ===========            ===========

                                THE COLONEL'S INTERNATIONAL, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     THREE MONTHS ENDING
                                                                           MARCH 31,
                                                               --------------------------------

                                                                  1998                 1997
                                                               (UNAUDITED)          (UNAUDITED)
                                                               -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $ 1,065,686          $ 1,030,543
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                    1,245,506              936,872
Deferred tax provision                                            (114,000)              76,000
Gain on sale of property                                                                (14,407)

Changes in assets & liabilities that provided (used) cash:
Accounts receivable                                               (690,912)             114,934
Inventories                                                     (1,966,177)            (288,527)
Prepaid expenses                                                   (22,346)             130,294
Other current assets                                                    --             (587,810)
Accounts payable                                                  (727,142)             105,268
Accrued expenses                                                   993,870              456,000
Goodwill                                                            (4,800)
Income taxes payable                                               454,024

    Net cash provided by operating activities                      233,709            1,959,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant & equipment                    (1,019,241)            (641,354)
Proceeds from sale of property, plant & equipment                                        17,000
Net change in deposits                                             (24,177)            (684,417)
Investment in subsidiary                                          (157,876)

    Net cash used in investing activities                       (1,201,295)          (1,308,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                      945,489              (50,000)
Principal payments on long-term debt                              (520,728)            (564,982)
Principal payments on obligations under capital leases            (197,781)            (232,123)
Cash contribution from related party                                                     86,785

    Net cash provided by (used in) financing activities            226,980             (760,320)



NET DECREASE IN CASH                                           $  (740,605)         $  (109,924)
                                                               ===========          ===========

CASH, BEGINNING OF PERIOD                                        1,723,652              321,486
                                                               -----------          -----------

CASH, END OF PERIOD                                            $   983,047          $   211,562
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

        The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results expected for the full year.

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No.
        130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. The effect of SFAS No. 130 is not material to the financial position or results of operations of the Company.

        SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" applies to all public entities and is effective for financial statement periods beginning after December 15, 1997. However, SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. Therefore, the Company has elected not to adopt SFAS No. 131 at this time.

Note 2  NOTE RECEIVABLE FROM MAJORITY SHAREHOLDER

        During the third quarter of 1997, a note receivable from the majority shareholder of $1,044,956 was established.

Note 3  INVENTORIES

                                                             MARCH 31,         DECEMBER 31,
        Inventories are summarized as follows:                 1998               1997
                                                           (UNAUDITED)          (AUDITED)
                                                            -----------        ------------

        Finished products                                   $10,503,648        $8,644,944
        Raw materials                                           677,086           569,613
                                                            -----------        ----------

        Total inventories                                   $11,180,734        $9,214,557
                                                            ===========        ==========

Note 4  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is summarized by major classification as follows:

                                                             MARCH 31,       DECEMBER 31,
                                                               1998              1997
                                                            (UNAUDITED)       (AUDITED)
                                                           ------------      ------------
        Land and improvements                              $  2,504,400      $  2,504,400
        Track                                                 1,533,760         1,533,760
        Buildings                                               930,393           930,393
        Leasehold improvements                                1,686,032         1,684,643
        Bleachers & fencing                                     755,662           755,662
        Equipment                                            15,030,501        15,016,019
        Transportation equipment                              1,166,632         1,090,030
        Furniture & fixtures                                    846,885           741,373
        Tooling                                              25,785,514        25,709,982
        Construction in progress                                 89,685            88,956
                                                           ------------      ------------

               Total                                         50,329,464        50,055,218
               Less accumulated depreciation                (24,972,685)      (23,727,179)
                                                           ------------      ------------

        Net property, plant and equipment                  $ 25,356,779      $ 26,328,039
                                                           ============      ============

Note 5  ACCRUED EXPENSES

                                                              MARCH 31,       DECEMBER 31,
        Accrued expenses consist of the following:              1998              1997
                                                            (UNAUDITED)        (AUDITED)
                                                             ----------       ------------
        Accrued legal                                        $  490,437        $  513,977
        Accrued environmental costs                             100,000           100,000
        Accrued taxes                                            50,231            55,301
        Accrued liability for acquisition                       516,246                 0
        Advance ticket sales                                    533,333            23,826
        Other                                                   438,263           441,533
                                                             ----------        ----------

        Total                                                $2,128,507        $1,134,637
                                                             ==========        ==========

Note 6  NOTE PAYABLE

                                                                 MARCH 31,        DECEMBER 31,
       Note payable consists of the following:                     1998              1997
                                                                (UNAUDITED)        (AUDITED)
                                                                 ----------       ------------
       Line of credit with a bank, interest is due monthly
         at the bank's prime rate (8.5% at March 31, 1998)       $6,945,489        $6,000,000
                                                                 ----------        ----------

                                                                 $6,945,489        $6,000,000
                                                                 ==========        ==========

        The Company has a line of credit with a bank which was renegotiated in April 1998 extending the maximum borrowing base from $6,000,000 to $8,000,000, and expires in May 1999. The line of credit is secured by all of the Company's assets. Remaining availability under this line of credit at March 31, 1998 was $1,054,511.

Note 7  LONG-TERM OBLIGATIONS

                                                                   MARCH 31,        DECEMBER 31,
        Long-term obligations consist of the following:              1998              1997
                                                                  (UNAUDITED)        (AUDITED)
                                                                  -----------       ------------
        Term note payable to a bank, monthly principal
          payments of $167,000 plus interest at the bank's
          prime rate plus 1/4% (effective rate of 8.75% at
          March 31, 1998) through November 2000,
          and secured by the Company's assets                     $ 5,330,000       $ 5,831,000
        Mortgage payable to a bank, interest at the bank's
          prime rate plus 2% (effective rate of 10.5% at
          March 31, 1998), annual principal payments
          of $50,000 plus interest due quarterly, through
          September 2004.  Secured by underlying property.            350,000           350,000
        Capital lease obligations through December 2002;
          monthly installments of $62,771 including interest
          at rates between 7.5% and 8.75%, collateralized
          by the related machinery and equipment                    5,017,085         5,214,866
        Capital lease obligation through March 1999;
          monthly installments of $15,987 including interest
          at 8.5%                                                     226,744           226,744
        Vehicle financing                                             196,506           212,065
        Other                                                         171,955           176,121
                                                                  -----------       -----------
                  Total                                            11,292,287        12,010,796
        Less current portion                                       (3,158,439)       (3,166,741)
                                                                  -----------       -----------

        Long-term portion                                         $ 8,133,851       $ 8,844,055
                                                                  ===========       ===========

        On May 28, 1997, the Company executed a $7,000,000 term note which requires monthly principal payments of $167,000 plus interest.
        The proceeds from this term note were used to pay the remaining balance due on the term note obtained in April 1995, to pay the remaining balances due on a mortgage note payable and to pay a $1,000,000 bridge note payable.

Note 8  INCOME TAXES

        The Company's income tax liability for the first quarter of 1998 was approximately $590,000. This amount was reduced by a refund of $250,000 to be received as a result of an IRS audit of 1996 operations. As a result, the Company's effective tax rate for the first quarter of 1998 was 24%.

Note 9  EARNINGS PER SHARE

        In accordance with SFAS 128, basic earnings per share for March
        31, 1998 and 1997 calculated as net income divided by the weighted average number of common shares outstanding (24,177,805). Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding (24,177,805) increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued (7,751) and (701) for 1998 and 1997 respectively. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same.

Note 10 LITIGATION

        No material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1997 occurred during the first quarter of 1998.

Note 11 ENVIRONMENTAL

        No material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1997 occurred during the first quarter of 1998.

Note 12 SUBSEQUENT EVENTS

        CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this acquisition, which was consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. The Company paid $4,190,384 in cash and issued $3,724,000 worth of its Common Stock in this acquisition. The
        Rugged Liner Companies, which are located in Uniontown, Pennsylvania, manufacture non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles. CRL, as successor to the Rugged Liner Companies, will concentrate its efforts on export sales.

                               EXHIBIT INDEX

2.1 Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.2 First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2 Bylaws, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27     Financial Data Schedule