Form 10-Q
period 1998-06-30
COLONELS INTERNATIONAL INC
filed 1998-08-18
CIK 771249

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q
     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 1998

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

                        Yes __X__         No _____


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 10, 1998: 24,631,832

===========================================================================

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

     The financial statements required under Item 1 of Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.


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

     CTA opened other Truckware outlet stores in Charlotte, North Carolina and Flint, Michigan. In 1997, CTA purchased certain assets of Eastern Off Road Equipment, Inc. with retail outlet stores located in Pennsylvania,

Maryland, Virginia and West Virginia. Recently, CTA purchased the assets of the following: Road and Truck, which is located in Thousand Oaks, California; Dealers Choice, which is located in Collinsville, Illinois and serves the St. Louis metropolitan area; Duraliner of Nashville in Nashville, Tennessee; Sun Shade Custom located in Franklin, Tennessee; Wild Bill's Truck Accessories in Upland, California; Bedliner Kingdom in Los Angeles, California; and Southland Shell in Pomona, California. These facilities will warehouse and sell bedliners, caps, tonneau covers and other purchased truck accessory products to the wholesale and retail markets.

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

THE COLONEL'S RUGGED LINER, INC.

     CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this acquisition, which was consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. The Rugged Liner Companies, which are located in Uniontown, Pennsylvania, manufacture non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUVs). CRL has a distribution warehouse/service center in Pomona, California. CRL, as successor to the Rugged Liner Companies, will concentrate its efforts on export sales.

BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the raceway. BIR schedules racing and other events held at the racetrack during weekends in the months of May through September of each year.

ACQUISITIONS THIS PERIOD

     CTA made four acquisitions during the second quarter of 1998: the Rugged Liner Companies, as described above; Sun Shade Custom, in Franklin, Tennessee; Dealers Choice Distribution, Inc., in Collinsville, Illinois; and DC Sales, Inc. in Collinsville, Illinois.

FACILITIES

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

     CRL manufactures bedliners for export and SUV ground lowering kits in a 160,000 square foot building in Uniontown, Pennsylvania, about one hour southeast of Pittsburgh, Pennsylvania. This facility also serves as a master warehouse for the Eastern Off Road retail outlet stores.

     BIR owns and operates a three-mile race track including a one-quarter mile drag strip located approximately six miles northwest of Brainerd, Minnesota. BIR's premises feature several buildings, including a four-story tower with twelve executive viewing suites, a control tower, various single story buildings containing concession stands, rest rooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 36,000 spectators are primarily located along the drag strip.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets increased from $16,267,000 at December 31, 1997 to $19,896,000 at June 30, 1998. Consolidated current liabilities increased from $13,160,000 at December 31, 1997 to $17,599,000 at the end of the second quarter of 1998.

     Cash decreased from $1,723,000 at December 31, 1997 to $583,000 at June 30, 1998, primarily due to the sale of the Company's Boynton Beach, Florida property, which occurred on the last day of December, 1997. The proceeds from this sale ($1,025,000) were used to pay down accounts payable and other debt.

     The accounts receivable balance at June 30, 1998 increased by approximately $1,509,000 compared to December 31, 1997, primarily due to the acquisition of CRL, which added $1,287,000, and other additional businesses that were acquired or started during the second quarter of 1998.

     A note receivable from the majority shareholder was established during the third quarter of 1997 for $1,060,000. The note receivable bears interest at 8 percent annually.

     The inventory balance increased from $9,214,000 at December 31, 1997 to $12,398,000 as of June 30, 1998. This was primarily due to the addition of new locations and the broadening of inventories at Eastern Off Road to a more optimum level.

     Prepaid expenses increased by $24,000 from December 31, 1997 to June 30, 1998, due to the normal expense of prepaid insurance, offset by advance rentals and security deposits for new CTA warehouses.

     Property, plant and equipment increased by $2,620,000 between December 31, 1997 and June 30, 1998. During the second quarter of 1998, The Colonel's added $4,614,000 in fixed assets. Depreciation expense was approximately $1,023,000 for the three months ended June 30, 1998. The Company used the best estimates and available information to preliminarily allocate the purchase price to the net assets acquired in the Rugged Liner acquisition. Any subsequent adjustments that may be required will be offset to goodwill.

     Deposits increased from $630,000 at December 31, 1997 to $2,247,000 at June 30, 1998. The increase relates to progress payments toward various new tools that are on order for The Colonel's and CTA. The Company holds payments toward uncompleted tools in deposits until the tool is completed, at which time the tool is transferred to property, plant and equipment.

     Goodwill increased from $379,000 as of December 31, 1997 to $3,227,000 at June 30, 1998. The $2,848,000 increase is related to the acquisition of the Rugged Liner Companies and is being amortized over seven years.

     Notes payable increased by $579,000 as the Company drew down on the line of credit to purchase the balance of its interest in Dealers Choice.

     Accounts payable increased from $1,837,000 at December 31, 1997 to $3,459,000 at June 30, 1998. The increase is a result of the acquired accounts payable of $575,000 from the Rugged Liner Companies and $339,000 from the acquisition of Dealers Choice, Road and Truck and Duraliner, plus an increase in inventory levels.

     Accrued expenses increased $396,000 due to a credit for merchandise granted in connection with an asset acquisition and an increase in advance ticket sales by BIR.

OUTSTANDING DEBT

     In May 1997, the Company entered into a $7,000,000 term note which requires monthly payments of $167,000 plus interest at prime plus
0.25 percent. The term note has a maturity date of November 1, 2000. The loan is secured by all of the Company's assets and had a balance of $4,829,000 at June 30, 1998.

     The Company's line of credit was renegotiated in April 1998. The Company's $6,000,000 line of credit was increased to $8,000,000 and now expires in May 1999. The line of credit is secured by all of the Company's assets. Interest is paid at prime on a monthly basis. From time to time the Company funds its line of credit with Eurodollars that allow the Company to borrow at a rate below prime for a fixed period of time. The outstanding balance on the line of credit was $6,579,000 at June 30, 1998.

     BIR has a $300,000 line of credit which is secured by all of its assets. There was a balance of $40,000 at June 30, 1998.

     BIR has a mortgage with a balance of $469,000 at June 30, 1998, which is secured by property. This loan requires quarterly interest payments at 2 percent above prime and a single $50,000 principal payment in the third quarter of each year through 2004.

     In 1996, The Colonel's acquired three capital leases to finance equipment for CTA. The Colonel's leased $6,435,000 worth of equipment under a six-year agreement with monthly payments of approximately $100,000. Each lease includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery. At June 30, 1998, the balance due on these three capital leases was $4,815,000.

     During 1997, the Company also entered into a 24-month lease extension on the semi-tractor trailers that it was already leasing from its lending institution. Pursuant to the extension agreement, the Company continues to lease the vehicles for an aggregate monthly payment of $15,000. Under the extension agreement, the Company has an option to buy the trailers for $1.00 upon completion of the extended term. The balance on this capital lease was $226,000 at June 30, 1998.

     In April 1998, the Company secured a $7,500,000 acquisition line of credit with its primary lending institution, part of which was utilized in the acquisition of the Rugged Liner Companies. The Company will pay interest only on the outstanding balance until December 1998 when the balance will be rolled into a term note where monthly payments of both principal and interest will be due. The interest rate is equal to prime. The balance at June 30, 1998 was $4,075,000.

     In connection with the purchase of Dealers Choice, the Company assumed a Small Business Administration (SBA) loan. The balance on this loan as of June 30, 1998 was $210,000. Also, the Company assumed a real estate loan with the balance of $145,000 at June 30, 1998. The Company plans to pay both loans off in the near future.

     The Company has financed vehicles to be used at the sales retail outlet stores. The collective balance on these vehicles at June 30, 1998 was $204,000. The collective balance on financed vehicles for all other operations at June 30, 1998 was $111,000.

     The Company anticipates that future capital requirements and acquisitions will be financed through earnings from operations, amounts under its line of credit, and amounts available on the acquisition line of credit.

RESULTS OF OPERATIONS

     Revenues for the Company were $14,409,000 for the quarter ending
June 30, 1998, compared to $11,119,000 for the same period in 1997. The increase in 1998 was primarily due to increased sales by CTA, and from acquisitions. Revenues for The Colonel's for the first six months of 1998 were $3,500,000 less than for the same period in 1997, primarily due to unseasonably warm winter conditions that resulted in less than normal snowfall, thus lowering the number of automobile accidents.

     Cost of sales decreased from 76 percent of sales for the three months ended June 30, 1997, to 71 percent for the same three-month period in 1998. This decrease is primarily due to poor bumper sales resulting from mild conditions in the snow belt during the 1997-1998 winter and the Company's decision to cut back production costs.

     Selling, general and administrative expenses as a percentage of sales for the second quarter of 1998 grew to 17 percent compared to 14 percent of sales in the same period of 1997.

     Net income increased $195,000 for the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

     Interest expense increased by $245,000 for the three months ending June 30, 1998, over the same period of 1997. The increase is the result of a higher average outstanding balance under the new term note added in May 1997 that replaced the previous term note, and the interest associated with the acquisition line of credit obtained in April 1998.

     The Company's income tax liability for the second quarter of 1998 was approximately $320,000.

     Earnings per share during the second quarter of 1998, as compared to the second quarter of 1997, was $0.04 per share and $0.03 per share, respectively.

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

                                  PART II
                             OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On April 23, 1998, the Company, through its newly formed wholly owned subsidiary CRL, acquired by merger (the "Mergers") the Rugged Liner Companies. In the Mergers, each of the Rugged Liner Companies merged with and into CRL. CRL was the surviving corporation in the Mergers. Pursuant to the Mergers, CRL's name was changed to "Rugged Liner, Inc." Articles of Merger were filed with and deemed effective by the Commonwealth of Pennsylvania on April 24, 1998.

     The Mergers were conducted pursuant to an Agreement and Plan of Merger dated March 13, 1998, as amended by a First Amendment to Merger Agreement dated April 23, 1998 (collectively, the "Merger Agreement"). Under the Merger Agreement, the former shareholders of the Rugged Liner Companies were to receive, prior to adjustments, an aggregate total of $8,500,000 in cash and shares of Common Stock. These persons received, after adjustments, certain amounts of cash and an aggregate total of 454,027 shares of the Company's Common Stock, all totaling $7,954,000 in accordance with the Merger Agreement. These shares of Common Stock were issued pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On May 29, 1998 the Company held its 1998 Annual Meeting of
Shareholders at its corporate offices in Milan, Michigan. The purpose of the meeting was to elect four Directors to the Board of Directors.

     Four candidates nominated by management were elected by the shareholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

NAME OF CANDIDATE                 SHARES VOTED
-----------------                 ------------
Donald J. Williamson              For                            24,068,619
                                  Against                                 0
                                  Authority Withheld                  2,540
                                  Broker Non-Votes                        0

Donald R. Gorman                  For                            24,068,619
                                  Against                                 0
                                  Authority Withheld                  2,540
                                  Broker Non-Votes                        0

Ted M. Gans                       For                            24,068,619
                                  Against                                 0
                                  Authority Withheld                  2,540
                                  Broker Non-Votes                        0

Mark German                       For                            24,068,619
                                  Against                                 0
                                  Authority Withheld                  2,540
                                  Broker Non-Votes                        0

     Mark D. Stevens remained as a Director of the Company with a term expiring in 2000. J. Daniel Frisina and Ben C. Parr remained as Directors of the Company with terms expiring in 1999. Thus, the expiration dates of the Directors' current terms of office are as follows:

              DIRECTOR                        YEAR TERM EXPIRES
              --------                        -----------------
         Donald J. Williamson                        2001
         Donald R. Gorman                            2001
         Ted M. Gans                                 2001
         Mark German                                 2001
         Mark D. Stevens                             2000
         J. Daniel Frisina                           1999
         Ben C. Parr                                 1999

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER    ITEM
------    ----

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

3.2 Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1       Articles of Incorporation of the Company, as amended.  See
          Exhibit 3.1 above.

4.2       Bylaws of the Company, as amended.  See Exhibit 3.2 above.

10.1 Employment Agreement dated as of April 23, 1998 between the Colonel's Rugged Liner, Inc. and Mark German.

27        Financial Data Schedule


          (b) REPORTS ON FORM 8-K. During the second quarter of 1998, the Registrant filed a Report on Form 8-K dated May 8, 1998 to report its acquisition of the Rugged Liner Companies (as defined above). No financial statements were required to be included in such report.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.



Dated: August 18, 1998        By: /S/ RICHARD S. SCHOENFELDT
                                  Richard S. Schoenfeldt
                                  Vice President-Finance and Chief
                                   Financial Officer
                                  (Duly Authorized Officer and Principal
                                   Financial Officer of the Registrant)

                                APPENDIX A

                     THE COLONEL'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                               JUNE 30,          DECEMBER 31,
                                                                 1998               1997
                                                              -----------        -----------
                                                              (UNAUDITED)         (AUDITED)
ASSETS

CURRENT ASSETS:
  Cash                                                        $   583,195        $ 1,723,652
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $423,000 and $575,000
      at June 30, 1998 and December 31, 1997,
     respectively)                                              5,482,684          3,973,528
Note receivable from majority shareholder (Note 2)                200,000            200,000
Inventories (Note 3)                                           12,398,861          9,214,557
Prepaid expense                                                   449,984            425,476
Deferred taxes - current                                          686,000            635,000
Current portion of deferred compensation/ other                    95,667             95,667
                                                              -----------        -----------

                Total current assets                           19,896,391         16,267,880

PROPERTY, PLANT, & EQUIPMENT - Net (Note 4)                    28,948,140         26,328,039

OTHER ASSETS:
  Note receivable from majority shareholder (Note 2)              844,956            844,956
  Long-term portion of deferred compensation                      228,176            255,857
  Deposits                                                      2,247,436            630,486
  Goodwill                                                      3,227,734            379,816
  Land, held for investment purposes                              745,000
  Other                                                           231,921            233,246
                                                              -----------        -----------
                Total other assets                              7,525,223          2,344,361

TOTAL ASSETS                                                  $56,369,754        $44,940,280
                                                              ===========        ===========

                                                               JUNE 30,          DECEMBER 31,
                                                                 1998               1997
                                                              -----------        -----------
                                                              (UNAUDITED)         (AUDITED)
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable (Note 6)                                       $ 6,579,498        $ 6,000,000
  Current portion of long-term obligations                      4,630,365          3,166,741
  Accounts payable - trade                                      3,459,789          1,837,528
  Accrued expenses (Note 5)                                     1,530,998          1,134,637
  Current portion of deferred compensation                         95,668             95,667
  Income taxes payable                                          1,303,037            925,549
                                                              -----------        -----------
                Total current liabilities                      17,599,355         13,160,122

LONG-TERM OBLIGATIONS, NET OF
   CURRENT PORTION (Note 7)                                    10,354,575          8,844,055

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                   228,176            255,857

DEFERRED TAXES - LONG-TERM                                      3,765,000          3,828,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,631,832 and
      24,177,805 issued and outstanding, respectively             246,318            241,778
  Additional paid-in-capital                                    9,230,912          5,606,239
  Retained earnings                                            14,945,418         13,004,229
                                                              -----------        -----------
       Total shareholders' equity                              24,422,648         18,852,246

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                      $56,369,754        $44,940,280
                                                              ===========        ===========

                     THE COLONEL'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME
                               (UNAUDITED)

                                              SIX MONTHS ENDING                    THREE MONTHS ENDING
                                                   JUNE 30                               JUNE 30
                                       -------------------------------         ----------------------------

                                          1998                1997                1998             1997
                                       -----------         -----------         -----------      -----------
SALES                                  $26,040,841         $22,056,889         $14,409,886      $11,119,756

COST OF SALES                           18,434,805          15,977,771          10,199,375        8,420,377
                                       -----------         -----------         -----------      -----------

GROSS PROFIT                             7,606,036           6,079,118           4,210,511        2,699,379

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                4,111,584           2,974,252           2,483,976        1,451,540
                                       -----------         -----------         -----------      -----------

INCOME FROM  OPERATIONS                  3,494,452           3,104,866           1,726,535        1,247,839

OTHER INCOME (EXPENSE):
Interest expense                          (931,027)           (628,474)           (549,205)        (279,309)
Interest income                                  0              51,733                   0           27,971
Rental income                               31,250              30,000              16,000           15,000
Other                                        6,540              23,869               2,172            7,950
                                       -----------         -----------         -----------      -----------

    Other income (expense), net           (893,237)           (522,872)           (531,033)        (228,388)

NET INCOME BEFORE TAXES                $ 2,601,215         $ 2,581,994         $ 1,195,502      $ 1,019,451

PROVISION FOR INCOME
    TAXES (Note 8)                         660,026             871,000             320,000          339,000

NET INCOME                             $ 1,941,189         $ 1,710,994         $   875,502      $   680,451
                                       ===========         ===========         ===========      ===========

EARNINGS PER SHARE (Note 9)            $      0.08         $      0.07         $      0.04      $      0.03
                                       ===========         ===========         ===========      ===========

                     THE COLONEL'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                                               SIX MONTHS ENDING
                                                                                    JUNE 30
                                                                        --------------------------------

                                                                           1998                 1997
                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 1,941,189          $ 1,710,994
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                             2,268,441            1,874,946
Deferred tax provision                                                     (114,000)             315,000
Gain on sale of property                                                                         (17,407)
Changes in assets & liabilities that provided (used) cash,
 net of effects of acquisitions:
Accounts receivable                                                        (252,270)             272,169
Inventories                                                              (1,410,249)              75,123
Prepaid expenses                                                             19,288             (701,096)
Other current assets                                                          6,571
Accounts payable                                                            708,618             (786,189)
Accrued expenses                                                           (282,596)             217,654
Goodwill                                                                     26,700
Income taxes payable                                                        377,488             (744,000)

    Net cash provided by investing activities                             3,289,180            2,217,194

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of consolidated subsidiaries,
 net of cash acquired                                                    (4,328,565)
Expenditures for property, plant & equipment                             (1,391,315)            (874,933)
Proceeds from sale of property, plant & equipment                                                 21,500
Net change in deposits                                                   (1,599,311)          (1,122,422)
Payment to stockholder for deposit on land                                  (48,406)

    Net cash used in investing activities                                (7,367,597)          (1,975,855)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                               579,498           (2,300,000)
Proceeds from long-term obligations                                       4,075,152            7,000,000
Principal payments on long-term debt                                     (1,317,169)          (3,606,050)
Principal payments on obligations under capital leases                     (399,521)            (460,241)
Cash contribution from related party                                                              86,785

    Net cash provided by financing activities                             2,937,960              720,494

NET INCREASE (DECREASE) IN CASH                                         $(1,140,457)         $   961,833
                                                                        ===========          ===========

CASH, BEGINNING OF PERIOD                                               $ 1,723,652              321,486
                                                                        -----------          -----------

CASH, END OF PERIOD                                                     $   583,195          $ 1,283,319
                                                                        ===========          ===========

Supplemental Schedule of noncash investing and financing activities:

Notes payable and future inventory credits issued in
    connection with acquisitions (See Note 12)                          $   621,955          $         0
                                                                        ===========          ===========

Common stock issued in connection with the acquisition
    of the Rugged Liner Companies (See Note 12)                         $ 3,677,619          $         0
                                                                        ===========          ===========

Transfer of deposits to property, plant and equipment
    relating to property placed in service                              $         0          $ 1,776,555
                                                                        ===========          ===========

Property additions from the issuance of capital leases                  $         0          $   351,705
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

        The results of operations for the three months and six months ended June 30, 1998 are not necessarily indicative of the results expected for the full year.

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

Note 2  NOTE RECEIVABLE FROM MAJORITY SHAREHOLDER

        During the third quarter of 1997, a note receivable from the majority shareholder of $1,044,956 was established.

Note 3  INVENTORIES

        Inventories are summarized as follows:      JUNE 30,       DECEMBER 31,
                                                      1998             1997
                                                   (UNAUDITED)       (AUDITED)
                                                   -----------      ----------
        Finished products                          $11,549,845      $8,644,944
        Raw materials                                  849,016         569,613
                                                   -----------      ----------

        Total inventories                          $12,398,861      $9,214,557
                                                   ===========      ==========

Note 4  PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment is summarized by major classification as follows:

                                                     JUNE 30,           DECEMBER 31,
                                                       1998                 1997
                                                    (UNAUDITED)           (AUDITED)
                                                   ------------         ------------
        Land and improvements                      $  2,541,216         $  2,504,400
        Track                                         1,598,180            1,533,760
        Buildings                                     1,216,763              930,393
        Leasehold improvements                        1,764,491            1,684,643
        Bleachers & fencing                             755,662              755,662
        Equipment                                    15,186,174           15,016,019
        Transportation equipment                      1,473,105            1,090,030
        Furniture & fixtures                          1,267,820              741,373
        Tooling                                      28,917,610           25,709,982
        Construction in progress                        222,739               88,956
                                                   ------------         ------------

               Total                                 54,943,760           50,055,218
               Less accumulated depreciation        (25,995,620)         (23,727,179)
                                                   ------------         ------------

        Net property, plant and equipment          $ 28,948,140         $ 26,328,039
                                                   ============         ============

Note 5  ACCRUED EXPENSES

        Accrued expenses consist of the following:   JUNE 30,         DECEMBER 31,
                                                       1998              1997
                                                    (UNAUDITED)        (AUDITED)
                                                    ----------        ------------
        Accrued legal                               $  496,540        $  513,977
        Accrued environmental costs                    100,000           100,000
        Accrued taxes                                   99,115            55,301
        Advance ticket sales                           771,028            23,826
        Other                                           64,315           441,533
                                                    ----------        ----------

        Total                                       $1,530,998        $1,134,637
                                                    ==========        ==========

Note 6  NOTE PAYABLE

        Note payable consists of the following:                    JUNE 30,         DECEMBER 31,
                                                                     1998              1997
                                                                  (UNAUDITED)        (AUDITED)
                                                                  ----------        ------------
        Line of credit with a bank, interest is due monthly
          at the bank's prime rate (8.5% at June 30, 1998)        $6,579,498        $6,000,000
                                                                  ==========        ==========

        The Company has a line of credit with a bank which was renegotiated in April 1998 extending the maximum borrowing base from $6,000,000 to $8,000,000, and expires in May 1999. The line of credit is secured by all of the Company's assets. Remaining availability under this line of credit at June 30, 1998 was $1,420,503.

Note 7  LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following:                 JUNE 30,         DECEMBER 31,
                                                                          1998               1997
                                                                       (UNAUDITED)         (AUDITED)
                                                                       -----------       ------------
        Term note payable to a bank, monthly principal
          payments of $167,000 plus interest at the bank's
          prime rate plus 1/4% (effective rate of 8.75% at
          June 30, 1998) through November 2000,
          and secured by the Company's assets                          $ 4,829,000        $ 5,831,000
        Mortgage payable to a bank, interest at the bank's
          prime rate plus 2% (effective rate of 10.5% at
          June 30, 1998), annual principal payments
          of $50,000 plus interest due quarterly, through
          September 2004.  Secured by underlying property.                 350,000            350,000
        Capital lease obligations through December 2002;
          monthly installments of $62,771 including interest
          at rates between 7.5% and 8.75%, collateralized
          by the related machinery and equipment                         4,815,345          5,214,866
        Capital lease obligation through March 1999;
          monthly installments of $15,987 including interest
          at 8.5%                                                          226,744            226,744
        Acquisition line of credit.  Interest at bank's prime
          rate (8.5% at June 30, 1998)                                   4,075,152                 --
        Vehicle financing                                                  315,278            212,065
        Other                                                              373,421            176,121
                                                                       -----------        -----------
                  Total                                                 14,984,940         12,010,796
        Less current portion                                            (4,630,365)        (3,166,741)
                                                                       -----------        -----------

        Long-term portion                                              $10,354,575        $ 8,844,055
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

Note 8  INCOME TAXES

        The Company's income tax liability for the second quarter of 1998 was approximately $320,000.

Note 9  EARNINGS PER SHARE

        In accordance with SFAS 128, basic earnings per share for June 30, 1998 and 1997 calculated as net income divided by the weighted average number of common shares outstanding of 24,355,904 and 24,177,805, respectively. Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding of 24,363,655 and 24,178,506, respectively, which has been increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued
        (7,751) and (701) for 1998 and 1997 respectively. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same.

Note 10 LITIGATION

        No material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1997 occurred during the first two quarters of 1998.

Note 11 ENVIRONMENTAL

        No material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1997 occurred during the first two quarters of 1998.

Note 12 ACQUISITIONS

        During 1998, the Company acquired inventory of $875,000, accounts receivable of $206,000, property of $700,000, other assets of $33,000, debt of $432,000, accounts payable of $339,000 and other liabilities of $16,000 as a result of the purchase of Dealers
        Choice Distribution, Inc., DC Sales, Inc., Road and Truck and Duraliner of Nashville. The total cash paid for the purchases was $425,000. In addition to the cash paid, the Company issued a note payable of $108,733, and provided the Seller with future credits for the purchase of $513,222 of the Company's inventory. Goodwill of approximately $20,000 has been recorded as a result of these acquisitions and is being amortized over seven years.
        The acquisitions have been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition.

        In April 1998, the Company also acquired the Rugged Liner Companies. The acquisition has been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. A preliminary allocation of the purchase price to the net assets acquired resulted in the Company acquiring inventory of $899,000, accounts receivable of $1,052,000 property of $3,542,000, other assets of $360,000, debt of $74,000, accounts payable of $575,000 and other liabilities of $150,000. The total cash, stock and other consideration paid for the assets, exclusive of the liabilities assumed, was $7,908,000. Goodwill of approximately $2,854,000 has been recorded as a result of this acquisition and is being amortized over seven years. The portions of the allocation that relate to data that was not available will subsequently be adjusted to reflect the finally determined amounts, with a corresponding adjustment of goodwill.

Note 13 SUBSEQUENT EVENTS

        The Company has issued tender offers and purchase commitments for three additional acquisitions, and expects to close on these within the next 30 days. The aggregate purchase price for all three proposed acquisitions is not expected to exceed $500,000.

                               EXHIBIT INDEX

EXHIBIT
NUMBER                           ITEM
------                           -----

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

3.2 Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1       Articles of Incorporation of the Company, as amended.  See
          Exhibit 3.1 above.

4.2       Bylaws of the Company, as amended.  See Exhibit 3.2 above.

10.1 Employment Agreement dated as of April 23, 1998 between the Colonel's Rugged Liner, Inc. and Mark German.

27        Financial Data Schedule