Form 10-Q
period 1998-09-30
COLONELS INTERNATIONAL INC
filed 1998-11-17
CIK 771249

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1998

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

                    Yes __X__      No _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     There were 24,631,832 shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 9, 1998.

===========================================================================

                                  PART I
                           FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

          The financial statements required under Item 1 of Part I are set forth in Appendix A to this Form 10-Q and are herein incorporated by reference.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

     The Colonel's International, Inc. (the "Company") is a publicly held holding company with no independent operations of its own. The Company has four wholly owned subsidiaries: The Colonel's, Inc. ("The Colonel's"), The Colonel's Truck Accessories, Inc. ("CTA"), Rugged Liner, Inc. ("Rugged Liner"), and Brainerd International Raceway, Inc. ("BIR"). In addition, The Colonel's Dealers Choice Distribution, Inc. ("Dealers Choice") is a wholly owned subsidiary of CTA.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, five distribution warehouses (located in Dallas, Texas; Houston, Texas; Glendale (Phoenix), Arizona; West Memphis, Arkansas; and Totowa, New Jersey), and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia.

THE COLONEL'S TRUCK ACCESSORIES, INC.

     CTA manufactures and sells pickup truck bedliners and tail gate covers through a distributor network. In March 1997, CTA began to acquire retail outlet stores to sell manufactured items and other truck accessories that it purchases to wholesale subdistributors and dealerships. These retail outlet stores also offer installation services and direct sales to retail customers. CTA uses various methods to market its manufactured bedliners and other truck accessories products.

     CTA's first acquisition, in March 1997, was Truckware in Baldwin Park, California. Truckware was the Company's pilot retail outlet store that converted existing customers from a competitor's product to CTA's manufactured bedliner. In addition to bedliners, it purchased products from other manufacturers and sold them through a warehouse/retail outlet store. In 1997, CTA purchased certain assets of Eastern Off Road Equipment, Inc. with similar retail outlet stores located in Pennsylvania, Maryland, Virginia and West Virginia. In 1998, CTA purchased the assets of the following: Road and Truck, which is located in Thousand Oaks, California; Dealers Choice, which is located in Collinsville, Illinois and serves the St. Louis metropolitan area; Duraliner of Nashville in Nashville, Tennessee; Sun Shade Custom located in Franklin, Tennessee; Wild Bill's Truck Accessories in Upland, California; Bedliner Kingdom in Los Angeles, California; Southland Shell in Pomona, California; Accessories Plus in Santa Clara, California; Truck Stuff in South Sacramento, California and Roseville, California; and Camper Place Warehouse, which has locations in El Paso, Texas, and Las Cruces, Ruidoso, and Roswell, New Mexico. All these facilities warehouse and sell bedliners, caps and tonneau covers that CTA manufactures and other purchased truck accessory products to the wholesale and retail markets.

     Additionally, CTA purchased the assets of Horizon Coach, Inc., a manufacturing company located in Riverside, California. This facility manufactures custom pick-up truck caps, sport tops and tonneau covers. CTA operates this facility under the name The Colonel's Truck Accessories, Inc., and uses it to supply products to CTA's truck accessory outlet stores.

RUGGED LINER, INC.

     Rugged Liner was formed in March 1998 in connection with the acquisitions by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In these acquisitions, which were consummated in April 1998, each of the Rugged Liner Companies merged with and into Rugged Liner, with Rugged Liner being the surviving corporation. Rugged Liner, which is located in Uniontown, Pennsylvania, manufactures non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles. Rugged Liner has a distribution warehouse/service center in Pomona, California and also markets it products through CTA's retail outlet stores. Rugged Liner plans to concentrate its efforts on export sales.

BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at this racetrack. BIR schedules racing and other events held at the racetrack during weekends in the months of May through September of each year.

ACQUISITIONS THIS PERIOD

     CTA acquired seven retail outlet stores in three separate purchases during the third quarter of 1998: Accessories Plus in Santa Clara, California; Truck Stuff in South Sacramento, California and Roseville, California; and Camper Place Warehouse, which has locations in El Paso, Texas, and Las Cruces, Ruidoso, and Roswell, New Mexico.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's consolidated current assets increased from $16,267,000 at December 31, 1997 to $23,732,000 at September 30, 1998. Consolidated current liabilities increased from $13,160,000 at December 31, 1997 to $15,837,000 at the end of the third quarter of 1998.

     Cash decreased from $1,723,000 at December 31, 1997 to $1,300,000 at September 30, 1998, primarily due to timing differences in collections and pay downs on the Company's line of credit.

     The accounts receivable balance at September 30, 1998 increased by approximately $2,867,000 compared to December 31, 1997, primarily due to the acquisition of the Rugged Liner Companies, and the other additional fifteen warehouse/retail outlet stores that were acquired or started during the first three quarters of 1998.

     The inventory balance increased from $9,214,000 at December 31, 1997 to $13,795,000 as of September 30, 1998. This was primarily due to the addition of 15 new locations, Rugged Liner and the broadening of inventories at Eastern Off Road to a more optimum level.

     Prepaid expenses decreased by $92,000 from December 31, 1997 to September 30, 1998, due to the normal expense of prepaid insurance and taxes, offset by advance rentals and security deposits for new CTA warehouses.

     Property, plant and equipment increased by $2,953,000 between December 31, 1997 and September 30, 1998. Depreciation expense was approximately $3,670,000 for the nine months ended September 30, 1998. The Company used the best estimates and available information to preliminarily allocate the purchase price to the net assets acquired in the Rugged Liner acquisition. Any subsequent adjustments that may be required will be offset to goodwill.

     Deposits increased from $630,000 at December 31, 1997 to $1,360,000 at September 30, 1998. The increase relates to progress payments toward various new tools that are on order for The Colonel's and CTA. The Company holds payments toward uncompleted tools in deposits until the tool is completed, at which time the tool is transferred to property, plant and equipment.

     Goodwill increased from $379,000 as of December 31, 1997 to $3,152,000 at September 30, 1998. The $2,773,000 increase is related to the acquisition of the Rugged Liner Companies and is being amortized over seven years along with goodwill recognized for the other acquisitions completed in 1998.

     Notes payable increased by $450,000 as the Company drew down on the line of credit to purchase additional inventories and established an acquisition line of credit for the purchase of Rugged Liner and other retail outlet stores. See "Outstanding Debt," below.

     Accounts payable increased from $1,837,000 at December 31, 1997 to $4,500,000 at September 30, 1998. The increase is a result of the acquired accounts payable of $575,000 from the Rugged Liner Companies and various other acquisitions such as Dealers Choice, Road and Truck and Duraliner of Nashville, plus an increase in inventory levels and normal accounts payable activity from the acquired stores..

     Accrued expenses increased $163,000 due to a credit for merchandise granted in connection with an asset acquisition and advance ticket sales by BIR.

OUTSTANDING DEBT

     In May 1997, the Company entered into a $7,000,000 term note which requires monthly principal payments of $167,000 plus interest at prime plus
0.25 percent. The term note has a maturity date of November 1, 2000. The loan is secured by all of the Company's assets and had a balance of $4,328,000 at September 30, 1998.

     The Company's line of credit was renegotiated in April 1998. The Company's $6,000,000 line of credit was increased to $8,000,000 and now expires in May 1999. The line of credit is secured by all of the Company's assets. Interest is paid at prime on a monthly basis. From time to time the Company funds its line of credit with Eurodollars that allow the Company to borrow at a rate below prime for a fixed period of time. The outstanding balance on the line of credit was $6,450,000 at September 30, 1998.

     In April 1998, the Company secured a $7,500,000 acquisition line of credit with its primary lending institution, part of which was utilized in the acquisition of the Rugged Liner Companies. The Company will pay interest only on the outstanding balance until December 1998 when the balance will be rolled into a term note where monthly payments of both principal and interest will be due. The interest rate is equal to prime. The balance at September 30, 1998 was $5,619,000.

     BIR has a $300,000 line of credit which is secured by all of its assets. There was a balance of $1,000 at September 30, 1998.

     BIR has a mortgage with a balance of $300,000 at September 30, 1998. This loan requires quarterly interest payments at 2 percent above prime and a single $50,000 principal payment in the third quarter of each year through 2004.

     In 1996, The Colonel's acquired three capital leases to finance equipment for CTA. The Colonel's leased $6,435,000 worth of equipment under a six-year agreement with monthly payments of approximately $100,000. Each lease includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The leases are collateralized by the machinery. At September 30, 1998, the balance due on these three capital leases was $4,629,000.

     During 1997, the Company also entered into a 24-month lease extension on the semi-tractor trailers that it was already leasing from its lending institution. Pursuant to the extension agreement, the Company continues to lease the vehicles for an aggregate monthly payment of $15,000. Under the extension agreement, the Company has an option to buy the trailers for $1.00 upon completion of the extended term. The balance on this capital lease was $138,000 at September 30, 1998.

     In connection with the purchase of Dealers Choice, the Company assumed a Small Business Administration loan. The balance on this loan as of September 30, 1998 was $210,000. Also, the Company assumed a real estate loan with the balance of $145,000 at September 30, 1998. The Company plans to pay both loans off in the near future.

     The Company has financed vehicles to be used at the sales retail outlet stores. The collective balance on these vehicles at September 30, 1998 was $143,000. The collective balance on financed vehicles for all other operations at September 30, 1998 was $89,000.

     The Company anticipates that future capital requirements and acquisitions will be financed through earnings from operations, amounts under its line of credit, and amounts available on the acquisition line of credit.

RESULTS OF OPERATIONS

     Revenues for the Company were $17,293,000 for the quarter ending September 30, 1998, compared to $12,271,000 for the same period in 1997. The increase in 1998 was primarily due to increased sales by CTA, and from acquisitions. Revenues increased for the nine months ending September 30,

1998 over the same period in 1997 by $9,006,000. This is primarily due to the acquisitions previously discussed, offset by a decrease in revenue for The Colonel's.

     Cost of sales increased from 69 percent of sales for the three months ended September 30, 1997, to 73 percent for the same three-month period in 1998. Cost of sales for the first nine months of 1998 increased by 1 percent over the same period in 1997 to 72 percent. This increase is primarily due to poor bumper sales resulting from mild conditions in the snow belt during the 1997-1998 winter and the Company's decision to reduce manufacturing to decrease on-hand bumper inventory.

     Selling, general and administrative expenses as a percentage of sales for the third quarter of 1998 grew to 18 percent, compared to 14 percent of sales in the same period of 1997. Selling, general and administrative expense increased 2.9 percent from 13.8 percent to 16.7 percent for the nine months ending in 1998 as compared to the same period in 1997. This is primarily due to additional operations that were acquired during the year and the increased information systems expense in connecting each location to the Company's headquarters.

     Net income decreased $722,000 for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997 mainly due to the increase in selling, general and administrative expenses of $1.4 million compared to the same period in 1997. Overall, net income for the nine months ending September 30, 1998 declined to $2,485,000 compared to $2,977,000 for the same period in 1997. This is due to the increased selling, general and administrative expenses of $2.5 million as a result of expanding CTA's and Rugged Liner's businesses and an increase in interest expense of $431,000.

     Interest expense increased by $162,000 for the three months ending September 30, 1998, over the same period of 1997. Interest for the nine months ending September 30, 1998 increased $431,000 compared to same period in 1997. The increase is the result of a higher average outstanding balance under the new line of credit added in April 1998 and the Company's acquisition line of credit.

     The Company's income tax liability for the third quarter of 1998 was approximately $627,000. The Company has accrued $1,422,000 to date for federal income taxes.

     Earnings per share during the third quarter of 1998, as compared to the third quarter of 1997, were $.02 per share and $.05 per share, respectively. For the nine months ending September 30, 1998 earnings per share were $.10 compared to $.12 for the same period in 1997.

YEAR 2000 READINESS DISCLOSURE

     The "year 2000 issue" is the result of computer programs being written using two digits rather than four digits to define the applicable year. Accordingly, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations. The year 2000 issue is not limited to computer programs or information technology systems, however. Instead, machinery and other equipment could have date-sensitive "embedded technology" that could result in failures or interruptions as a result of the year 2000 issue.

     With respect to the Company's computer systems, the Company continues to implement changes designed to provide accurate date recognition and data processing with respect to the year 2000, including modifying existing computer programs and converting to new programs. The Company believes that these activities are substantially complete at CTA, Rugged Liner and BIR. Activities with respect to The Colonel's are expected to begin in late 1998. These activities generally will require the replacement of approximately twenty personal computers and software updates for each of The Colonel's five primary locations.

     With respect to the Company's machinery and other equipment, the Company's management has met with representatives of the primary manufacturer of such equipment and has been assured that the equipment will not experience any material system interruptions or failures as a result of the year 2000 issue. While the Company has no reason to believe that the manufacturer's statements are incorrect, the Company has not undertaken an independent investigation of the year 2000 readiness of all of its machinery and other equipment.

     The Company is in the process of initiating formal communications with its significant suppliers and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own year 2000 problems. The Company has been informed by two of its significant suppliers, as well as certain other parties with whom the Company conducts business, that they are year 2000 compliant or will be in the near future. Because the Company does not have any computer or other data links with its customers, suppliers or others, the failure of such parties to remediate their year 2000 problems is not expected to interfere materially with the Company's systems.

     In the aggregate, CTA, BIR and Rugged Liner have spent approximately $269,000 to date to address this issue. The Colonel's expects to spend approximately $50,000 to replace the computers and update the software described above. Such costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations, liquidity or financial position. The projected costs of year 2000 modifications and the projected date on which the Company believes it will complete the project are management's best estimates, based on a variety of assumptions. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     Management does not expect any material disruptions to the Company's operations arising from the failure of the Company's computer systems or other equipment to properly handle the year 2000 issue. In most cases, the Company's inventories of products should be sufficient to support sales for some period of time following any such failure. If such problems were to continue for an extended period of time, however, they could have a material impact on the Company's results of operations, liquidity and financial position. In addition, the Company could face potential adverse effects if external systems, such as telephone lines or electrical service, were rendered inoperable due to the year 2000 issue. Furthermore, while as noted above the Company has received assurances from certain third parties that they are year 2000 compliant or will be in the near future, there can be no assurances that such third parties will not experience year 2000 problems of their own, thereby disrupting the Company's operations.

     As of the date of this Form 10-Q, the Company has not developed a formal contingency plan for addressing the year 2000 issue. The Company believes that certain business operations currently conducted using computers could be accomplished manually for some period of time without material difficulties. The Company plans to investigate the development of a contingency plan.

FORWARD-LOOKING STATEMENTS

     With the exception of historical matters, the matters discussed in this Form 10-Q, particularly descriptions of the Company's plans to develop and expand the business of CTA, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products; the cost and availability of inventories, raw materials and equipment furnished to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in interest rates or tax laws; and changes in economic conditions. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

                                  PART II
                             OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

     Capstone Acquisitions, Inc. ("Capstone") filed suit in the United States District Court for the District of South Carolina against Rugged Liner on July 28, 1998. Capstone contends that pursuant to an October 1995 brokerage agreement between Capstone and Rugged Liner, Capstone is entitled to payment of a four percent commission on the Company's acquisition of the Rugged Liner Companies. Capstone also seeks to recover punitive damages. In the alternative, Capstone seeks to recover the value of the brokerage services it claims to have rendered to Rugged Liner. The Company plans to vigorously defend this action.


ITEM 5.   OTHER INFORMATION.

     On September 14, 1998, the Company, The Colonel's and Donald J. Williamson, who is the Chairman of the Board and Chief Executive Officer and a major shareholder of the Company, entered into an Asset Purchase Agreement with Colonel's Acquisition Corp., a newly formed Delaware corporation. Under the terms of the Asset Purchase Agreement, The Colonel's agreed to sell, and Colonel's Acquisition Corp. agreed to purchase, substantially all of The Colonel's assets used in its business of manufacturing plastic replacement bumpers and related items. On October 19, 1998, the Company mailed its proxy statement concerning this transaction to its shareholders, and on October 30, 1998 held a special meeting of shareholders to consider and vote upon the Asset Purchase Agreement and the transactions contemplated by that agreement. At this meeting, approximately 98.1% of the outstanding shares of the Company's common stock were voted in favor of the Asset Purchase Agreement and the transactions contemplated thereby.

     On November 12, 1998, the Company received written notice from Colonel's Acquisition Corp. of its decision to terminate the Asset Purchase Agreement pursuant to the terms of Section 10.05 and related sections of that agreement. As of the date of this Form 10-Q, the Company does not know whether the sale of the assets of The Colonel's contemplated by the Asset Purchase Agreement will occur, although representatives of the Company and Colonel's Acquisition Corp. plan to continue discussing this matter.

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

2.3 Asset Purchase Agreement dated as of September 14, 1998 by and among The Colonel's International, Inc., The Colonel's, Inc., Donald J. Williamson and Colonel's Acquisition Corp.
          Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated October 19, 1998.

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

4.1       Articles of Incorporation of the Company, as amended.  See
          Exhibit 3.1 above.

4.2       Bylaws of the Company, as amended.  See Exhibit 3.2 above.

27        Financial Data Schedule


          (b) REPORTS ON FORM 8-K. The Company did not file any Reports on Form 8-K during the third quarter of 1998.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.



Dated: November 16, 1998      By: /S/ RICHARD S. SCHOENFELDT
                                  Richard S. Schoenfeldt
                                  Vice President-Finance and Chief
                                  Financial Officer (Duly Authorized
                                  Officer and Principal Financial
                                  Officer of the Registrant)

                                            APPENDIX A

                                 THE COLONEL'S INTERNATIONAL, INC.
                                    CONSOLIDATED BALANCE SHEETS
                                                           SEPTEMBER 30,         DECEMBER 31,
                                                               1998                 1997
                                                            (UNAUDITED)           (AUDITED)
                                                            -----------          -----------
ASSETS

CURRENT ASSETS:
  Cash                                                      $ 1,300,241          $ 1,723,652
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $450,000 and $493,000
      at September 30, 1998 and December 31, 1997,
     respectively)                                            6,840,629            3,973,528
Note receivable from majority shareholder (Note 2)              200,000              200,000
Inventories (Note 3)                                         13,795,542            9,214,557
Prepaid expense                                                 332,747              425,476
Deferred taxes - current                                      1,168,000              635,000
Current portion of deferred compensation/ other                  95,667               95,667
                                                            -----------          -----------

                Total current assets                         23,732,826           16,267,880

PROPERTY, PLANT, & EQUIPMENT - Net (Note 4)                  29,281,569           26,328,039

OTHER ASSETS:
  Note receivable from majority shareholder (Note 2)            746,315              844,956
  Long-term portion of deferred compensation                    228,176              255,857
  Deposits                                                    1,360,359              630,486
  Goodwill                                                    3,152,403              379,816
   Investment in Land                                           745,000                    0
  Other                                                         262,583              233,246
                                                            -----------          -----------
                Total other assets                            6,494,836            2,344,361

TOTAL ASSETS                                                $59,509,231          $44,940,280
                                                            ===========          ===========

                                                           SEPTEMBER 30,         DECEMBER 31,
                                                               1998                 1997
                                                            (UNAUDITED)           (AUDITED)
                                                            -----------          -----------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Note payable (Note 6)                                     $ 6,450,132          $ 6,000,000
  Current portion of long-term obligations                    2,069,598            3,166,741
  Accounts payable - trade                                    4,500,910            1,837,528
  Accrued expenses (Note 5)                                   1,298,629            1,134,637
  Current portion of deferred compensation                       95,667               95,667
  Income taxes payable                                        1,422,514              925,549
                                                            -----------          -----------
                Total current liabilities                    15,837,450           13,160,122

LONG-TERM OBLIGATIONS, NET OF
   CURRENT PORTION (Note 7)                                  13,820,785            8,844,055

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                 228,176              255,857

DEFERRED TAXES - LONG-TERM                                    4,655,644            3,828,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,631,832 and
      24,177,805 issued and outstanding, respectively           246,318              241,778
  Additional paid-in-capital                                  9,230,912            5,606,239
  Retained earnings                                          15,489,946           13,004,229
                                                            -----------          -----------
       Total shareholders' equity                            24,967,176           18,852,246

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                    $59,509,231          $44,940,280
                                                            ===========          ===========

                                      THE COLONEL'S INTERNATIONAL, INC.
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)
                                            NINE MONTHS ENDING               THREE MONTHS ENDING
                                               SEPTEMBER 30                      SEPTEMBER 30
                                       ----------------------------      ----------------------------

                                          1998             1997             1998              1997
                                       -----------      -----------      -----------      -----------
SALES                                  $43,333,927      $34,327,945      $17,293,087      $12,271,056

COST OF SALES                           31,033,227       24,407,361       12,598,422        8,429,590
                                       -----------      -----------      -----------      -----------

GROSS PROFIT                            12,300,700        9,920,584        4,694,665        3,841,466

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                7,235,955        4,728,331        3,124,372        1,754,079
                                       -----------      -----------      -----------      -----------

INCOME FROM  OPERATIONS                  5,064,745        5,192,253        1,570,293        2,087,657

OTHER INCOME (EXPENSE):
Interest expense                        (1,391,391)        (960,110)        (494,064)        (331,636)
Interest income                             61,281          107,549           67,862           55,816
Rental income                               55,000           45,000           24,000           15,000
Other                                      (16,537)         176,390            3,795          152,521
                                       -----------      -----------      -----------      -----------

    Other income (expense), net         (1,291,647)        (631,171)        (398,407)        (108,299)

NET INCOME BEFORE TAXES                $ 3,773,098      $ 4,561,082      $ 1,171,886      $ 1,979,088

PROVISION FOR INCOME
    TAXES (Note 8)                       1,287,381        1,583,472          627,355          712,472

NET INCOME                             $ 2,485,717      $ 2,977,610      $   544,531      $ 1,266,616
                                       ===========      ===========      ===========      ===========

EARNINGS PER SHARE (Note 9)            $      0.10      $      0.12      $      0.02      $      0.05
                                       ===========      ===========      ===========      ===========

                                 THE COLONEL'S INTERNATIONAL, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)
                                                                   NINE MONTHS ENDING
                                                                      SEPTEMBER 30
                                                             -----------------------------

                                                                1998              1997
                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $ 2,485,717       $ 2,977,610
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                  3,815,866         2,813,019
Deferred tax provision                                           294,644           316,000
Loss on sale of property                                                           (17,407)
Changes in assets & liabilities that provided (used)
    cash, net of effects of acquisitions:
Accounts receivable                                           (1,596,515)          714,063
Inventories                                                   (2,400,759)            9,583
Prepaid expenses                                                 136,525           207,370
Other current assets                                              74,550            17,162
Accounts payable                                               1,729,885        (2,450,755)
Accrued expenses                                                (349,231)         (563,155)
Income taxes payable                                             496,965          (714,126)

    Net cash provided by operating activities                  4,687,647         3,309,364

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of consolidated subsidiaries,
    net of cash acquired                                      (5,082,150)
Expenditures for property, plant & equipment                  (1,708,552)       (1,762,731)
Proceeds from sale of property, plant & equipment                                   21,500
Net change in deposits                                        (1,869,208)       (1,310,799)
Additions to notes receivable--other                                            (1,060,000)
Payment to stockholder for deposit on land                       (48,406)

    Net cash (used in) investing activities                   (8,708,316)       (4,112,030)








CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                    450,132          (800,000)
Proceeds from long-term obligations                            5,887,430         7,000,000
Principal payments on long-term debt                          (2,067,172)       (4,187,534)
Principal payments on obligations under capital leases          (673,132)         (692,984)
Cash contribution from related party                                                15,045

    Net cash provided by financing activities                  3,597,258         1,334,527

NET INCREASE (DECREASE) IN CASH                              $  (423,411)      $   531,861
                                                             ===========       ===========

CASH, BEGINNING OF PERIOD                                    $ 1,723,652           321,486
                                                             -----------       -----------

CASH, END OF PERIOD                                          $ 1,300,241       $   853,347
                                                             ===========       ===========

Supplemental Schedule of noncash investing and financing activities:

Notes payable and future inventory credits issued
    in connection with acquisitions (See Note 12)            $   738,735
                                                             ===========

Common stock issued in connection with the acquisition
    of the Rugged Liner Companies (See Note 12)              $ 3,677,619
                                                             ===========

Transfer of deposits to property, plant and equipment
    relating to property placed in service                   $ 1,139,335       $ 2,221,380
                                                             ===========       ===========

Property additions from the issuance of capital leases       $         -       $   351,705
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

          The results of operations for the three months and six months ended September 30, 1998 are not necessarily indicative of the results expected for the full year.

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

Note 2    NOTE RECEIVABLE FROM MAJORITY SHAREHOLDER

          During the third quarter of 1997, an unsecured note receivable bearing interest at 8% per annum from the majority shareholder of $1,044,956 was established.

Note 3    INVENTORIES

          Inventories are summarized as follows:        SEPTEMBER 30,      DECEMBER 31,
                                                            1998               1997
                                                         (UNAUDITED)        (AUDITED)
                                                        -------------------------------
          Finished products                              $13,095,630        $8,644,944
          Raw materials                                      699,912           569,613
                                                         -----------        ----------

          Total inventories                              $13,795,542        $9,214,557
                                                         ===========        ==========

Note 4    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized by major classification as follows:

                                                      SEPTEMBER 30,       DECEMBER 31,
                                                          1998               1997
                                                       (UNAUDITED)         (AUDITED)
                                                      --------------------------------
          Land and improvements                        $ 2,531,217       $ 2,504,400
          Track                                          1,746,310         1,533,760
          Buildings                                      1,852,340           930,393
          Leasehold improvements                         1,258,325         1,684,643
          Bleachers & fencing                              760,955           755,662
          Equipment                                     14,178,238        15,016,019
          Transportation equipment                       2,763,724         1,090,030
          Furniture & fixtures                           1,411,248           741,373
          Tooling                                       30,176,816        25,709,982
          Construction in progress                               0            88,956
                                                       -----------       -----------

                 Total                                  56,679,173        50,055,218
                 Less accumulated depreciation         (27,397,604)      (23,727,179)
                                                       -----------       -----------

          Net property, plant and equipment            $29,281,569       $26,328,039
                                                       ===========       ===========

Note 5    ACCRUED EXPENSES

          Accrued expenses consist of the following:       SEPTEMBER 30,      DECEMBER 31,
                                                               1998               1997
                                                            (UNAUDITED)         (AUDITED)
                                                           -------------------------------
          Accrued legal                                     $  545,258         $  513,977
          Accrued environmental costs                          100,000            100,000
          Accrued taxes                                         58,720             55,301
          Advance Sales Deposits                                33,205             23,826
          Other                                                561,446            441,533
                                                            ----------         ----------

          Total                                             $1,298,629         $1,134,637
                                                            ==========         ==========

Note 6    NOTE PAYABLE

          Note payable consists of the following:                  SEPTEMBER 30,     DECEMBER 31,
                                                                       1998             1997
                                                                    (UNAUDITED)       (AUDITED)
                                                                   -------------     ------------
          Line of credit with a bank, interest is due monthly
          at the bank's prime rate (8.0% at September 30, 1998)     $6,450,132        $6,000,000
                                                                    ==========        ==========

          The Company has a line of credit with a bank which was renegotiated in April 1998 extending the maximum borrowing base from $6,000,000 to $8,000,000, and expires in May 1999. The line of credit is secured by all of the Company's assets. Remaining availability under this line of credit at September 30, 1998 was $1,549,868.

Note 7    LONG-TERM OBLIGATIONS

          Long-term obligations consist of the following:              SEPTEMBER 30,    DECEMBER 31,
                                                                           1998             1997
                                                                        (UNAUDITED)       (AUDITED)
                                                                        -----------      -----------
          Term note payable to a bank, monthly principal
            payments of $167,000 plus interest at the bank's
            prime rate plus 1/4% (effective rate of 8.25% at
            September 30, 1998) through November 2000,
            and secured by the Company's assets                         $ 4,328,000      $ 5,831,000
          Mortgage payable to a bank, interest at the bank's
            prime rate plus 2% (effective rate of 10.5% at
            September 30, 1998), annual principal payments
            of $50,000 plus interest due quarterly, through
            September 2004.  Secured by underlying property.                300,000          350,000
          Capital lease obligations through December 2002;
            monthly installments of $62,771 including interest
            at rates between 7.5% and 8.75%, collateralized
            by the related machinery and equipment                        4,629,562        5,214,866
          Capital lease obligation through March 1999;
            monthly installments of $15,987 including interest
            at 8.5%                                                         138,916          226,744
          Acquisition line of credit.  Interest at bank's prime
            rate (8.0% at September 30, 1998)                             5,619,179               --
          Vehicle financing                                                 233,777          212,065
          Other                                                             640,949          176,121
                                                                        -----------      -----------
                    Total                                                15,890,383       12,010,796
          Less current portion                                           (2,069,598)      (3,166,741)
                                                                        -----------      -----------

          Long-term portion                                             $13,820,785      $ 8,844,055
                                                                        ===========      ===========

Note 8    INCOME TAXES

          The Company's income tax liability for the third quarter of 1998 was approximately $627,355.

Note 9    EARNINGS PER SHARE

          In accordance with SFAS 128, basic earnings per share for September 30, 1998 and 1997 calculated as net income divided by the weighted average number of common shares outstanding of 24,448,891 and 24,177,805, respectively. Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding of 24,456,574 and 24,178,506, respectively, which has been increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued (7,683) and (701) for 1998 and 1997 respectively. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same.

Note 10   LITIGATION

          Except as discussed in Item 1 of Part II of this Form 10-Q, no material developments in the litigation discussed in the Company's Form 10-K for the year ended December 31, 1997 occurred during the first three quarters of 1998.

Note 11   ENVIRONMENTAL

          No material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1997 occurred during the first three quarters of 1998.

Note 12   ACQUISITIONS

          During 1998, the Company acquired inventory of $1,281,000, accounts receivable of $219,000, property of $974,000, other assets of $72,000, debt of $432,000, accounts payable of $358,000 and other liabilities of $15,000 as a result of the purchase of Dealers Choice Distribution, Inc., DC Sales, Inc., Road and Truck, Duraliner of Nashville, Truck Stuff, Inc., Accessories Plus 4X4 Center, and Camper Place. The total cash paid for the purchases was $1,070,000. In addition to cash paid, the company issued notes payable for $225,000, and provided the seller with future credits for the purchase of $513,000 of the Company's inventory. Goodwill of approximately $68,000 has been recorded as a result of these acquisitions and is being amortized over seven years. The acquisitions have been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition.

          During the second quarter of 1998, the Company also acquired the Rugged Liner Companies. The acquisition has been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. A preliminary allocation of the purchase price to the net assets acquired resulted in the Company acquiring inventory of $899,000, accounts receivable of $1,052,000 property of $3,542,000, other assets of $360,000, debt of $74,000, accounts payable of $575,000 and other liabilities of $150,000. The total cash, stock and other consideration paid for the assets, exclusive of the liabilities assumed, was $7,908,000. Goodwill of approximately $2,854,000 has been recorded as a result of this acquisition and is being amortized over seven years. The portions of the allocation that relate to data that was not available, will subsequently be adjusted to reflect the finally determined amounts, with a corresponding adjustment of goodwill.

Note 13   SUBSEQUENT EVENTS

          On September 14, 1998, the Company, The Colonel's and Donald J. Williamson, who is the Chairman of the Board and Chief Executive Officer and a major shareholder of the Company, entered into an Asset Purchase Agreement with Colonel's Acquisition Corp., a newly formed Delaware corporation. Under the terms of the Asset Purchase Agreement, The Colonel's agreed to sell, and Colonel's Acquisition Corp. agreed to purchase, substantially all of The Colonel's assets used in its business of manufacturing plastic replacement bumpers and related items. On October 19, 1998, the Company mailed its proxy statement concerning this transaction to its shareholders, and on October 30, 1998 held a special meeting of shareholders to consider and vote upon the Asset Purchase Agreement and the transactions contemplated by that agreement. At this meeting, approximately 98.1% of the outstanding shares of the Company's common stock were voted in favor of the Asset Purchase Agreement and the transactions contemplated thereby.

          On November 12, 1998, the Company received written notice from Colonel's Acquisition Corp. of its decision to terminate the Asset Purchase Agreement pursuant to the terms of Section 10.05 and related sections of that agreement. As of the date of this Form 10-Q, the Company does not know whether the sale of the assets of The Colonel's contemplated by the Asset Purchase Agreement will occur, although representatives of the Company and Colonel's Acquisition Corp. plan to continue discussing this matter.

                               EXHIBIT INDEX

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

2.3 Asset Purchase Agreement dated as of September 14, 1998 by and among The Colonel's International, Inc., The Colonel's, Inc., Donald J. Williamson and Colonel's Acquisition Corp.
          Incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement dated October 19, 1998.

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