Form 10-K405
period 1998-12-31
COLONELS INTERNATIONAL INC
filed 1999-03-31
CIK 771249

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

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1998

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
        For the transition period from ____________ to ____________

                     Commission File Number: 2-98277C

                     THE COLONEL'S INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

                 MICHIGAN                             38-3262264
      (State or other jurisdiction of              (I.R.S. employer
       incorporation or organization)             identification no.)

   620 SOUTH PLATT ROAD, MILAN, MICHIGAN                48160
  (Address of principal executive offices)            (Zip code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (734) 439-4200

        Securities registered pursuant to Section 12(b) of the Act:

                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS               ON WHICH REGISTERED
       -----------------------------         ----------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 22, 1999: 24,518,326

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 22, 1999: $4,489,590.

Documents and Information Incorporated by Reference: Items 10, 11, 12 and 13 are incorporated by reference from the registrant's definitive Proxy Statement for Annual Meeting of Shareholders to be held May 7, 1999

Items Omitted Pursuant to Rule 12b-25:  Items 6, 7, 7A and 8

===========================================================================

                                PART I

ITEM 1.   BUSINESS

THE COLONEL'S INTERNATIONAL, INC.

     The Colonel's International, Inc. (the "Company") is a holding company with no independent operations of its own. Its three active wholly owned subsidiaries are The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. (formerly named Rugged Liner, Inc.) ("CRL") and The Colonel's Brainerd International Raceway, Inc. (formerly named Brainerd International Raceway, Inc.) ("BIR"). In addition, The Colonel's Dealers Choice ("Dealers Choice") is a wholly owned subsidiary of CTA. Finally, The Colonel's, Inc. ("The Colonel's") is an inactive subsidiary of the Company, having sold substantially all of its assets in December 1998, as described below. References to "the Company" herein should be read to include the Company and its subsidiaries as a whole, unless the context otherwise indicates.

     The Company is a Michigan business corporation and is the successor to Brainerd International, Inc. ("Brainerd"). Effective December 31, 1995, Brainerd merged with and into the Company, with the Company being the surviving corporation. Pursuant to that merger, shares of Brainerd common stock were converted into the same number of shares of the Company's common stock, $0.01 par value per share ("Common Stock"). Also effective December 31, 1995, Brainerd Merger Corporation, a wholly owned subsidiary of Brainerd, merged with and into The Colonel's. The Colonel's was the surviving corporation in that merger and, as a result, became a wholly owned subsidiary of the Company. At the same time, Brainerd transferred all of its operating assets to BIR, which became a subsidiary of the Company.

     The truck accessory division of The Colonel's was incorporated under Michigan law as The Colonel's Truck Accessories, Inc. Effective January 1, 1997, The Colonel's transferred its truck bedliner assets and operations to CTA.

     CRL was formed in March 1998 in connection with the April 1998 acquisitions of four Pennsylvania corporations engaged in the truck accessory business.

     On December 17, 1998, The Colonel's completed the sale of substantially all of its assets used in the business of manufacturing and selling plastic replacement bumpers, facias and related parts. The buyer of these assets was AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.) ("AutoLign"), a newly formed Delaware corporation affiliated with an investor group led by Philip B. Storm.

     Prior to the sale of the assets of The Colonel's, the Company operated in three industry segments: manufacture of automotive bumpers and other miscellaneous reinforcement beams and brackets (The Colonel's), manufacture of bedliners and sale of these bedliners and other truck accessories at retail stores throughout the country (CTA, CRL and Dealers Choice), and operation of a multi-purpose motor sports facility (BIR). Due to the sale of The Colonel's assets, the Company now operates in only two industry segments. A description of the business of the Company's subsidiaries follows.

THE COLONEL'S TRUCK ACCESSORIES, INC.

     GENERAL

     In 1995, the Company determined that it believed there to be an opportunity in the new and used vehicle accessories market. This opportunity was considered to be attractive for the Company because many of such accessories are produced from plastics that are already an integral part of The Colonel's current manufacturing capability and because such accessories share like, though not identical, distribution systems.

     As a result of this analysis, the Company formed CTA and launched the first accessory product to be manufactured and distributed by CTA: a truck bedliner. CTA has also started to manufacture shells and tonneau covers.

     Once the decision to enter this market was made, CTA required only 13 months to bring the manufacturing plant on line. The plant began operations in May 1996 and successfully commenced marketing and distribution in the last two quarters of that year. Prior to 1997, these operations were conducted by The Colonel's former truck accessory division. Effective January 1, 1997, however, The Colonel's transferred its truck bedliner operations to CTA.

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

     Shells are caps, made of fiberglass, that enclose the pickup truck bed. Shells are usually as high as the cab. Tonneau covers are flat fiberglass covers that cover the truck bed box at the rail level. Both the shells and tonneau covers are generally custom painted to match the color of the vehicle. Because these products are usually special ordered, the products are often sold before they are manufactured.

     CTA's accessory product line currently consists mainly of truck bedliners that are made to fit a number of different models. CTA produces both under-the-rail and over-the-rail products. CTA manufactures approximately 47 different liners and also manufactures fiberglass tonneau covers for all makes and models of pickup trucks, as well as shells and caps. CTA currently purchases additional products, such as tool boxes, running boards, tires, wheels, mats, bug shields, visors, grill covers, light covers, trim pieces, running lights and racks for distribution through retail sales and distribution stores. However, CTA may begin to manufacture many of these products in the future.

     MANUFACTURING

     CTA uses plastic sheet extrusion machines (2) and rotary vacuum formers (6) to produce liners. Raw materials, supplied by Phillips Petroleum, are maintained in large vessels in CTA's Owosso, Michigan plant. Keeping these materials inside avoids temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet and reduces variations in the quality of CTA's extruded sheets.

     CTA believes that it is unique among all United States bedliner manufacturers in the type of equipment and the control of product employed in this operation. The Company believes that CTA's ability to control every element of production, from raw materials to finished product, makes CTA's operation highly competitive.

     CTA's extruded plastic sheets are inserted into rotary vacuum formers in order to produce truck bedliners. After the product is made by the vacuum formers, it is hand trimmed and checked for quality assurance. The product is then inventoried against shipment to customers. Inventory is held within the Owosso plant facility and shipped by CTA's fleet of tractors and trailers.

     Total annual production capacity in the plant is estimated at over 700,000 units, assuming three shifts of operation. The facility currently runs two shifts per day.

     CTA manufactures shells and tonneau covers at its Riverside, California facility. This modern fiberglass plant uses traditional hand laid up fiberglass molding techniques to produce highly polished fiberglass surfaces. The four station paint line preparation, painting, baking and drying allow the products to be custom painted to match each truck color.

     DISTRIBUTION AND SALES

     Because of their size, shells and tonneau covers are transported to customers on specially designed trailers that carry a maximum of 24 shells.

     Distribution is made to a highly fragmented network of distributors and dealers across the United States. CTA has acquired some of these fragmented distributors and started its own distribution network.

     CTA is also testing retail sales points for its liners coupled with other accessory products produced by other manufacturers. The test market for retail sales is Los Angeles, California, one of the largest markets in the United States. The Los Angeles market has the largest number of truck registrations in the United States. This model proved successful and the Company has spread this success to other key regions such as San Francisco and New Mexico.

     Sales are directed from the Owosso facility through the marketing manager to coordinated district outside salespeople. CTA expanded this sales department in 1997 to sustain the momentum created by the initial liner introduction and to penetrate new distribution channels.

     During 1997, CTA expanded distribution in areas where distributors were weak. In February, 1997, CTA purchased certain of the assets of Truckware, Inc. in Baldwin Park, California. This purchase was the first in a series of purchases that allow CTA increased access to distribution channels to facilitate retail sales and expand its direct truck dealership sales of its manufactured products.

     In December, 1997, CTA purchased certain assets of Eastern Off Road, which has sales outlets in Pennsylvania, Maryland, Virginia and West Virginia. Eastern Off Road is an established truck accessories outlet chain that has been in the marketplace for over 20 years.

     By the end of 1997, CTA purchased three additional retail/wholesale stores in California and started its own distribution warehouse in North Carolina.

     During 1998, CTA added retail stores in Flint, Michigan;
Nashville, Tennessee; St. Louis, Missouri; Thousand Oaks, California; Franklin, Tennessee; Santa Clara, California; Roseville, California; South Sacramento, California; El Paso, Texas; and Roswell, Las Cruces, and Ruidoso, New Mexico. See "Properties" below.

     MARKET

     The market for liners is estimated at approximately 50% of the total volume of new pickups sold in the United States, both foreign and domestic, and is estimated to be 1.5 million units per year. The pickup truck and sport utility vehicle market, which constitutes a substantial percentage of all vehicles sold, continues to grow. As this market expands, so does the auxiliary equipment market. CTA's truck accessories sold at retail targets this market. In addition, CTA has the ability to install all of the products that it manufactures at each of its retail outlet stores.

     COMPETITION

     CTA estimates that there are approximately ten other manufacturers of bedliners in the United States. The two largest, Durakon
Industries, Inc. and PENDA Corporation, manufacture and sell the majority of all bedliners in the United States. The eight remaining manufacturers accounted for the remainder before CTA's entrance in the market. CTA estimates that it is currently the third largest manufacturer in this market.

     EMPLOYEES

     CTA employs approximately 271 people, including approximately 267 contract employees leased through Simplified Employment Services ("SES"), an employment brokerage service. Management of CTA includes two former Durakon employees with long experience in this industry sector. John Carpenter, who is CTA's President, was formerly national sales manager for Durakon. Dennis Bills was formerly a production manager for Durakon and holds a similar position in CTA. The Company believes that these two individuals, along with CTA's other management personnel, bring a strong background to CTA's management team.

     PROPERTIES

     CTA manufactures bedliners in its Owosso, Michigan plant, which is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of the Company. The plant has 240,000 square feet of space, which CTA believes is adequate for current operations and planned expansion, and has 85 full-time employees. This facility, which also houses CTA's executive offices, is located at 951 Aiken Road, Owosso, Michigan 48867.

     The Baldwin Park, California facility serves as CTA's main retail sales point and warehouse facility on the west coast. It also serves as the office of CTA's west coast sales manager and has seven full-time employees. The warehouse is 24,000 square feet and is located at 12907 Garney. Baldwin Park is in north central Los Angeles.

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

     The Los Angeles, California facility operates under the name CTA-Bedliner Kingdom and is located in the warehouse district in downtown Los Angeles. This facility mainly stocks and installs liners and bed mats. This 4,600 square foot facility, located at 1907 E. 7th Street, acts as a retail sales point. It employs two full-time employees.

     The Pomona, California facility, located at 4187 E. Mission
Boulevard, operates under the name CTA-Southland Shell. This 2.4 acre open air corner lot houses outside displays of bedliners, caps, shells and tonneau covers. The offices are housed in a trailer. The facility employs one part-time and two full-time employees.

     The Uniontown Central Warehouse, located on Route 119 in
Uniontown, Pennsylvania, is a 20,000 square foot leased facility that acts as a central warehouse for all the CTA-Eastern Off Road retail outlets. It acts as a central shipping and receiving point. It employs three full-time warehouse employees.

     Another location in Uniontown, Pennsylvania, is a CTA-Eastern Off Road retail sales point of 5,000 square feet, located on Route 40.
The facility employs five full-time employees.

     The Robinson Township, Pennsylvania CTA-Eastern Off Road retail sales store is 2,400 square feet, and is located on Route 60 and Moon Run on the outskirts of Pittsburgh. It employs three full-time employees.

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

     The Thousand Oaks, California facility was purchased in 1998. This 3,500 square foot facility operates under the name CTA-Road N Truck. It is a full retail sales and installation facility located approximately 80 miles north of Los Angeles. The facility employs four full-time employees and is located at 3234 E. Thousand Oaks Boulevard.

     The Nashville, Tennessee store was acquired in 1998. This 13,000 square foot facility, located at 85 Cleveland Street, acts as both a wholesale dealership and a retail sales point for the Nashville area. Installations are performed in an installation facility adjacent to the newly constructed retail sales center. The facility employs nine full-time employees.

     The Collinsville, Illinois facility was purchased in 1998. It is located approximately 30 minutes from downtown St. Louis, Missouri, and operates under the banner of CTA-Dealer's Choice. This 15,000 square foot, newly renovated facility serves as a wholesale distribution point and retail sales store for the St. Louis area. Located on Route 159 at 775 W. Morrison Avenue, it employs 19 full-time employees.

     The Franklin, Tennessee facility was purchased in July 1998 and operates under the name Colonel's Sunshade Custom. This 4,800 square foot retail sales store is located at 277 Mallary Station Road, Suite 107 and acts as a remote sales outlet for the Nashville facility. Installations are performed at the back of the building. In addition to the traditional truck accessories that are sold by other similar stores, this facility also sells and installs window tinting for autos, commercial buildings and residential homes. It employs seven people.

     The Santa Clara, California facility was purchased in September 1998 and operates under the name Colonel's Accessories Plus. This 22,000 square foot warehouse and 6,000 square foot retail outlet store sells the complete line of truck accessory products under the name CTA
- Accessories Plus. It is located at 2555 Lafayette Street and employs ten people.

     The Roseville, California facility was purchased in September 1998 and operates under the name Colonel's Truck Stuff. This 4,200 square foot facility serves as a retail outlet store. It is located at 106 N.
Sunrise Ave and employs two people.

     The South Sacramento, California location was purchased in September 1998 and operates under the name CTA - Truck Stuff. This 6,800 square foot facility sells to both retail and wholesale customers including dealerships and body customizing shops. It is located at 15-B Quinta Court and employs four people.

     The El Paso, Texas facility was purchased in September 1998 and operated under the name CTA-Camper Place/Truck Parts Warehouse. This 6,400 square feet facility sells to both retail and wholesale, and has installation facilities. It is located at 9821 Montana Ave.

     The Las Cruces, New Mexico facility was purchased in September 1998 and operates under the name CTA- Camper Place/Truck Parts
Warehouse. This 7,000 square feet facility sells to both retail and wholesale, and has installation facilities. It is located at 1575 El Paseo Ave.

     The Ruidoso, New Mexico facility was purchased in September 1998 and operates under the name CTA- Camper Place/Truck Parts Warehouse. This 5,500 square feet facility sells to both retail and wholesale, and has installation facilities. It is located at 109 Highway 70 East

     The Roswell, New Mexico facility was purchased in September 1998 and operates under the name CTA- Camper Place/Truck Parts Warehouse. This 7,500 square feet facility sells to both retail and wholesale, and has installation facilities. It is located at 2114 West 2nd Ave.

     All of the foregoing properties of CTA, except for Collinsville, Illinois, are leased from third parties. The Collinsville location is owned by CTA.

THE COLONEL'S RUGGED LINER, INC.

     GENERAL

     CRL was formed in March 1998 in connection with the April 1998 acquisitions by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In these acquisitions, which were consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. In these mergers, CRL's name was changed to "Rugged Liner, Inc." However, in early 1999, CRL changed its name back to "The Colonel's Rugged Liner, Inc."

     PRODUCTS

     CRL, which is located in Uniontown, Pennsylvania, manufactures non-skid bedliners and bed mats, ground lowering kits for SUVs, and a sliding three piece tonneau cover. These products complement CTA's similar products to give customers a greater choice in their purchases.

     MANUFACTURING

     At CRL's facility in Uniontown, Pennsylvania, extruded plastic sheets are inserted into a rotary vacuum former to produce truck bedliners. After the products are made by the vacuum formers, they are hand trimmed and checked for quality assurance. The products are then inventoried against shipment to customers. Inventory is held within the CRL facility and shipped by CRL's fleet of tractors and trailers and by common carrier. Total annual production capacity in the plant is estimated at over 250,000 units, assuming three shifts of operation. The facility currently runs one shift per day.

     MARKET

     CRL sells through a distributor network, through CTA retail stores, and manufacturer's representatives. It primarily targets export markets such as Central and South America and the Middle East. The Company does not have reliable data concerning the world market for bedliners.

     COMPETITION

     CRL estimates that there are approximately ten other manufacturers of bedliners in the United States. The two largest, Durakon Industries, Inc. and PENDA Corporation, manufacture and sell the majority of all bedliners in the United States. The eight remaining manufacturers accounted for the remainder before CTA's entrance in the market. CRL estimated that it was the fourth largest manufacturer in this market before it was purchased by the Company. CTA and CRL combined are believed to be third in overall sales.

     EMPLOYEES

     CRL employs approximately 46 people, including approximately 45 contract employees leased through SES. In connection with the acquisition of the Rugged Liner Companies, Mark German, formerly the President and majority shareholder of each of the Rugged Liner Companies, became the President of CRL and was appointed President of the Company in May 1998. The Company believes that Mr. German's long-term standing in the industry, along with CTA's management personnel, bring a strong complementing background to the Company's management team.

     PROPERTIES

     CRL has two leased properties. CRL manufactures bedliners for export and SUV ground lowering kits in a 160,000 square foot building located on Route 119 in Uniontown, Pennsylvania, about one hour southeast of Pittsburgh, Pennsylvania. This facility also serves as a master warehouse for the Eastern Off Road retail outlet stores. CRL also has a 150,000 square foot distribution warehouse/service center located at 2090 South Hellman, Ontario, California

THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC.

     GENERAL OPERATIONS

      BIR and its predecessors have operated the Brainerd
International Raceway, which is located at 4343 Highway 371 North,

Brainerd, Minnesota 56401 (the "Raceway"), since June 1973. At the Raceway, BIR organizes and promotes various spectator events such as road and drag races, including races for sports cars, motorcycles and go-karts, and derives a substantial portion of its revenues from ticket sales and spectator attendance. In addition, BIR permits the use of the Raceway by others who organize and promote racing events, and by individuals or commercial organizations who may use the Raceway for things such as automobile road testing or filming. All racing events, whether or not organized by BIR, are conducted over a two to four-day period, usually encompassing a weekend.

     SOURCES OF REVENUE

     BIR derives its revenues from four principal sources: (i) ticket sales; (ii) camping fees, concession sales, and track rentals; (iii) entry fees; and (iv) sponsorship fees. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season. Entry fees are received from race participants usually at the start of each race event.

     BIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by BIR for only five spectator events in 1998. A local non-profit organization managed the camping activities on a commission basis for BIR in 1998 and is expected to do so again in 1999.

     Beer, soft drinks, candy and fast food items such as hot dogs, barbecued chicken and ribs are served at concession stands at various locations around the Raceway, but principally near the grandstand area. BIR allowed both for-profit and nonprofit organizations to operate the concession stands for the five principal spectator events in 1998. BIR receives a percentage of the gross sales of all concessions, but neither BIR nor any affiliate of BIR operates any of the food or beer concession stands. BIR currently plans to continue its practice of allowing independent for-profit and nonprofit organizations to operate the food and beer concession stands.

     BIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. BIR has also rented the Raceway for use as the site of a camping convention. The fee charged for such uses varies and is negotiated in each case.

     EVENTS AND ACTIVITIES

     During 1998, BIR organized and promoted several major spectator events, including two drag races (the "Federal-Mogul Drag Racing Series" and the NHRA "Visioneer Northstar Nationals"), two special events (the "Tires Plus Show & Go" and the "Tires Plus Muscle Car Shoot-Out"), one motorcycle race (the "AMA Hitching Post Classic") and one "Cruisin' to Lakes" hot rod custom car show.

     The Federal-Mogul Drag Racing Series, held on June 6 and 7, 1998, was a drag racing event sponsored nationally by Federal-Mogul Corporation. A drag race is generally conducted between two vehicles from a standing start over a one-quarter mile track, using sophisticated starting and timing systems. The Federal-Mogul Drag Racing Series was sanctioned by the National Hot Rod Association (the "NHRA") and was one of a series of five events in the Central States Division of the NHRA. The Federal-Mogul Drag Racing Series was organized and promoted jointly by BIR and the NHRA, and included both professional and amateur drivers who paid BIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. The Sponsorship Agreement with Federal-Mogul Corporation for this event will expire in 2002.

     The Tires Plus Show & Go event, held on July 4 and 5, 1998, was sponsored by Tires Plus under an agreement which extends through 2002. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Tires Plus Muscle Car Shoot-Out was held on July 5, 6, 1998. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles.

     The AMA Hitching Post Classic, co-sponsored by Coca-Cola and held on July 31 through August 2, 1998, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event, previously known as the Suzuki Classic, featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

     The Northstar Nationals event, held on August 20 through 23, 1998, was sponsored by Visioneer, Inc. under an agreement with the NHRA. This event features mainly professional drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of the R.J. Reynolds Tobacco Company and the sanction of the NHRA.
The four-day event features a series of drag races in the following classes: Top Pull Dragster, Funny Car, Pro Stock, Pro Truck, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Northstar Nationals are organized and promoted by the NHRA. The NHRA sanctions the Raceway from BIR for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. BIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The lease agreement with the NHRA is for one year with three three-year extensions (10 years total) at a fixed fee. Under the sanction agreement, BIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA.

     BIR also organized and sponsored four weekend drag racing "bracket" events in 1998, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and BIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

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

     In 1998, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, in 1998, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association, a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 1998, the Northland Region Karting Association, affiliated with the World Karting Association (the "WKA"), organized and sponsored several go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 1999.

     BIR will rent the Raceway to various individuals or organizations for their own unsanctioned events. Companies and other organizations use the track for winter cold weather testing, driving schools and to test or film the operation of various motor vehicles.

     In addition to attempting to continue to schedule the events discussed above, BIR is also seeking to establish additional revenue producing uses for the Raceway. Events under consideration include additional spectator racing events and music festivals.

     SANCTIONING ORGANIZATIONS

     Most racing events conducted at the Raceway, including the five principal spectator events held by BIR in 1998, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters. BIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the SCCA (governing sports cars), the NHRA (governing drag racing), the AMA (governing motorcycles) and the WKA (governing go-karts).

     COMPETITION

     The closest comparable race track which conducts road racing events similar to those conducted by BIR is located at Elkhart Lake, Wisconsin, which is approximately 75 miles northwest of Milwaukee, Wisconsin, approximately 475 miles from the Raceway and approximately 350 miles from Minneapolis/St. Paul, Minnesota. While there are drag race strips in Fargo, North Dakota, and Eau Claire, Wisconsin, the closest drag race strips that own equipment and conduct major drag race events comparable with that owned or conducted by BIR are located in Indianapolis, Indiana and Chicago, Illinois. While other regional race tracks are not generally considered competitive with BIR, other events in BIR's market area, such as sporting events, festivals and concerts, may tend to attract persons who might otherwise attend BIR's racing events. BIR does not generally consider the schedules of other spectator events when scheduling its own events.

     SEASONAL BUSINESS/WEATHER

     Substantially all of BIR's revenues arise from operation of the Raceway during the period of April through October of each year.

BIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by BIR. While sports car, stock car and motorcycle races may be conducted in nearly all weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket Buyers. A substantial majority of BIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. For example, the Brainerd 200 snowmobile race, held over the 1994-1995 New Years' weekend, was adversely affected by limited snowfall occurring prior to the event, which reduced the number of snowmobile riders who traditionally visit the Brainerd area during that weekend. Bad weather was not a significant factor in 1998.

     EMPLOYEES

     BIR employs four full-time employees. From April through October, BIR employs four full-time grounds and track maintenance personnel. In addition, BIR engages various independent contractors to handle matters such as public relations, drag racing events, perimeter and grounds security, ticket sales and ticket handling, emergency medical service, concessions and camping. None of the independent contractors engaged by BIR are affiliated with BIR as an officer or director.

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

     The Raceway is enclosed by a five-foot chain link fence. The site provides camping facilities and parking for approximately 15,000 vehicles. The Raceway contains several buildings, including a four-story tower containing eleven executive viewing suites, a control tower, three enclosed racing maintenance buildings divided into stalls for participant repairs and various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame construction. Grandstand bleachers for approximately 36,000 spectators are primarily located along the dragstrip.

     BIR made substantial improvements to the Raceway during the past two years. In connection with the drag racing facility, BIR spent approximately $600,000 on the following: replacement and upgrading of the concrete guard rail on the straightaway, construction of a new restroom facility in pit area, construction of a new administration building behind the grand stands, construction of additional office space and renovation of the Winston suites, installation of irrigation and drainage and new paved roads, replacement of the burn out boxes, replacement of retention walls to new heights for safety, construction of more bathrooms, garage area pads, and improvement of the bridge and improvement of concession and camping areas.

     BIR's executive offices are located at 17113 Minnetonka
Boulevard, Suite 214, Minnetonka, Minnesota 55345, where BIR leases approximately 1,100 square feet of office space. The lease term expires in February 2002.

THE COLONEL'S, INC.

     GENERAL

     As noted above, on December 17, 1998, The Colonel's completed the sale of substantially all of its assets to AutoLign. The sale was conducted pursuant to an Amended and Restated Asset Purchase Agreement dated November 23, 1998, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated December 17, 1998 (collectively, the "Asset Purchase Agreement"). The sale and the other transactions contemplated by the Asset Purchase Agreement were approved by the Company's shareholders at a special meeting held on December 17, 1998 at the Company's headquarters.

     Under the Asset Purchase Agreement, the price for the purchased assets was $38,000,000. In addition, at the closing of the sale, the buyer assumed approximately $712,000 of accounts payable and certain of The Colonel's other obligations of approximately $223,000. Under the terms of the Asset Purchase Agreement, $250,000 of the purchase price was deposited in escrow for the purpose of satisfying certain environmental investigation and potential cleanup obligations of Seller following the closing. The purchase price and the other terms of the Asset Purchase Agreement were arrived at pursuant to arms' length negotiations between the Company and Buyer.

     Prior to the sale, the Colonel's was a leading domestic manufacturer of plastic replacement bumpers and facias for the automotive aftermarket industry in North America. The Colonel's designed, manufactured and distributed plastic bumpers, facias, support beams and brackets for application as replacement collision parts for domestic automobile models. In addition, The Colonel's resold plastic replacement bumpers and facias for use as replacement collision parts on import automobile models and for models manufactured domestically by foreign-based automobile manufacturers. The Colonel's also manufactured parts for these models to a limited extent. The Colonel's manufactured its products through the use of reaction injection molding and plastic injection molding technology at its former facility in Milan, Michigan.

     The Company believes that AutoLign will carry on the operations previously conducted by The Colonel's. The following discusses the business of The Colonel's as conducted prior to the December 1998 sale.

     PRODUCTS

     The products manufactured and sold by The Colonel's were primarily plastic molded front and rear bumper panels designed for application to specific automobile makes and models. Each product that The Colonel's manufactured or distributed was designed for application to an automobile or truck of a specific make, model and year. The Colonel's products were sold for distribution to collision repair shops, dealers and others in the automobile aftermarket collision industry and used for the replacement of damaged automobile bumpers and related components. During the years ended December 31, 1998, 1997 and 1996, products which were manufactured by The Colonel's represented 86%, 88% and 89%, respectively, of The Colonel's's sales and products which were purchased by The Colonel's from other manufacturers have represented 14%, 12% and 11%, respectively, of The Colonel's's sales during those years.

     Prior to the sale of its assets, The Colonel's manufactured and distributed molded plastic replacement components for approximately 418 automotive applications and purchased and distributed replacement components for approximately 1,863 automotive applications.

     The Colonel's believes that it offered its automotive replacement components at lower prices than those offered by OEMs for comparable replacement components and that its products were equivalent in quality, durability and function to OEM-manufactured replacement components.

     MANUFACTURING

     The Colonel's used two chemical processes to manufacture its plastic products. The production cycle for each process was similar. Raw materials were introduced into a machine press that contained a machined tool or mold. Heat and pressure were applied to the raw materials, forcing them into the shape of the mold. The resulting plastic molded part was then removed from the mold to an adjacent work station where excess plastic was trimmed from each part. After trimming, the part was cleaned and placed on a conveyor belt leading to the paint application room. There, the part was typically painted with a water-based black primer finish. After the finish was dried in infrared ovens on the conveyor belt, each part was labeled and placed in a plastic bag, packaged in a box and shipped or stored for shipment.

     The primary manufacturing process used by The Colonel's is referred to as Reaction Injection Molding or the "RIM" process. The raw materials for the RIM process, consisting of polyol and polyisocyanate, were stored in two large closed tanks and are distributed to the presses by a computer-regulated flow monitoring system. In the RIM process, two reactive streams are mixed together under controlled temperatures and pressures while being injected into the tooling attached to each press. The RIM tool is filled to approximately 90% of capacity during the injection process. A chemical reaction causes the material to heat and expand, forcing air out through a vent and allowing the material to fill the mold completely. The result is a microcellular plastic elastomeric or polyurethane part.

     An alternative process used by The Colonel's is referred to as injection molding. In injection molding, small pellets containing reactive polymers and catalysts are melted through heat and pressure. The melted material is forced into the mold until it is completely filled. The result is a thermoplastic olefin polypropylene part.

     DISTRIBUTION AND SALES; PROPERTIES

     The Colonel's products were distributed nationally from its manufacturing facility located at 620 South Platt Road, Milan, Michigan and from affiliated warehouse facilities. Products were shipped directly to customers or to distribution warehouses operated by The Colonel's or its distributors.

     All of The Colonel's bumper and auto collision parts manufacturing was conducted at the Milan facility. The Milan facility was leased from a company owned by Donald and Patsy Williamson and is approximately 350,000 square feet. This facility was also sold to AutoLign in December 1998.

     The Colonel's also operated warehouse distribution facilities in Houston, Texas; Dallas, Texas; Glendale, Arizona; and Totowa, New Jersey, all of which were leased from third parties in December 1998. The leases for these facilities were transferred to AutoLign in December 1998. In addition, AutoLign entered into a one-year lease of The Colonel's facility in West Memphis, Arkansas.

     The Colonel's maintained a fleet of 17 trucks for the transportation and distribution of its products. These trucks were not sold to AutoLign. The Colonel's leases these trucks to AutoLign as part of the transition per the Asset Purchase Agreement. The balance of the trucks have been re-assigned to CTA and CRL.

     The Colonel's products were principally marketed through independent distributors and sold primarily to automobile collision body shops, automobile aftermarket supply stores and to regional and national chain stores that sell automobile aftermarket parts.

     COMPETITION

     The automotive aftermarket for plastic replacement bumpers and facias is highly competitive. The market is dominated by OEMs such as General Motors Corporation; Ford Motor Company; Chrysler Corporation; Toyota Motor Sales, USA, Inc. and Nissan Motor Corp., USA. These OEMs are more established and have greater financial resources than did The Colonel's. These larger OEMs, however, also generally charge higher prices than did The Colonel's for their products and generally distribute their products through their own automobile dealership networks rather than through independent distributors and body shops. Automobile insurance companies have successfully advocated the use of less expensive parts by body shops, and OEMs have lost market share in the collision parts market as a result.

     In addition, The Colonel's competed with other non-OEM manufacturers of plastic bumpers for the automotive aftermarket industry in North America, as well as certain recycling companies and auto salvage companies.

     EMPLOYEES

     Prior to the December 1998 asset sale, The Colonel's had approximately 147 full-time employees (including leased employees as described below).

Of the total number of employees, 100 were in manufacturing, and the rest were in sales, marketing, administrative and executive positions. Approximately 137 of the hourly workers at the Milan facility were leased from SES. AutoLign assumed The Colonel's obligations under this lease with SES.

ITEM 2.     PROPERTIES

     The Company is a holding company with no independent operations. The properties of CTA, CRL, BIR and The Colonel's are addressed below.

     CTA.  The properties of CTA are discussed in "Item 1--THE
COLONEL'S TRUCK ACCESSORIES, INC.--Properties."

     BIR. The properties of BIR are discussed in "Item 1--BRAINERD INTERNATIONAL RACEWAY, INC.--Properties."

     CRL.  The properties of CRL are discussed in "Item 1--THE
COLONEL'S RUGGED LINER, INC.--Properties."

     THE COLONEL'S. The properties of The Colonel's are discussed in "Item 1--THE COLONEL'S, INC.--Distribution and Sales; Properties."

ITEM 3.     LEGAL PROCEEDINGS

     The Company has been served with three complaints, filed in 1995 and 1996, pertaining to a class action suit arising from the production of bedliners. These three lawsuits have been consolidated in the United States District Court for the Southern District of Mississippi. The suits, which were brought against The Colonel's, CTA, CRL and various other bedliner manufacturers and seek money damages, allege that the bedliners insulate a gas can when filled in the back of a truck which may allow a static charge that may result in a fire. Although the class action suit targets bedliner manufacturers, the Company believes that other organizations should also be involved, such as the service stations, gas can manufacturers, gas pump manufacturers, etc. The Company has formed a coalition with the other bedliner manufacturers to defend this class action suit.
The coalition currently is in settlement negotiations with the plaintiffs and has reached a tentative settlement whereby the Company's liability would be $150,000. The Company does not believe that any liability resulting from these lawsuits will significantly affect its financial position, results of operations, or cash flows.

     The Company is involved in various other legal proceedings that have arisen in the normal course of its operations. While the results of such proceedings and those discussed in the preceding paragraph cannot be predicted with certainty, management believes that any amounts that may be required to be paid in connection with the final outcome of such matters, in addition to amounts presently accrued, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company's shareholders approved the sale of the assets of The Colonel's to AutoLign twice during the fourth quarter of 1998, once on October 30, 1998 and again on December 17, 1998. The second approval was required because, following the initial shareholder approval, the Asset Purchase Agreement was substantially amended, thus requiring additional shareholder approval under applicable law.

     At the first meeting, the proposal to approve the Asset Purchase Agreement between AutoLign (then named Colonel's Acquisition Corp.), the Company, The Colonel's and Donald J. Williamson, who is the Chairman of the Board and Chief Executive Officer and a major shareholder of the Company was approved by approximately 98.2% of the outstanding shares of the Company's common stock as follows:

                For                          24,180,236
                Against                               0
                Authority Withheld                  250
                Broker Non-Votes                      0

     At the second meeting, the proposal to approve an amended and restated Asset Purchase Agreement was approved by approximately 97.5% of the outstanding shares of the Company's common stock as follows:

                For                          24,019,366
                Against                              27
                Authority Withheld                   90
                Broker Non-Votes                      0

                               PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS

     The Company's Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record of Common Stock in the Company on March 22, 1999 was 251.

     The table below sets forth the high and low bid prices by calendar quarter for the Company's Common Stock for 1998 and 1997. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not necessarily represent actual transactions.

                                  1998                   1997
                                  ----                   ----
                            HIGH        LOW        HIGH        LOW
                            ----        ---        ----        ---
January-March              $ 9.25      $5.75      $11.00      $4.75
April-June                 $9.375      $7.75      $11.00      $4.25
July-September             $8.125      $6.00      $ 5.50      $3.25
October-December           $7.125      $3.00      $ 9.50      $3.75

     During 1998 and 1997 the Company did not declare or pay any cash dividends on its Common Stock. The Company does not anticipate declaring or paying any dividends in the foreseeable future. Management intends to apply earnings, if any, to the development of the business of its subsidiaries. The Company's loan agreements prohibit the Company from paying dividends without the prior consent of the Company's lending institution.

     On April 23, 1998, the Company acquired by merger the Rugged Liner Companies. The mergers were conducted pursuant to an Agreement and Plan of Merger dated March 13, 1998, as amended by a First Amendment to Merger Agreement dated April 23, 1998 (collectively, the "Merger Agreement"). Under the Merger Agreement, the former shareholders of the Rugged Liner Companies were to receive cash in an aggregate amount of $4,250,000 and a number of shares of the Company's common stock, $0.01 par value per share ("Common Stock") equal to $4,250,000 divided by the Average Trading Price (as defined in the Merger Agreement), all subject to the adjustments set forth in the Merger Agreement. After adjustments, the former shareholders of the Rugged Liner Companies received certain amounts of cash and 454,027 shares of Common Stock. This offering was conducted pursuant to
Section 4(2) under the Securities Act of 1933.


ITEM 6.   SELECTED FINANCIAL DATA.

          This item has been omitted pursuant to Rule 12b-25 under the Securities Exchange Act (the "Exchange Act"). The information required by this item will be filed pursuant to an amendment to this Form 10-K.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          This item has been omitted pursuant to Rule 12b-25 under the Exchange Act. The information required by this item will be filed pursuant to an amendment to this Form 10-K.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          This item has been omitted pursuant to Rule 12b-25 under the Exchange Act. The information required by this item will be filed pursuant to an amendment to this Form 10-K.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          This item has been omitted pursuant to Rule 12b-25 under the Exchange Act. The information required by this item will be filed pursuant to an amendment to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not applicable.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          The information required by this item is incorporated by reference from the sections entitled "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting

Compliance" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1999.


ITEM 11.  EXECUTIVE COMPENSATION.

          The information required by this item is incorporated by reference from the sections entitled "Compensation of Directors," and "Executive Compensation" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1999.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

          The information required by this item is incorporated by reference from the section entitled "Voting Securities" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1999.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to its Annual Meeting of Shareholders to be held May 7, 1999.


                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON
          FORM 8-K

     ITEM 14(A)(1).  FINANCIAL STATEMENTS.

     The following consolidated financial statements of The Colonel's International, Inc. and subsidiaries are omitted pursuant to Rule 12b-25, but will be filed pursuant to an amendment to this Form 10-K:

          *    Auditors' Report
          *    Consolidated Balance Sheets as of December 31, 1998 and
               1997
          *    Consolidated Statements of Income for years ended
               December 31, 1998, 1997 and 1996
          * Consolidated Statements of Stockholders' Equity for years ended December 31, 1998, 1997 and 1996

          * Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996
          * Notes to Consolidated Financial Statements for years ended December 31, 1998, 1997 and 1996
          *    Independent Auditors' Report on Schedule II
          *    Schedule II - Valuation and Qualifying Accounts
          *    Report of Management

     ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES.  Not applicable.

     ITEM 14(A)(3). EXHIBITS. The following exhibits are filed as part of this report.

EXHIBIT
NUMBER    DESCRIPTION

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

2.3 Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4 First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5 Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6 First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

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

4.1       Articles of Incorporation.  See Exhibit 3.1 above.

4.2       Bylaws.  See Exhibit 3.2 above.

10.1 1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.<F*>

10.2 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3 Loan Agreement between The Colonel's International, Inc. and subsidiaries and Comerica Bank dated May 28, 1997.
          Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.4      Master Revolving Note between Comerica Bank and The
          Colonel's International, Inc. and subsidiaries dated March 17, 1998. Incorporated by reference from the Company's
          Report on Form 10-K for the year ended December 31, 1997.

10.5 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.<F*>

21        Subsidiaries of the Registrant

23        Consent of Independent Auditors<F**>

24        Powers of Attorney

27        Financial Data Schedule<F**>

____________________

<F*> Management contract or compensatory plan or arrangement.

<F**>Omitted pursuant to Rule 12b-25 under the Exchange Act.  These exhibits will be filed pursuant to an amendment to this Form 10-K.

     ITEM 14(B).    REPORTS ON FORM 8-K.

     The Company filed a Report on Form 8-K with the Securities and Exchange Commission on December 30, 1998. This report announced the closing of the sale of the assets of The Colonel's, Inc. to AutoLign Manufacturing Group, Inc. and contained the following financial statements of the Company: (1) unaudited pro forma condensed consolidated balance sheet as of September 30, 1998; (2) unaudited pro forma condensed consolidated statement of operations for the nine months ended September 30, 1998 and (3) unaudited pro forma condensed consolidated statement of operations for the year ended December 31, 1997.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.


Dated: March 31, 1999         By:/S/ DONALD J. WILLIAMSON
                                 Donald J. Williamson
                                 Chairman of the Board, Chief Executive
                                 Officer and Director
                                 (Principal Executive Officer)


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

       SIGNATURE                  TITLE                        DATE

/S/DONALD J. WILLIAMSON    Chairman of the Board,          March 31, 1999
Donald J. Williamson       Chief Executive Officer
                           and Director

*/S/MARK GERMAN            President and Director          March 31, 1999
Mark German

*/S/J. DANIEL FRISINA      Director                        March 31, 1999
J. Daniel Frisina

*/S/TED M. GANS            Director                        March 31, 1999
Ted M. Gans

______________________     Director                        March __, 1999
Ben C. Parr

*/S/DONALD GORMAN          Director                        March 31, 1999
Donald Gorman

*/S/MARK S. STEVENS        Director                        March 31, 1999
Mark S. Stevens


*By  /S/ RICHARD S. SCHOENFELDT
     Richard S. Schoenfeldt
     Attorney-in-fact

                               EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION

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

2.3 Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4 First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5 Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6 First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

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

4.1            Articles of Incorporation.  See Exhibit 3.1 above.

4.2            Bylaws.  See Exhibit 3.2 above.

10.1 1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.<F*>

10.2 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3 Loan Agreement between The Colonel's International, Inc. and subsidiaries and Comerica Bank dated May 28, 1997.
               Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.4 Master Revolving Note between Comerica Bank and The Colonel's International, Inc. and subsidiaries dated March 17, 1998. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.5 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.<F*>

21             Subsidiaries of the Registrant

23             Consent of Independent Auditors<F**>

24             Powers of Attorney

27             Financial Data Schedule<F**>

____________________

<F*> Management contract or compensatory plan or arrangement.

<F**>Omitted pursuant to Rule 12b-25 under the Exchange Act.  These exhibits will be filed pursuant to an amendment to this Form 10-K.