Form 10-K/A
period 1998-12-31
COLONELS INTERNATIONAL INC
filed 1999-05-03
CIK 771249

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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes _____   No __X___

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

   Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of April 28, 1999: 24,518,326

   The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on April 28, 1999: $4,564,773.70.


===========================================================================

    The Colonel's International, Inc. (the "Company") files this Amendment No. 1 to Form 10-K for the purpose of supplying the information required by
Part III of the Form 10-K. Capitalized terms used but not defined in this Amendment No. 1 have the meanings ascribed to them in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.



                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       BOARD OF DIRECTORS. The Company's Board of Directors currently consists of six members (in alphabetical order): J. Daniel Frisina, Ted M. Gans, Mark German, Donald R. Gorman, Mark D. Stevens and Donald J. Williamson. Ben C. Parr resigned from the Board of Directors on April 20, 1999.

      J. DANIEL FRISINA (50). Mr. Frisina is a Director of the Company and a Director of three of the Company's subsidiaries: The Colonel's Rugged Liner, Inc. ("CRL"), The Colonel's, Inc. ("The Colonel's") and The Colonel's Brainerd International Raceway, Inc. ("BIR"). Mr. Frisina's principal occupation is Director of Global Development for Shyi Tan Enterprises, a Taiwanese manufacturer of autobody parts. He has previously served as a consultant for Cheng Hong Legion Co., Ltd. (from 1992 to 1996). He was also the Chairman of the Board of the Autobody Parts Association, an association that represents the interests of the distributors, suppliers and manufacturers of alternative collision replacement parts. He served as President of The Colonel's from 1988 through 1991. He served as Treasurer and Chief
Financial Officer of Brainerd, the Company's predecessor, during 1995. Mr. Frisina serves on the Audit Committee and the Nominating Committee of the Board of Directors.

     TED M. GANS (63).  Mr. Gans is a Director of the Company and a
Director of The Colonel's Truck Accessories, Inc. ("CTA"), CRL and BIR. Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Williamson Lincoln Mercury, Inc.; Patsy Lou Williamson Buick-GMC, Inc.; Williamson Chevrolet-
Geo Cadillac, Inc.; and Williamson Chrysler Plymouth Jeep, Inc. All four of these companies are wholly owned by Patsy L. Williamson. Mr. Gans serves on the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors.

     MARK GERMAN (43). Mr. German currently serves as the President and a Director of the Company and the President and a Director of CRL. Mr. German is the former president and majority shareholder of the Rugged Liner Companies. Mr. German serves on the Executive Committee and the Nominating Committee of the Board of Directors.

     DONALD R. GORMAN (67). Mr. Gorman is a Director of the Company. Mr. Gorman is the owner and President of P.G. Products, Inc., of Cincinnati, Ohio, which formerly was one of the Company's major customers. Mr. Gorman serves on the Compensation Committee and the Nominating Committee of the Board of Directors.

     MARK D. STEVENS (56). Mr. Stevens is a Director of the Company and from February 1997 until May 1998 was the President of the Company. From June 1997 until May 1998, Mr. Stevens was also the Company's Chief Executive Officer. Mr. Stevens is currently the General Manager of Patsy
L. Williamson Buick-GMC, Inc., an automotive dealership company wholly owned by Patsy L. Williamson, a position he has held since 1993. From 1986 to 1996, Mr. Stevens served as the Sales Manager for Blain Buick-GMC Truck, Inc. Mr. Stevens also serves as the Secretary of various automotive dealerships owned by Patsy L. Williamson. Mr. Stevens serves on the Executive Committee of the Board of Directors.

     DONALD J. WILLIAMSON (65). Mr. Williamson is a Director and the Chairman of the Board and Chief Executive Officer of the Company. He is also a Director of each of the Company's four subsidiaries. From November 1995 until February 1997 he was the President, Chief Executive Officer and a Director of the Company. Between February 1997 and May 1998, Mr. Williamson served as a consultant to the Company. He is the founder of The Colonel's. Mr. Williamson serves on the Executive Committee of the Board of Directors.

     EXECUTIVE OFFICERS.    As mentioned above, Mr. German is the
President and Mr. Williamson is the Chairman of the Board and Chief
Executive Officer of the Company.   Three additional executive officers
are:

     RICHARD S. SCHOENFELDT (43). Mr. Schoenfeldt is the Vice President-Finance, Chief Financial Officer, Treasurer and Assistant Secretary of the Company. Since 1994, he has served as controller and Chief Financial Officer of The Colonel's. From 1991 through 1994, he was Controller of The Colonel's and from 1987 through 1991 he was Operations Manager of The Colonel's Plastics Division. From 1980 to 1986, he served as the Director of Operations for Alcolite Products, Inc., an OEM plastic injection molding, blow molding and thermoforming manufacturer. Mr. Schoenfeldt also serves as a Director and the Chief Financial Officer of CTA, as a Director and the Chief Financial Officer of The Colonel's, and as a Director and the Chief Financial Officer of BIR.

     WILLIAM SINGLETERRY (54). Mr. Singleterry is the Vice President of Marketing and Development of the Company. He also serves as a Director and the President of The Colonel's. Since 1991, Mr. Singleterry has served as the Director of Operations for the Bumper Division of The Colonel's. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

     JOHN CARPENTER (60). Mr. Carpenter is the President of CTA. He joined CTA in July 1996. Mr. Carpenter was formerly the National Distributor Sales Manager of Durakon Industries (1981 to 1986). Mr. Carpenter is a member of the Board of Directors of TCAA (Truck Cap and Accessory Association). He formerly was the National Marketing Manager for Homestead Products (1987 to 1988). From 1988 to 1996, Mr. Carpenter was involved in the real estate business.

        LEGAL PROCEEDINGS. The Company does not believe that any of its directors, executive officers, promoters or control persons are involved in legal proceedings within the meaning of Item 401(f) of SEC Regulation S-K.

     SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's Directors, officers and persons who own more than 10% of the Company's Common Stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and NASDAQ. Directors, officers and greater than 10% beneficial owners are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

     To the best of the Company's knowledge, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 1998, except that Mr. Stevens did not timely report (1) a sale of 700 shares of Common Stock on May 15, 1998 and (2) an automatic grant to him under the LTIP of options to purchase 665 shares of Common Stock on September 1, 1998. Mr. Stevens was unaware of this grant. Mr. Stevens has filed a Form 5 to reflect these transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

     Compensation Summary. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 1998, of the Chief Executive Officer of the Company and each executive officer of the Company whose salary and bonus for 1998 exceeded $100,000. Two persons served as Chief Executive Officer of the Company in 1998. Donald J. Williamson served as Chairman of the Board and Chief Executive Officer of the Company beginning in May. Mark D. Stevens served as President and Chief Executive Officer until May. Also, in May 1998, Mark German was appointed President of the Company.

                        SUMMARY COMPENSATION TABLE
                                                                               LONG-TERM
                                                                              COMPENSATION
                                               ANNUAL COMPENSATION               AWARDS
                                    ----------------------------------------  ------------
                                                                     OTHER     SECURITIES
NAME AND                                                             ANNUAL    UNDERLYING
PRINCIPAL POSITION          YEAR      SALARY         BONUS        COMPENSATION   OPTIONS
------------------          ----      ------         -----        ------------ ------------
Donald J. Williamson        1998    $510,000<F1>   $1,051,000<F2>  $      0            0
Chairman of the Board,      1997    $520,000<F1>   $    6,000      $      0            0
President, Chief Executive  1996    $510,000<F1>   $        0      $  6,841            0
Officer and Director

Mark German                 1998    $ 85,000       $        0      $      0            0
President and Director

Mark D. Stevens             1998    $      0       $        0      $      0          665
President, Chief Executive  1997    $      0       $        0      $      0        5,000
Officer and Director

William Singleterry         1998    $152,884       $    6,000      $      0            0
Vice President of           1997    $153,234       $    6,000      $      0        5,000
Development                 1996    $ 97,369       $        0      $    100            0

John Carpenter              1998    $118,777       $        0      $      0            0
President of CTA            1997    $112,029       $        0      $      0            0
                            1996    $ 46,629       $        0      $      0            0

Richard Schoenfeldt         1998    $102,696       $  106,000      $      0            0
Vice President - Finance    1997    $ 96,697       $    6,000      $      0        5,000
and Chief Financial Officer 1996    $ 58,946       $        0      $      0            0

____________________________
<F1> Amounts reported include amounts paid for Mr. Williamson's services to the Company and its subsidiaries.

<F2> See "Item 13 -- Certain Relationships and Related Transactions."

   STOCK OPTIONS

     Pursuant to the automatic grant provisions of the Company's Long-Term Incentive Plan (the "LTIP"), Messrs. Frisina, Gans, Gorman and Parr each received options to purchase a total of 1,300 shares of Common Stock and Mr. Stevens received options to purchase 665 shares during 1998. No other officers or directors of the Company received stock option grants during 1998. No officers or directors of the Company exercised any of their outstanding options during 1998.

                       FISCAL YEAR-END OPTION VALUES
                                NUMBER OF                 VALUE OF UNEXERCISED
                    SECURITIES UNDERLYING UNEXERCISED    IN-THE-MONEY OPTIONS AT
                        OPTIONS AT FISCAL YEAR-END         FISCAL YEAR-END <F1>
  NAME                  EXERCISABLE UNEXERCISABLE      EXERCISABLE  UNEXERCISABLE
  ----                  ----------- -------------      -----------  -------------
Donald J. Williamson          0           0              $       0    $       0

Mark German                   0           0              $       0    $       0

Mark D. Stevens           5,665           0              $       0    $       0

William Singleterry       5,000           0              $       0    $       0

John Carpenter                0           0              $       0    $       0

____________________________

<F1> None of the foregoing options are considered "in the money" because their exercise prices were higher than the market value as of December 31, 1998 ($5.125 per share of Common Stock).


   COMPENSATION OF DIRECTORS

     No compensation was paid to any Director of the Company for services rendered in such capacity during 1998. Directors who are not full-time employees may be reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

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

   COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal year 1998, Messrs. Gans, Gorman and Parr were the members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 1998. Neither Mr. Gans, Mr. Gorman nor Mr. Parr has any employment relationship with the Company or any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, the Company and The Colonel's retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company may retain Ted M. Gans, P.C. to render certain legal services during the current year.

   COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors currently consists of Messrs. Gans and Gorman.

     The basic compensation philosophy of the Company is to provide competitive salaries. The Company's executive compensation policies are designed to achieve two primary objectives:

     - Attract and retain well-qualified executives who will lead the Company and achieve and inspire superior performance;

     - Provide incentives for the achievement of long-term financial goals.

     Executive compensation consists primarily of two components: base salary and benefits; and amounts paid (if any) under the Company's Long-Term Incentive Plan (the "LTIP"). Each component of compensation is designed to accomplish one or both of these compensation objectives.

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

     The LTIP was approved by the shareholders of Brainerd, the Company's predecessor, on November 21, 1995. During fiscal 1998, Messrs. Frisina, Gans, Gorman and Parr, as non-employee Directors of the Company, each received automatic stock option grants covering a total of 1,300 shares of Common Stock, and Mr. Stevens, also as a non-employee director, received options covering a total of 665 shares of Common Stock.

   SECTION 162(m)

     Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of
Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 1999 or in future years by reason of actions expected to be taken in 1999.

                                   Respectfully submitted,

                                   Ted M. Gans
                                   Donald R. Gorman

   STOCK PRICE PERFORMANCE GRAPH

     The following graph compares the cumulative total stockholder return on the Company's Common Stock to the NASDAQ Domestic Index and an index of peer companies that produce automobile replacement parts, assuming an investment of $100.00 at the beginning of the period indicated. Because the Company's Common Stock has been traded on the NASDAQ SmallCap Market only since January 2, 1996, the graph covers only the period from January 2, 1996, to the end of fiscal year 1998.

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

                         COMPARISON OF CUMULATIVE
                         TOTAL STOCKHOLDER RETURN



                     [STOCK PRICE PERFORMANCE GRAPH]




<F1> The index of peer companies consists of Applied Industrial Technologies,
     Inc.; Autozone Inc.; Dana Corp.; Defiance Inc.; Discount Auto Parts, Inc.; Dura Automotive Systems, Inc.; Eaton Corporation; Federal-Mogul Corp.; Genuine Parts; Hahn Automotive Warehouse, Inc.; Johnson Controls,
     Inc.; Keystone Automotive Industries, Inc.; Lear Corporation; Mark
     IV Industries, Inc.; Motorcar Parts & Accessories, Inc.; Newcor Inc.; The Pep Boys; and Tower Automotive, Inc.


   The dollar values for total stockholder return plotted in the graph above are shown in the table below:

                                                NASDAQ       PEER
                 DATE         THE COMPANY   DOMESTIC INDEX   INDEX
                 ----         -----------   --------------   -----
           January 2, 1996     $  100.00      $  100.00   $  100.00
         December 31, 1996         69.23         122.97      116.21
         December 31, 1997        103.85         150.86      142.19
         December 31, 1998         78.85         212.06      138.04


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of March 22, 1999:

    NAME AND ADDRESS           AMOUNT OF                 NATURE OF
      OF BENEFICIAL            BENEFICIAL                BENEFICIAL                   PERCENT OF
 OWNER OF COMMON STOCK         OWNERSHIP                 OWNERSHIP                    CLASS<F1>
Donald J. Williamson<F2>    11,934,580 shares    Sole voting and investment power         48.55%
620 South Platt Road                 0 shares    Shared voting and investment power        0.00%
Milan, MI 48160

Patsy L. Williamson<F2>     11,639,870 shares    Sole voting and investment power         47.35%
620 South Platt Road                 0 shares    Shared voting and investment power        0.00%
Milan, MI 48160

<F1> See note 1 to the following table.
<F2> See note 2 to the following table.

   SECURITY OWNERSHIP OF MANAGEMENT

       The following table shows the beneficial ownership of shares of Common Stock, held as of March 22, 1999 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

         NAME                      AMOUNT OF              NATURE OF
    OF BENEFICIAL                  BENEFICIAL             BENEFICIAL                PERCENT OF
OWNER OF COMMON STOCK              OWNERSHIP              OWNERSHIP                  CLASS<F1>
---------------------              ----------             ----------                ----------
John Carpenter                        0 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

J. Daniel Frisina<F3><F4>         8,560 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

Ted M. Gans<F3><F4>               8,560 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

Mark German<F5>                 309,876 shares  Sole voting and investment power        1.26%
                                      0 shares  Shared voting and investment power       <F*>

Donald R. Gorman<F3><F4>         10,185 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

Ben C. Parr<F3><F4>               8,035 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

Richard S. Schoenfeldt            5,000 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

William Singleterry<F6>           5,000 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

Mark D. Stevens<F3>               5,665 shares  Sole voting and investment power         <F*>
                                      0 shares  Shared voting and investment power       <F*>

Donald J. Williamson<F2><F3> 11,934,580 shares  Sole voting and investment power       48.55%
                                      0 shares  Shared voting and investment power       <F*>

Directors and Officers       12,295,458 shares  Sole voting and investment power       50.02%
as a group                            0 shares  Shared voting and investment power      0.00%

______________________________________
<F*> Does not exceed 1%.

<F1> PERCENTAGES:  The percentages set forth in this column were calculated on the basis of (i) 24,518,326 Common Stock outstanding as of March 22, 1999, plus (ii) 62,375 shares of Common Stock subject to options that were exercisable on March 22, 1999 or that will become exercisable within 60 days after March 22, 1999. Shares subject to such options are considered to be outstanding for purposes of this chart.

<F2> THE WILLIAMSONS:  In the January 1996 mergers by which Brainerd
     International, Inc. ("Brainerd"), the Company's predecessor, merged with and into the Company and by which The Colonel's became a wholly owned subsidiary of the Company, a total of 23,500,000 shares of Common Stock in the Company were issued to Donald J. Williamson and Patsy L. Williamson, proportionate to their ownership of shares of common stock of The Colonel's. Mrs. Williamson also has options to acquire 7,370 shares of Common Stock that were exercisable as of March 22, 1999. Mrs. Williamson resigned as a Director of the Company in 1998.

<F3> STOCK OPTION GRANTS TO DIRECTORS: Pursuant to the Company's 1995 Long-
     Term Incentive Plan (the "LTIP"), the Company's Board of Directors in February 1997 granted to each person who was then a non-employee Director of the Company (Mrs. Williamson, Mr. Parr, Mr. Gorman, John Darcy, Mr. Frisina and Mr. Gans) options to acquire up to 5,000 shares of Common Stock. These stock options are currently exercisable. At that time, the Board of Directors also granted Mr. Stevens options to acquire 5,000 shares of Common Stock, which options are currently exercisable.

<F4> AUTOMATIC STOCK OPTION GRANTS TO NON-EMPLOYEE DIRECTORS:   Under the
     LTIP, each non-employee director of the Company receives an automatic grant of options in March and September of each year. The number of shares subject to each option started at 500 when the LTIP was inaugurated in 1996. Under the terms of the LTIP, for each grant after that time the number of shares subject to each option increases by 5% from the previous grant. When a new non-employee Director is elected or appointed to the Board, he or she will immediately receive an option in an amount equal to the last grant. Messrs. Frisina, Gans, Parr and Gorman and Mrs. Williamson were each granted options to purchase 635 shares of Common Stock on March 1, 1998, and Messrs. Frisina, Gans, Parr, Gorman and Stevens were each granted options to purchase 665 shares of Common Stock on September 1, 1998. All of these options are currently exercisable.

<F5> MARK GERMAN: Mr. German is the former majority shareholder of the
     Rugged Liner Companies. In these acquisitions, Mr. German was issued a total of 413,167 shares of the Company's Common Stock. Mr. German's father, mother and sister each were issued 13,620 shares of Common Stock. Mr. German disclaims beneficial ownership of the shares owned by his family members and such shares are not included in the number shown in the table. In March 1999, Mr. German exercised a put option granted to him pursuant to the Rugged Liner Merger Agreement and the Company redeemed 103,291 of his shares of Common Stock at a price of $8.203 per share.

<F6> STOCK OPTION GRANTS TO OFFICERS: In February 1997, Mr. Singleterry was
     granted options to acquire up to 5,000 shares of Common Stock. These stock options are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company and its subsidiaries are parties to certain transactions with related parties which are summarized below. Many of the transactions described below involve Donald and Patsy Williamson, husband and wife. Mr. Williamson is the Chairman of the Board, the Chief Executive Officer and a Director of the Company. Together, Mr. and Mrs. Williamson own approximately 96 percent of the outstanding shares of the Company.

     PROMISSORY NOTE FROM DONALD J. WILLIAMSON. In 1997, the Company loaned an aggregate total of $1,044,956 to Donald J. Williamson, pursuant to two promissory notes executed in June and September 1997, respectively. These notes bore interest at 8% and were due in bi-annual installments beginning in September 1998. In August of 1998, $200,000 was paid on the notes. The remaining balance has been charged to the commission expense in lieu of Mr. Williamson repaying the amount, in recognition of Mr. Williamson's efforts in facilitating the sale.

     In February 1999, the Company loaned $5.2 million to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest beginning April 1, 1999. Mr. Williamson used the proceeds of this loan to purchase real property in Davidson, Michigan. The Company currently is considering a proposal to acquire the real property from Mr. Williamson in satisfaction of the loan.

     LEASE OF MILAN, MICHIGAN FACILITY AND OWOSSO, MICHIGAN FACILITY. In June of 1993, The Colonel's began leasing its former Milan, Michigan, facility from 620 Platt Road, LLC. Donald J. Williamson and Patsy L. Williamson are the sole members of 620 Platt Road, LLC. Rent expense to The Colonel's for the Milan facility was $770,000 for the year ending December 31, 1998. This lease has been canceled as a result of the December 1998 sale of the assets of The Colonel's and the Milan facility to AutoLign. CTA leases its Owosso, Michigan facility from 620 Platt Road, LLC. Rent expense on this lease was $240,000 for the year ending December 31, 1998.
An additional $60,000 was prepaid toward 1999 rent.

     WILLIAMSON BUICK-GMC, INC. Patsy L. Williamson owns several automobile dealerships. The Colonel's engages in certain transactions with these dealerships, including the purchase of automobiles, parts, and automotive service and the lease of certain property from which rental income is earned. During 1998, purchases of automobiles, parts and services by The Colonel's from the Williamson dealerships were in the amount of $191,455. CTA sold approximately $27,000 worth of bedliners to the Williamson dealerships in 1998.

     TRANSACTIONS WITH DIRECTORS. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company may retain Ted M. Gans, P.C. to render certain legal services during the current year. J. Daniel Frisina, a Director of the Company, is Director of Global Development for Cheng Hong Legion Co., Ltd., which sells among other products, automotive body replacement parts to The Colonel's as well as to other customers in the automotive crash parts industry.

     MARK GERMAN. Mark German is a Director and the President of the Company. In March 1998, the Company and CRL entered into an agreement and plan of merger to acquire the Rugged Liner Companies, each of which Mr. German was the majority shareholder. In these transactions, the Company paid an aggregate of approximately $4,230,451 in cash and issued an aggregate of approximately $3,724,400 worth of the Company's Common Stock to the shareholders of the Rugged Liner Companies, following the adjustments as set forth in the agreement and plan of merger. The terms of the transaction were arrived at pursuant to arms' length negotiations between the Company and Mr. German. In March 1999, Mr. German exercised a put option granted to him pursuant to the Rugged Liner Merger Agreement and the Company redeemed 103,291 of his shares of Common Stock at a price of $8.203 per share.

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE COLONEL'S INTERNATIONAL, INC.



   Dated: April 30, 1999      By: /S/ RICHARD S. SCHOENFELDT
                                  Richard S. Schoenfeldt
                                  Vice President-Finance and Chief
                                  Financial Officer
                                  (Principal Financial Officer and
                                  Duly Authorized Representative)

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

10.5 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.<F*>

21 Subsidiaries of the Registrant. Filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 31, 1999.

24 Powers of Attorney. Filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 31, 1999.



____________________

<F*> Management contract or compensatory plan or arrangement.