Form 10-K/A
period 1998-12-31
COLONELS INTERNATIONAL INC
filed 1999-06-08
CIK 771249

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                FORM 10-K/A
                             (AMENDMENT NO. 2)

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

                     Commission File Number: 2-98277C

                     THE COLONEL'S INTERNATIONAL, INC.
          (Exact name of registrant as specified in its charter)

                   MICHIGAN                           38-3262264
        (State or other jurisdiction of            (I.R.S. employer
        incorporation or organization)           identification no.)

   5550 OCCIDENTAL HIGHWAY, TECUMSEH, MICHIGAN           49286
   (Address of principal executive offices)           (Zip code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (517) 423-4800

    Securities registered pursuant to Section 12(b) of the Act:   None

        Securities registered pursuant to Section 12(g) of the Act:

                                                NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS               ON WHICH REGISTERED
         -----------------------------         ----------------------
         Common Stock, $0.01 par value         Nasdaq SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes _____   No __X__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    _____

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of June 2, 1999: 24,518,326

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on June 2, 1999: $5,130,960.

===========================================================================

     The Colonel's International, Inc. (the "Company") files this Amendment No. 2 to Form 10-K for the purpose of supplying the information required by Items 6, 7, 7A and 8 of Part II of the Form 10-K, and amending and revising
Item 13 of Part III. Capitalized terms used but not defined in this Amendment No. 2 have the meanings ascribed to them in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 31, 1999.

                                  PART II

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1998 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto included in Appendix A and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       1998          1997           1996           1995           1994
                                       ----          ----           ----           ----           ----
OPERATIONS<F1>:
Operating revenues                   29,931,869   $ 11,772,242    $ 6,476,625   $         --    $        --
Loss from continuing
 operations                          (2,488,442)  $ (1,190,086)    (1,635,840)            --             --
Net Income<F2>                      $11,005,592   $  3,408,759      2,521,986      1,862,474     10,887,714
Basic and diluted
  earnings per share                $      0.45   $       0.14    $      0.10
Pro forma earnings
 per share<F3>                                                                  $       0.11

FINANCIAL CONDITION:
Current Assets                      $30,725,006   $ 16,267,880    $13,638,100     11,483,401     14,399,543
Current Liabilities                 $13,628,479   $ 13,160,122     16,659,846     15,026,023     15,886,485
Total Assets                        $52,422,893   $ 44,940,280     42,610,295     38,243,986     31,529,883
Long term obligations               $ 3,942,686   $  8,844,055      6,321,175      6,064,705      1,366,615

______________________

<F1> The Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement in December of 1998. As a result, operating revenues and loss from continuing operations for all periods presented do not include the operations of the bumper division. The results of the discontinued operations are included in net income.

     in Appendix A for pro forma results of operations as if the Company and The Colonel's had been combined for 1995.

<F2> Effective December 31, 1995, The Colonel's changed its tax status from an S Corporation to a C Corporation for federal income tax purpose. Prior to December 31, 1995, The Colonel's income was not taxable to the Company and was passed through its stockholders.

<F3> The pro forma earnings per share has been derived from the income statement of the Company for the year ended December 31, 1995, adjusted to give effect to the change in tax status of The Colonel's as if such change had occurred at the beginning of the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

BACKGROUND

     As discussed herein, The Colonel's International, Inc. (the "Company") has four subsidiaries: The Colonel's, Inc. ("The Colonel's"), The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL") and Brainerd International Raceway, Inc. ("BIR"). CRL was formed in March 1998, in connection with the acquisition of four Pennsylvania corporations engaged in the truck accessories business. This acquisition was completed in April 1998. BIR's name was recently changed to The Colonel's Brainerd International Raceway, Inc.

THE COLONEL'S, INC.

     The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By the start of 1996, The Colonel's had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, five distribution warehouses (located in Dallas, Texas; Houston, Texas; Glendale (Phoenix), Arizona; West Memphis, Arkansas; and Totowa, New Jersey), and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia. The Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement. This transaction was completed on December 17, 1998. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remains with The Colonel's.

THE COLONEL'S TRUCK ACCESSORIES, INC.

     CTA manufactures and sells pickup truck bedliners and tail gate covers through a distributor network. In March 1997, CTA began to acquire retail outlet stores to sell its manufactured items and other truck accessories that it purchases from third parties to wholesale sub-distributors and dealerships. These retail outlet stores offer installation services and direct sales to retail customers. CTA markets through these various methods to sell CTA's manufactured bedliners and other truck accessories products.

     CTA's first acquisition, in March 1997, was Truckware in Baldwin
Park, California. Truckware, which was the Company's pilot retail outlet store, attempted to attract customers from a competitor's product to CTA's manufactured bedliner. In addition to selling bedliners, it purchased products from other manufacturers and sold them through a warehouse/retail outlet store setting. In 1997, CTA purchased certain assets of Eastern Off Road Equipment, Inc., which had similar retail outlet stores in Pennsylvania, Maryland, Virginia and West Virginia. In 1998, CTA purchased the assets of the following: Road and Truck, which is located in Thousand Oaks, California; Dealers Choice, which is located in Collinsville,
Illinois and serves the St. Louis metropolitan area; Duraliner of Nashville in Nashville, Tennessee; Sun Shade Custom located in Franklin, Tennessee;
Wild Bill's Truck Accessories in Upland, California; Bedliner Kingdom in
Los Angeles, California; Southland Shell in Pomona, California; Accessories Plus in Santa Clara, California; Truck Stuff in South Sacramento,
California and Roseville, California; and Camper Place Warehouse with locations in El Paso, Texas, and Las Cruces, Ruidoso, and Roswell, New Mexico. All these facilities warehouse and sell bedliners, caps and tonneau covers that CTA manufactures, as well as other purchased truck accessory products to the wholesale and retail markets.

     In addition, CTA purchased the assets of Horizon Coach, Inc., a manufacturing company located in Riverside, California. This facility manufactures custom pick-up truck caps, sport tops and tonneau covers. CTA uses this facility to supply products to CTA's truck accessory outlet stores.

THE COLONEL'S RUGGED LINER, INC.

     CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc. and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this transaction, which was consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. CRL, which is located in Uniontown, Pennsylvania, manufactures non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUVs) and three piece sliding tonneau covers for pickup trucks. CRL has a distribution warehouse/service center in Pomona, California and also markets its products through CTA's retail outlet stores. CRL, as successor to the Rugged Liner Companies, concentrates its efforts on export bedliner sales, and domestic ground effects, tonneau cover and bed mat sales.

THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC.

     BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the racetrack. BIR schedules racing and other events held at the racetrack during weekends in May through September of each year. In 1998, BIR's name was changed from Brainerd International Raceway, Inc. to The Colonel's Brainerd International Raceway, Inc. to better reflect the racetrack's affiliation with the Company and The Colonel's products.

     In addition to spectator-related revenues, BIR receives: (i) sponsorship fees from businesses which promote their products and services at the Raceway; (ii) entry fees from participants in the races and other events; and (iii) rent for use of the track for private racing events, driving schools and the testing or filming of motor vehicle operations.

MAJOR SALE OF ASSETS

     As mentioned above, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement. This transaction was completed on December 17, 1998. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, molds, accounts receivable, and prepaid items. AutoLign also assumed certain accounts payable and purchase commitments.

ACQUISITIONS

     During 1998, CTA (or the Company) acquired seventeen retail outlet stores in eleven separate purchases and a competitor's manufacturing business: the Rugged Liner Companies, long time competitors in the bedliner aftermarket; The Colonel's Factory Outlets in Charlotte, North Carolina and Flint, Michigan; Wild Bill's Truck Accessories in Upland, California; Bedliner Kingdom in Los Angeles, California; Southland Shell in Pomona, California; Road N' Truck in Thousand Oaks, California; Duraliner of Nashville in Nashville, Tennessee; Dealer's Choice in Collinsville, Illinois (St. Louis); Sun Shade Custom in Franklin, Tennessee; Accessories Plus in Santa Clara, California; Truck Stuff in South Sacramento, California and Roseville, California; and Camper Place Warehouse with locations in El Paso, Texas, Las Cruces, Ruidoso, and Roswell, New Mexico.

FACILITIES

     CTA's bedliner manufacturing facility occupies a 210,000 square foot building located on 27 acres on the outskirts of Owosso, Michigan. Owosso is located about 100 miles northwest of Milan, Michigan and about 30 miles northeast of Lansing, Michigan. The building has power capacities exceeding current use and would permit expansion if necessary. This plant manufactures truck accessories. It is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of the Company.

     CTA's cap and tonneau cover manufacturing plant is in Riverside, California. The 45,000 square foot facility is located about 25 miles south east of Los Angeles and serves the western part of the country. CTA plans to lease a 750,000 square foot manufacturing facility in Abilene, Texas that was purchased by a related party for this purpose in August 1998. CTA plans to begin manufacturing and distribution product in southern states during the second quarter of 1999. Abilene is about 120 miles west of Dallas, Texas.

     CTA's other facilities include 27 warehouse/retail outlet stores in the Los Angeles, California area, the Pittsburgh, Pennsylvania area, the Southern New Mexico area, Charlotte, South Carolina, Nashville, Tennessee, the St. Louis, Missouri Area, Flint, Michigan, and the San Francisco, California area.

     CRL manufactures, stores and sells bedliners mainly for export and SUV ground lowering kits sold domestically in a 160,000 square foot building in Uniontown, Pennsylvania, about one hour southeast of Pittsburgh, Pennsylvania. This facility also serves as a master warehouse for the Eastern Off Road retail outlet stores. It is leased from Mark German, the Company's President.

     BIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. BIR's premises contain several buildings, including a four-story tower with twelve executive viewing suites, a control tower, various single story buildings containing concession stands, rest rooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 40,000 spectators are primarily located along the drag strip.

     The Colonel's former Milan bumper manufacturing plant is a 350,000 square foot facility (plus a 45,000 square foot covered crane bay) situated on a 62 acre site on the outskirts of Milan, Michigan. Milan is located approximately 10 miles south of Ann Arbor, Michigan, 60 miles west of Detroit, and 25 miles northwest of Toledo, Ohio. The Colonel's manufactured aftermarket bumper facias at the Milan facility. This facility was leased from a company owned by Donald and Patsy Williamson, which sold the property to AutoLign in December 1998 in connection with The Colonel's asset sale.

     In April 1998, The Colonel's closed on the acquisition of a parcel of real estate located at 5550 Occidental Highway, Tecumseh, Michigan. See "Subsequent Events" below.

LIQUIDITY AND CAPITAL RESOURCES

     During the three years ended December 31, 1998, the Company has funded its working capital and capital expenditure requirements using cash flows from operations and bank borrowing under revolving lines of credit and bank notes. The revolving lines of credit and long term notes were paid in full at the time of the sale of the bumper production operations described above.

     The Company's consolidated current assets increased from $16,268,000 at December 31, 1997 to $30,725,000 at December 31, 1998. This increase primarily relates to the net effect of an increase in cash of $16,579,000 and a $3,126,000 decrease in inventory as a result of the sale of the bumper production operations. The Company's consolidated current liabilities increased from $13,160,000 at December 31, 1997 to $13,628,000 at December 31, 1998. This increase primarily relates to a $6,000,000 decrease in the line of credit that was paid off as part of the sale of the bumper production operations, an increase of accounts payable of $1,240,000, and an increase of income taxes payable of $7,296,000 resulting from the gain in connection with the sale of the bumper production operations. See below for further discussion of these changes.

     Cash increased by $16,579,000 at year end 1998 over year end 1997 because of the sale of the bumper production operations. The cash balance was unusually high in 1997 because of the sale of the Company's Boynton Beach, Florida property for $1,238,000, which was completed on December 31, 1997. Proceeds were subsequently used in 1998 to pay down the Company's line of credit.

     Accounts receivable decreased by approximately $901,000 as of December 31, 1998 over year end 1997, which reflects the net effect of increased accounts receivable from continuing operations of approximately $1,353,000 and a decrease in receivables of $2,254,000 from the sale of the bumper production operations. The increase in continued operations is from the addition of the new warehouse distribution stores and the acquisition of CRL. The Company's subsidiaries continue to offer early payment discounts and incentives for prompt payments to their customers.

     Inventories decreased by approximately $3,126,000 at the end of 1998 as compared to year end 1997. Inventory decreased $5,891,000 as a result of the sale, but increased by approximately $2,765,000, mainly due to the acquisition of new production facilities and distribution stores. Tools to produce bedliners are located in Owosso, Michigan and Uniontown, Pennsylvania. Tools used to produce tonneau cover inventory are located in Riverside, California. Tools used to manufacture ground effects lowering packages offered by CRL are located in Owosso, Michigan and Uniontown, Pennsylvania.

     Prepaid expenses increased $97,000 between December 31, 1997 and 1998 due to advance payments against rent for the new warehouse locations. Generally, the Company pays security deposits and the first and last months' rent when it leases a facility. The security deposits are recorded in deposits while the last month's rent is recorded in prepaids.

     Net deferred taxes at December 31, 1998 were $1,042,000, up $407,000 over 1997.

     Plant, property and equipment decreased by approximately $9,399,000 from December 31, 1997 to December 31, 1998, primarily due to the sale of the bumper production operations. In that sale, the Company sold fixed assets with a net book value of approximately $11,335,000. Depreciation for continued operations was $2,444,000. The Company acquired land valued at $782,000 during the calendar year 1998.

     Notes receivable at December 31, 1998 were reduced by an $845,000 commission paid to a related party in recognition of his efforts to broker the sale of the bumper production operations. This commission was used as a payment to related party notes. A new note for $1,401,000 began in October 1998 to a related party. The notes receivable balance at year end is $1,601,000.

     Deferred compensation decreased by $82,000, due to normal payments of employee compensation.

     Deposits on tools and machinery decreased by approximately $384,000 during 1998 compared to 1997 mainly due to the transfer of deposits as part of the sale of the bumper production operations.

     Goodwill increased by approximately $3,789,000 from December 31, 1997 to December 31, 1998, primarily as a result of the purchase of the Rugged Liner Companies and the other ten acquisitions made during 1998. The value paid for these entities exceeded the value of their assets by $4,297,000. This excess was recorded as goodwill, and the Company is amortizing this goodwill over a seven-year period. The balance in goodwill at December 31, 1998 was $4,169,000.

LIABILITIES AND EQUITY

     Accounts payable increased from $1,838,000 at December 31, 1997 to $3,077,000 at December 31, 1998. The increase is a result of acquiring accounts payable from the Rugged Liner Companies and various other
                                    8
acquisitions, such as Dealers Choice, Road and Truck and Duraliner of Nashville, plus an increase in normal accounts payable activity from the increased number of stores.

     Income taxes payable increased from $926,000 in 1997 to $8,222,000 in 1998, primarily due to the gain recognized for the sale of the bumper production operations.

OUTSTANDING LOANS

     The Colonel's $6,000,000 line of credit was paid off with proceeds from the sale of the bumper production operations. The Colonel's has suspended its credit facilities with its current lending institution until the Company deems it necessary to reopen borrowing. Interest paid during 1998 on a monthly basis was at prime and was secured by all of the Company's assets, principally accounts receivable and inventory.

     The Colonel's long-term financing was also paid off from the sale of the bumper production operations.

     BIR has a term loan in the amount of $300,000 which is secured by property. The loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

     The Colonel's entered into a capital lease to finance equipment for the new Owosso, Michigan bedliner plant. In 1995, The Colonel's leased $2,689,000 worth of equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at rates between 7.5 and 8.5 percent. The lease is collateralized by the machinery. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner as noted above. The balance on this leased equipment at December 31, 1998 was $4,400,000.

     The Company regularly purchases and finances delivery trucks for use at the retail outlet stores. The Company either finances through dealership financing resources or leases. The outstanding amount due to financing sources at December 31, 1998 was $136,000, and due on leases was $48,000.

     The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the proceeds of the sale of the bumper production operations, supplemented by borrowing arrangements that may be necessary from time to time.

RESULTS OF CONTINUING OPERATIONS

     The comparative financial statements are divided into two sections, the results of operations of the continuing companies and the results of discontinued operations as the result of the sale of the bumper production operations for the years ending December 31, 1998, 1997, 1996. Refer to the financial statements and notes thereto included in Appendix A for further information.

     Revenues for the continuing Company were $29,932,000, $11,772,000, and $6,477,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The $23,455,000 growth in 1998 over the same period in 1996 was primarily due to the addition and acquisitions of sixteen new factory warehouse/stores during 1997 and 1998. CTA was started in 1996 and has grown through acquisitions of retail outlet warehouses. CTA's wholesale business represented $7,826,000 in 1998 compared to $7,501,000 in 1997 and
$3,712,000 in 1996.   CTA's warehouses and retail outlet stores contributed
$1,400,000 in 1997, the first year of operation, and $13,600,000 in 1998.
BIR revenues increased from $2,765,000 in 1996 to $2,871,000 and $3,364,000 in 1997 and 1998, respectively. CRL, which was acquired in April 1998, contributed $5,142,000 in the eight months of 1998 following the Company's acquisition of it.

     Cost of sales decreased from 84% in 1996 to 81% in 1997, but increased to 89% of sales in 1998. The increase in 1998 is due to the expansion and start up of the CTA truck accessories stores, which generally sell at lower gross margins in an effort to establish market share, and the change in bedliner manufacturing to a non-skid surface which has added cost to the product. Gross profit was 11% of sales in 1998 compared to 19% in 1997 and 16% in 1996.

     Selling, general and administrative expenses continue to decrease from 47% of sales in 1996 to 32% in 1997 and 22% in 1998. Although sales increased approximately 4.6 times since 1996, SG&A expenses only increased
2.2 times.

     Interest expense increased from $382,000 in 1996 to $526,000 in 1997 to $721,000 in 1998. This increase is due to the additional debt which was used to finance the additional store inventories and an acquisition line of credit (which was paid off when the bumper production operations were sold).

     Interest income increased in 1998 by $45,000 over 1997 because of short term investments of excess cash.

     Results from continuing operations showed a loss for each of the three years. The company plans to use the proceeds from the sale of the bumper production operations to expand the truck accessories business and make certain other investments as described below in subsequent events.

RESULTS OF DISCONTINUED OPERATIONS

     As noted, in December 1998 the Company sold substantially all of the assets of The Colonel's used in its bumper production operations. The bumper production operations contributed $1,818,000 (net of tax) in net profits and $11,676,000 (net of tax) from the sale of the assets. Taxes on gain on sale of discontinued operations are approximately $5,382,000.

MARKET RISK DISCLOSURE

     The Company has assets, liabilities and inventory purchase commitments outside the United States that are subject to foreign market fluctuations. At present, all sales transactions are conducted in United States Dollars. The Company does not believe that it faces significant exposure to foreign currency fluctuations. However, as the Company's sales to foreign countries continue to expand there is a risk that such markets may suddenly change and that the Company may have to accept payment in foreign currencies.

     The Company has a Canadian currency account which fluctuates with the rate of exchange. Because this account is seldom used and there presently is less than $15,000 (Canadian) in it, the Company believes that the risks associated with this account are not material.

     The Company from time to time purchases products from outside the
United States.   The Company usually pays for its purchases in U.S.
Dollars. These purchases are based on the foreign countries' economic conditions and because the Company markets and sells its products throughout the world, it could be affected by a weak economic condition associated with a foreign entity.

     The Company currently has no outstanding borrowings. When the Company borrows money in the future, the Company may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

     The Company deals in a marketplace that generally has been favorably changing over the past five years. The SUV market has increased in the last five years. More new SUVs and trucks are now sold in the United States than new automobiles. This market change has had a positive impact on the Company. Any change in the buying habits of consumers would have an adverse effect on the Company's marketplace and profit potential. Because the Company invests up front money in tooling to manufacture models, any downward trend would change the product mix analysis and drive costs higher.

     The Company's contract with the NHRA for the national race at the BIR race facility is critical to the track. The track obtains 60% of its sales and 70% of its profit from this race. The loss of the National race with the NHRA will immediately impact the income potential at BIR.

     The Company operates using a very thinly staffed management group. The sudden loss of one of the key managers could have an immediate impact on the corporation because of the lack of redundant or cross trained personnel.

EFFECTS OF INFLATION

     The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

NEW ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company will adopt this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

SEGMENT REPORTING

     For a discussion of the Company's business segments, see Note 17 to the consolidated financial statements included in Appendix A.

YEAR 2000 READINESS DISCLOSURE

     The "year 2000 issue" is the result of computer programs being written using two digits rather than four digits to define the applicable year. Accordingly, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This situation could result in a system failure or miscalculations causing disruptions to operations. The year 2000 issue is not limited to computer programs or information technology systems, however. Instead, machinery and other equipment may have date-sensitive "embedded technology" that could result in failures or interruptions as a result of the year 2000 issue.

     With respect to the Company's computer systems, the Company continues to implement changes designed to provide accurate date recognition and data processing with respect to the year 2000, including modifying existing computer programs and converting to new programs. The Company has examined all these systems that it believes are affected by the year 2000 problem and believes that all of the systems have been adequately upgraded or replaced. This study has included all of the computer systems that are used to operate the Company's accounting, billing and customers systems, inventory control, purchasing and payroll, alarm systems, and machine controls.

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

     The Company has surveyed many of its significant suppliers and customers to determine the extent to which the Company may be vulnerable to a failure by any of these third parties to remediate their own year 2000 problems. Based on these surveys, the Company believes that these third parties have satisfactory plans in place to address the year 2000 problem. The Company does not have any computer or other data links with its customers, suppliers or others.

     To date, the Company has spent approximately $270,000 to address the year 2000 issue and estimates that it will additionally spend less than $10,000 before year end. Such costs are being expensed as incurred and are not expected to have a material impact on the Company's results of operations, liquidity or financial position. The projected costs of year 2000 modifications and the projected date on which the Company believes it will complete the project are management's best estimates, based on a variety of assumptions. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     Management does not expect any material disruptions to the Company's operations arising from the failure of the Company's computer systems or other equipment to properly handle the year 2000 issue. In most cases, the Company's inventories of products should be sufficient to support sales for some period of time following any such failure. If such problems were to continue for an extended period of time, however, they could have a material impact on the Company's results of operations, liquidity and financial position. In addition, the Company could face potential adverse effects if external systems, such as telephone lines or electrical service, were rendered inoperable due to the year 2000 issue. Furthermore, while as noted above certain third parties have stated that they are year 2000 compliant or will be in the near future, there can be no assurances that such third parties will not experience year 2000 problems of their own, thereby disrupting the Company's operations.

      The Company is currently developing a contingency plan to respond to address the year 2000 issue.

FORWARD-LOOKING STATEMENTS

     With the exception of historical matters, the matters discussed in this report, particularly descriptions of the Company's plans to develop and expand the business of CTA, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.
Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

     Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products or trucks and SUVs; the cost and availability of inventories, raw materials and equipment to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; and changes in economic conditions. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

SUBSEQUENT EVENTS

     In 1999, the Company purchased property along I-75 north of Flint, Michigan for $1,150,000 to be used for future development.

     The Company loaned $5,200,000 to Donald and Patsy Williamson to purchase property near Flint, Michigan. The loan is secured by a mortgage
and personal guarantee.   The mortgage calls for principal and interest
payments to be made to the company in the amount of $46,496 per month with balance to be paid off no later than February 2005.

     The Company purchased a Sabreliner Jet Aircraft Model 340A for $800,000 which requires repairs of approximately $350,000. The repairs are mainly for the major 60 month inspection and engine reconditioning, interior work and paint. The Company expects the plane to be operational in July 1999.

     The Company purchased a 320,000 square foot building in Raisin Township, just south of Tecumseh, Michigan. The purchase of $4,150,000 included the building which sits on 46 acres completely fenced and an additional 104 acres outside the fence that is currently being studied for development. The Company intends to use this facility as its headquarters, and is considering conducting manufacturing operations at this facility as well.

     The Company signed a purchase commitment of $600,000 to erect and install new bleacher sections at BIR race track. The stands are expected to be installed before the NHRA National race in August 1999.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See the discussion under the heading "Market Risk Disclosure" in Item 7 above.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements and supplementary data required under Item 8 are set forth in Appendix A to this Report on Form 10-K and are here incorporated by reference.

                                 PART III

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company and its subsidiaries are parties to certain transactions with related parties which are summarized below. Many of the transactions described below involve Donald and Patsy Williamson, husband and wife. Mr. Williamson is the Chairman of the Board, the Chief Executive Officer and a Director of the Company. Together, Mr. and Mrs. Williamson own approximately 96 percent of the outstanding shares of the Company's
Common Stock.

     PROMISSORY NOTES FROM DONALD J. WILLIAMSON AND RELATED ENTITIES. In 1997, the Company loaned an aggregate total of $1,044,956 to Mr. Williamson, pursuant to two promissory notes executed in June and September 1997, respectively. These notes bore interest at 8% and were due in bi-annual installments beginning in September 1998. In August of 1998, $200,000 was paid on the notes. The remaining balance has been charged to commission expense in lieu of Mr. Williamson repaying the amount, in recognition of Mr. Williamson's efforts in facilitating the sale.

     On June 15, 1998, the Company loaned Mr. Williamson an additional $200,000. This loan is evidence by a promissory note that is due in full on June 30, 1999 and that bears interest at 8%.

     On November 13, 1998, the Company loaned $1,401,000 to Williamson Buick-GMC, Inc., a company owned by Mr. Williamson's wife. This loan is evidence by a promissory note that is due in full on November 13, 1999 and that bears interest at 8%.

     In February 1999, the Company loaned $5,200,000 to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest beginning April 1, 1999. Mr. Williamson used the proceeds of this loan to purchase real property in Davidson, Michigan.

     LEASE OF MILAN, MICHIGAN FACILITY AND OWOSSO, MICHIGAN FACILITY. In June of 1993, The Colonel's began leasing its former Milan, Michigan, facility from 620 Platt Road, LLC. Donald Williamson and Patsy
Williamson are the sole members of 620 Platt Road, LLC. Rent expense to The Colonel's for the Milan facility was $770,000 for the year ending December 31, 1998. This lease has been canceled as a result of the December 1998 sale of the assets of The Colonel's and the Milan facility to AutoLign. CTA leases its Owosso, Michigan facility from 620 Platt Road, LLC. Rent expense on this lease was $240,000 for the year ending December 31, 1998. An additional $60,000 was prepaid toward 1999 rent.

     WILLIAMSON BUICK-GMC, INC. Mrs. Williamson owns several automobile dealerships. The Colonel's engages in certain transactions with these dealerships, including the purchase of automobiles, parts, and automotive service and the lease of certain property from which rental income is earned. During 1998, purchases of automobiles, parts and services by The Colonel's from the Williamson dealerships were in the
amount of $191,455.   CTA sold approximately $27,000 worth of bedliners to
the Williamson dealerships in 1998.

     TRANSACTIONS WITH DIRECTORS. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company may retain Ted M. Gans, P.C. to render certain legal services during the current year. J. Daniel Frisina, a Director of the Company, is Director of Global Development for Cheng Hong Legion Co., Ltd., which sells, among other products, automotive body replacement parts to The Colonel's, as well as to other customers in the automotive crash parts industry.

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

     ITEM 14(a)(2). FINANCIAL STATEMENT SCHEDULES. Financial statement schedules other than Schedule II have not been filed because such schedules are either not applicable or full disclosure has been made in the financial statements and notes thereto.

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

23        Consent of Deloitte & Touche, LLP

24 Powers of Attorney. Filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 31, 1999.

27        Financial Data Schedule
____________________

<F*> Management contract or compensatory plan or arrangement.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         THE COLONEL'S INTERNATIONAL, INC.


Dated: June 2, 1999      By: /S/ RICHARD S. SCHOENFELDT
                             Richard S. Schoenfeldt
                             Vice President-Finance and Chief Financial
                               Officer
                             (Principal Financial Officer and Duly
                               Authorized Representative)

                                APPENDIX A
                           FINANCIAL STATEMENTS


                                 ----------------------------------------------
                                 THE COLONEL'S
                                 INTERNATIONAL, INC.

                                 CONSOLIDATED FINANCIAL STATEMENTS FOR THE
                                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996, AND INDEPENDENT AUDITORS' REPORT
                                 ----------------------------------------------

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
The Colonel's International, Inc.
Tecumseh, Michigan


We have audited the accompanying consolidated balance sheets of The Colonel's International, Inc. (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche, LLP

June 2, 1999

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
-------------------------------------------------------------------------------------------------

ASSETS                                                                     1998           1997
CURRENT ASSETS:
  Cash                                                                 $18,303,097    $ 1,723,652
  Accounts receivable - trade (net of allowance for
    doubtful accounts of $1,048,000 and $493,000 at
    December 31, 1998 and 1997, respectively)                            3,072,330      3,973,528
  Inventories (Note 4)                                                   6,088,332      9,214,557
  Prepaid expenses                                                         522,793        425,476
  Note receivable - Related party (Notes 6 and 13)                       1,600,787        200,000
  Deferred taxes - current (Note 10)                                     1,042,000        635,000
  Current portion of deferred compensation (Note 11)                        95,667         95,667

                                                                       -----------    -----------

           Total current assets                                         30,725,006     16,267,880

PROPERTY, PLANT AND EQUIPMENT - Net
  (Notes 5, 8 and 11)                                                   16,929,227     26,328,039

OTHER ASSETS:
  Note receivable - Related party (Notes 6 and 13)                                        844,956
  Long-term portion of deferred compensation (Note 11)                     173,678        255,857
  Deposits                                                                 246,044        630,486
  Goodwill (Note 3)                                                      4,168,589        379,816
  Other                                                                    180,349        233,246
                                                                       -----------    -----------

           Total other assets                                            4,768,660      2,344,361

                                                                       -----------    -----------

TOTAL ASSETS (Note 8)                                                  $52,422,893    $44,940,280
                                                                       ===========    ===========







LIABILITIES AND STOCKHOLDERS' EQUITY                                       1998           1997

CURRENT LIABILITIES:
  Notes payable (Note 7)                                               $              $ 6,000,000
  Current portion of long-term obligations (Note 8)                      1,089,138      3,166,741
  Accounts payable - trade                                               3,077,409      1,837,528
  Accrued expenses (Note 9)                                              1,144,370      1,134,637
  Current portion of deferred compensation (Note 11)                        95,667         95,667
  Income taxes payable                                                   8,221,895        925,549
                                                                       -----------    -----------

           Total current liabilities                                    13,628,479     13,160,122

LONG-TERM OBLIGATIONS, NET OF CURRENT
  PORTION (Note 8)                                                       3,942,686      8,844,055

LONG-TERM PORTION OF DEFERRED
  COMPENSATION (Note 11)                                                   173,678        255,857

DEFERRED TAXES - LONG-TERM (Note 10)                                     1,191,000      3,828,000

STOCKHOLDERS' EQUITY:
  Common stock; 35,000,000 shares authorized at
    $.01 par value, 24,631,832 and 24,177,805 shares issued
    and outstanding in 1998 and 1997, respectively (Note 3)                246,318        241,778
  Additional paid-in capital                                             9,230,911      5,606,239
  Retained earnings                                                     24,009,821     13,004,229
                                                                       -----------    -----------

           Total stockholders' equity                                   33,487,050     18,852,246
                                                                       -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY                                                             $52,422,893    $44,940,280
                                                                       ===========    ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------------------------

                                                        1998             1997             1996
SALES (Note 13)                                      $29,931,869      $11,772,242      $ 6,476,625

COST OF SALES (Note 13)                               26,709,718        9,550,184        5,439,820
                                                     -----------      -----------      -----------

GROSS PROFIT                                           3,222,151        2,222,058        1,036,805

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                            6,682,569        3,730,153        3,062,610
                                                     -----------      -----------      -----------

           Loss from operations                       (3,460,418)      (1,508,095)      (2,025,805)

OTHER INCOME (EXPENSE):
  Interest expense                                      (720,532)        (526,294)        (381,829)
  Interest income (Note 13)                               56,582           12,052            5,678
  Other                                                   (5,702)          (3,749)         (65,884)
                                                     -----------      -----------      -----------

           Other expense, net                           (669,652)        (517,991)        (442,035)
                                                     -----------      -----------      -----------

LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAX BENEFIT                            (4,130,070)      (2,026,086)      (2,467,840)

INCOME TAX BENEFIT (Note 10)                           1,641,628          836,000          832,000
                                                     -----------      -----------      -----------

LOSS FROM CONTINUING OPERATIONS                       (2,488,442)      (1,190,086)      (1,635,840)
                                                     -----------      -----------      -----------

DISCONTINUED OPERATIONS:
 Income from discontinued operations, net
 of tax (Note 10)                                      1,818,316        4,598,845        4,157,826

Gain on sale of discontinued operations, net of
  tax (Note 10)                                       11,675,718                -                -
                                                     -----------      -----------      -----------

NET INCOME                                           $11,005,592      $ 3,408,759      $ 2,521,986
                                                     ===========      ===========      ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
  From continuing operations                         $     (0.10)     $     (0.05)     $     (0.07)
  Income and gain from discontinued operations              0.55             0.19             0.17
                                                     -----------      -----------      -----------

  Net income                                         $      0.45      $      0.14      $      0.10
                                                     ===========      ===========      ===========

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
------------------------------------------------------------------------------------------------------------------

                                                   COMMON STOCK           ADDITIONAL
                                             ------------------------      PAID-IN       RETAINED
                                                SHARES        AMOUNT       CAPITAL       EARNINGS         TOTAL
BALANCE, JANUARY 1, 1996                      24,177,805     $241,778     $5,557,833    $ 7,073,484    $12,873,095

  Net income                                                        -              -      2,521,986      2,521,986
                                                                                                                 -
  Transactions with stockholders (Note 13)                          -         48,406              -         48,406
                                             -----------     --------     ----------    -----------    -----------

BALANCE, DECEMBER 31, 1996                    24,177,805      241,778      5,606,239      9,595,470     15,443,487

  Net income                                                        -              -      3,408,759      3,408,759
                                             -----------     --------     ----------    -----------    -----------
                                                                    -              -              -              -
BALANCE, DECEMBER 31, 1997                    24,177,805      241,778      5,606,239     13,004,229     18,852,246

    Issuance of common shares to acquire
     Rugged Liner (Note 3)                       454,027        4,540      3,673,078                     3,677,618

  Transactions with stockholders (Note 13)                                   (48,406)                      (48,406)

  Net income                                                        -              -     11,005,592     11,005,592
                                             -----------     --------     ----------    -----------    -----------

BALANCE, DECEMBER 31, 1998                    24,631,832     $246,318     $9,230,911    $24,009,821    $33,487,050
                                             ===========     ========     ==========    ===========    ===========

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------


                                                                  1998            1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $ 11,005,592     $ 3,408,759     $ 2,521,986
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Income from discontinued operations                       (13,494,034)     (4,598,845)     (4,157,826)
     Depreciation and amortization                               2,951,677       1,831,562       1,209,550
     Commission payment to majority stockholders (Note 13)         946,315
     Deferred tax provision                                     (3,044,000)        289,000        (193,000)
     Gain on sale of property, plant and equipment                       -         (85,019)        (24,041)
     Changes in assets and liabilities that provided
       (used) cash, net of effects from the 1998
        discontinued operations and acquisitions:
       Accounts receivable - Trade                                (845,429)       (679,654)       (276,661)
       Inventories                                              (1,438,503)     (1,139,166)     (1,330,437)
       Prepaid Expenses                                           (395,913)         17,546         (47,915)
       Other Assets                                                 58,143        (134,662)              -
       Accounts Payable                                            939,819         545,171         179,535
       Accrued Expenses                                           (289,490)     (1,411,724)         83,287
       Income taxes payable                                      7,296,346        (269,451)      1,195,000
                                                              ------------     -----------     -----------

Net cash provided by (used in) continuing operations             3,690,523      (2,226,483)       (840,522)

Net cash provided by discontinued operations                    25,283,735       5,308,093       5,899,229
                                                              ------------     -----------     -----------

Net cash provided by operating activities                       28,974,258       3,081,610       5,058,707
                                                              ------------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisitions of consolidated subsidiaries, net of cash
     acquired                                                   (5,404,155)              -               -
   Expenditures for property, plant and equipment               (1,684,989)       (673,980)       (578,676)
   Proceeds from sale of property and equipment                          -       1,208,688          91,015
   Net change in deposits                                         (605,539)       (891,840)     (2,710,582)
   Additions to notes receivable - related party                (1,702,146)     (1,044,956)        490,000


   Payments received on notes receivable - related party           200,000
   Payments received on notes receivable - other                                         -         302,401
   Proceeds from sale of assets held for sale                            -          23,000          35,000
                                                              ------------     -----------     -----------

Net cash used in continuing investing activities                (9,196,829)     (1,379,088)     (2,370,842)

Net cash provided by (used in) discontinued investing
  activities                                                    10,263,677      (2,319,537)     (1,548,844)
                                                              ------------     -----------     -----------

Net cash provided by (used in) investing activities              1,066,848      (3,698,625)     (3,919,686)
                                                              ------------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (payments) borrowings under notes payable                (6,000,000)        550,000       1,270,000
   Proceeds from long-term obligations                           7,214,811       7,033,387         580,015
   Principal payments on long-term debt                        (13,633,706)     (4,686,213)     (3,028,821)
   Principal payments on obligations under capital leases         (994,360)       (877,993)       (273,019)
   Transactions with stockholders                                  (48,406)              -               -
                                                              ------------     -----------     -----------

Net cash (used in) provided by financing activities            (13,461,661)      2,019,181      (1,451,825)
                                                              ------------     -----------     -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            16,579,445       1,402,166        (312,804)
                                                              ------------     -----------     -----------

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                     1,723,652         321,486         634,290
                                                              ------------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $ 18,303,097     $ 1,723,652     $   321,486
                                                              ============     ===========     ===========

                                                                    (continued)

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
----------------------------------------------------------------------------------------------------------


                                                                  1998            1997             1996
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                     $  1,740,608     $ 1,308,875     $ 1,145,817
                                                              ============     ===========     ===========

   Cash paid during the year for taxes                        $    250,000     $ 2,209,268
                                                              ============     ===========

SUPPLEMENTAL SCHEDULES OF NONCASH
  FINANCING AND INVESTING ACTIVITIES:

  Commission payment to majority shareholders in lieu of
    receiving payment on remaining balance of note
    receivable (Note 13)                                      $    946,315
                                                              ============

  Future inventory credits issued in connection
    with acquisitions (Note 3)                                $    513,223
                                                              ============

  Common stock issued in connection with the acquisition
    of Rugged Liner Companies (Note 3)                        $  3,677,618
                                                              ============

  Transfer of deposits to property, plant and equipment
    relating to property placed in service                    $    481,180     $ 1,049,255     $ 3,171,589
                                                              ============     ===========     ===========

  Property additions from the issuance of capital leases                       $   351,705     $ 3,483,673
                                                                               ===========     ===========

  Increase in deposits from noncash interim financing                                          $ 1,396,611
                                                                                               ===========





  Transactions with stockholders (Note 13)                                                     $    48,406
                                                                                               ===========

                                                                    (concluded)
See notes to consolidated financial statements

THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
---------------------------------------------------------------------------

1.   ORGANIZATION

     The Colonel's International, Inc. (the "Company") is a holding company for four wholly owned subsidiaries, The Colonel's, Inc. ("The Colonel's"), The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL") and The Colonel's Brainerd International Raceway, Inc. ("CBIR"). In addition, The Colonel's Dealers Choice ("Dealers Choice") is a wholly owned subsidiary of CTA. The Colonel's was incorporated in Michigan in 1982 and principally designs, manufactures and distributes plastic automotive bumper fascias and miscellaneous reinforcement beams and brackets, as replacement collision parts to the automotive aftermarket industry in North America. The Colonel's manufactures its products using reaction injection molding and plastic injection molding technology and sells its products through warehouses and a network of distributors. Substantially all of the assets of The Colonel's were sold to Colonel's Acquisition Corp. (a newly formed corporation which is affiliated with an investor group) on December 17, 1998, (Note 16). CTA began operations on January 1, 1996 and was subsequently incorporated in Michigan in 1997. CTA produces truck bedliners for sale to new vehicle dealers and the automotive aftermarket. CTA also owns several retail stores and sells manufactured bedliners and other truck accessories. CRL was formed in March of 1998 in connection with the April 1998 acquisitions of four Pennsylvania corporations engaged in the truck accessory business, (Note 3). CBIR was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. CBIR organizes and promotes various spectator events relating to road and drag races.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, The Colonel's, CTA, CRL and BIR, from the date of acquisition. All significant intercompany accounts and transactions have been eliminated.

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

     REVENUE RECOGNITION - For sales of products, revenue is recognized at the time the product is shipped to customers. For service sales, revenue is recognized when earned.

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

     ACCRUED LEGAL FEES - Legal and other professional fees are accrued in the same period that they are incurred.

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

     INCOME TAXES - The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements.

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

     EARNINGS PER SHARE - Basic earnings per share for 1998, 1997 and
     1996 was calculated as net income divided by the weighted average number of common shares outstanding of 24,491,270, 24,177,805 and 24,177,805, respectively. Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued of 2,729, 701 and 160 for 1998, 1997 and 1996, respectively. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same. (Note 12).

     On March 1 and September 1, 1998, options to purchase 3,175 and 3,325 shares of common stock at $8.25 and $6.88 per share, respectively, were issued. These options were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares outstanding during 1998.

     RECLASSIFICATIONS - Certain 1997 and 1996 amounts have been reclassified to conform to the 1998 presentation.

3.   BUSINESS COMBINATIONS

     During 1998, the Company acquired inventory of $1,281,000, accounts receivable of $219,000, property of $974,000, other assets of $42,000, debt of $432,000, accounts payable of $359,000 and other liabilities of $47,000 in seven separate purchases. The total cash paid for the assets was approximately $1,265,000. In addition to cash paid, the Company provided the seller with future credits for the purchase of $513,000 of the Company's inventory. Goodwill of approximately $100,000 has been recorded as a result of these acquisitions, and is being amortized over seven years. The acquisitions have been accounted for under the purchase method and, accordingly, the results of operations are included in the consolidated operating results since the date of acquisition. These acquisitions were made for the purpose of expanding CTA.

     Also, during the second quarter of 1998, the Company acquired the Rugged Liner Companies. The acquisition has been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. The allocation of the purchase price to the net assets acquired resulted in the Company acquiring inventory of $899,000, accounts receivable of $1,052,000 property of $2,389,000, other assets of $109,000, debt of $13,000, accounts payable of $575,000 and other liabilities of $150,000. The total cash, stock (454,027 shares), and other consideration paid for assets, exclusive of the liabilities assumed, was $7,908,000. Goodwill of approximately $4,197,000 has been recorded as a result of this acquisition and is being amortized over seven years. In accordance with the Asset Purchase Agreement each share of buyer's common stock issued to the shareholders of the Rugged Liner Companies is subject to the right to require the Company to redeem such shares up to 25% annually beginning in 1999 and ending in 2002. The redemption price is not to be less than the per share price of $8.20 as initially calculated on the purchase date (Note 18).

     The following pro forma financial information (unaudited) for continuing operations is presented for the years ended December 31, 1998 and 1997 as if the Rugged Liner Companies and certain of the other 1998 acquisitions had occurred on January 1, 1997:

                                                  1998               1997
     Revenue                                   $33,362,331        $25,064,825
                                               ===========        ===========

     Net Loss from continuing operations       $(2,770,163)       $(2,299,742)
                                               ===========        ===========

     Loss per share - basic and diluted        $     (0.11)       $     (0.10)
                                               ===========        ===========

     During 1997, the Company acquired inventory of $904,000, accounts receivable of $20,000, deposits of $20,000 and fixed assets of $497,000 in four separate purchases. The total cash paid for the assets was approximately $1,525,000. The acquisitions have been accounted for under the purchase method, and accordingly the results of the operations are included in the consolidated operating result since the date of acquisition. Goodwill of approximately $84,000 has been recorded as result of these acquisitions and is being amortized over seven years. These acquisitions were made for the purpose of expanding CTA.

4.   INVENTORIES

     Inventories at December 31 are summarized as follows:

                                                     1998             1997
        Finished products                         $5,701,017       $8,644,944
        Raw materials                                387,315          569,613
                                                  ----------       ----------

        Total inventories                         $6,088,332       $9,214,557
                                                  ==========       ==========

5.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized as follows:

                                                                   1998               1997
     Land and improvements                                     $ 3,276,217        $ 2,504,400
     Track                                                       1,781,299          1,533,760
     Buildings                                                   1,201,433            930,393
     Leasehold improvements                                        751,642          1,684,643
     Bleachers and fencing                                         755,662            755,662
     Equipment (including equipment under capital lease)         9,623,859         15,016,019
     Transportation equipment                                    1,246,535          1,090,030
     Furniture and fixtures                                        853,624            741,373
     Tooling                                                     3,483,510         25,709,982
     Construction in progress                                                          88,956
                                                               -----------        -----------

        Total                                                   22,973,781         50,055,218
     Less accumulated depreciation and amortization             (6,044,554)       (23,727,179)
                                                               -----------        -----------

     Net property, plant and equipment                         $16,929,227        $26,328,039
                                                               ===========        ===========

     The gross amount of equipment recorded under capital leases was $7,709,814 at December 31, 1998 and 1997. The related accumulated depreciation was $3,137,966 and $2,181,961 at December 31, 1998 and 1997, respectively.

     The Company purchased land in Flint and Collinsville for a total of $781,817 in 1998.

6.   NOTES RECEIVABLE - RELATED PARTY

     During the third quarter of 1997 an unsecured note receivable at an interest rate of 8% from the majority stockholders was established for $1,044,956 of which $200,000 was paid in 1998. In December, 1998 the remaining balance of $844,956 plus interest of $101,359 was cancelled and commission expense to the majority stockholder was recorded for his efforts to consummate the sale of The Colonel's
     (Note 16).

     On June 15, 1998 a note receivable to the majority stockholder for $200,000 was issued. The note is due and payable by June 30, 1999 and bears interest at 8%.

     On November 13, 1998 a note receivable to Williamson Buick-GMC, Inc. a company affiliated through common ownership for $1,401,000 was issued. The note is due and payable by November 13, 1999 and bears interest at 8%.

7.   LINE OF CREDIT

     The line of credit expired in conjunction with the sale of The Colonel's effective December 17, 1998 (Note 16). The weighted average interest rate on the line was 7.75% and 8.48% in 1998 and 1997, respectively.

8.   LONG-TERM OBLIGATIONS

     Long-term obligations at December 31 consist of the following:

                                                                                1998          1997
     Term note payable to a bank, monthly principal payments of
       $167,000 plus interest at the bank's prime rate plus 1/4%
       November 2000, and secured by the Company's assets,
       fully repaid in conjunction with the sale of The Colonel's (Note 16)                $ 5,831,000
     Mortgage payable to a bank, interest at the bank's prime rate plus 2% (effective rate of 9.5% at December 31, 1998),
       annual principal payments of $50,000 plus interest due quarterly,
       through September 2004.  Secured by underlying property              $   300,000        350,000
     Capital lease obligations through December 2002; monthly
       installments of $100,217 including interest at rates between
       7.5% and 8.75%, collateralized by the related machinery
       and equipment (see Note 11)                                            4,399,655      5,214,866
     Capital lease obligation through March 1999;  monthly
       installments of $15,987 including interest at 8.5%                        47,594        226,744
     Vehicle financing                                                          136,245        212,065
     Other                                                                      148,330        176,121
                                                                            -----------    -----------
                Total                                                         5,031,824     12,010,796
     Less current portion                                                    (1,089,138)    (3,166,741)
                                                                            -----------    -----------

     Long-term                                                              $ 3,942,686    $ 8,844,055
                                                                            ===========    ===========

     The scheduled future repayments of long-term obligations at December 31, 1998 are as follows:

     1999                                  $1,089,138
     2000                                   1,056,878
     2001                                   1,209,493
     2002                                   1,168,945
     2003                                     457,370
     Thereafter                                50,000
                                           ----------

     Total                                 $5,031,824
                                           ==========

9.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                                     1998               1997
     Accrued settlements (Note 14)               $  562,663         $  513,977
     Accrued environmental costs (Note 15)                             100,000
     Accrued taxes                                  203,726             55,301
     Other                                          377,981            465,359
                                                 ----------         ----------

     Total                                       $1,144,370         $1,134,637
                                                 ==========         ==========

10.  INCOME TAXES

     For the years ended December 31, the Company's provision for income taxes consists of the following:

                                                      1998             1997             1996
     Current:
      Federal                                     $  (891,000)      $ (740,000)      $ (639,000)
      State                                           (83,000)         (58,000)         (49,000)
                                                  -----------       ----------       ----------
     Total Current                                   (974,000)        (798,000)        (688,000)

     Deferred
      Federal                                        (603,000)         (34,000)        (137,000)
      State                                           (64,000)          (4,000)          (7,000)
                                                  -----------       ----------       ----------
     Total deferred                                  (667,000)         (38,000)        (144,000)

     Income tax benefit                           $(1,641,000)      $ (836,000)      $ (832,000)
                                                  ===========       ==========       ==========

     Tax provision of discontinued operations     $   932,000       $2,782,000       $2,381,000
                                                  ===========       ==========       ==========
     Tax provision for gain on sale of
      discontinued operations                     $ 5,382,000
                                                  ===========

     The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                   1998             1997
     Current deferred tax assets:
       Allowance for doubtful accounts                         $   398,000       $   183,000
       Inventory obsolescence                                      157,000            99,000
       Accrued legal                                               253,000           190,000
       Accrued environmental cleanup                                    --            37,000
       Other                                                       234,000           126,000
                                                               -----------       -----------

     Total                                                     $ 1,042,000      $   635,000
                                                               ===========       ===========

     Noncurrent deferred tax assets (liabilities):
       Net operating loss carryforwards                        $   315,000       $   347,000
       Depreciation                                               (914,000)       (3,408,000)
       Other                                                      (277,000)         (327,000)
                                                               -----------       -----------
                Total                                             (876,000)       (3,388,000)
     Valuation allowance                                          (315,000)         (440,000)
                                                               -----------       -----------

     Total                                                     $(1,191,000)      $(3,828,000)
                                                               ===========       ===========

     The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:

                                                     1998             1997             1996
     Federal income tax at statutory rate        $(1,407,000)      $(754,564)       $(757,920)
     State taxes                                    (114,000)        (66,411)         (68,489)
     Other                                          (120,000)        (15,025)          (5,591)
                                                 -----------       ---------        ---------

     Income tax benefit                          $(1,641,000)      $(836,000)       $(832,000)
                                                 ===========       =========        =========

     Effective tax rate                                   40%             36%              38%
                                                 ===========       =========        =========

     At December 31, 1998, the Company has net operating loss carryforwards for tax purposes of $1,019,480 expiring 2004 to 2008. The Company has recorded a valuation allowance on 100% of these amounts because management believes it is more likely than not that the net operating loss carryforwards will not be utilized due to limitations in existing tax laws on their use.

11.  COMMITMENTS

     The Company leases trucks and equipment under capital leases (Notes 5 and 8). The Company also leases warehouse and retail store space under noncancelable operating lease agreements. The warehouse leases require that the Company pays the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 1998 are summarized as follows:

                                                                   CAPITAL        OPERATING
                                                                   LEASES          LEASES
     Years ending December 31:
       1999                                                      $1,342,408      $1,235,145
       2000                                                       1,241,794         748,201
       2001                                                       1,214,492         616,511
       2002                                                       1,202,605         512,849
       2003                                                         420,287         487,097
       Thereafter                                                                   961,763
                                                                 ----------      ----------

                 Total                                            5,421,586      $4,561,566
     Less amount representing interest                              838,092      ==========
                                                                 ----------
                Present value of minimum lease payments           4,583,494
     Less current maturities                                        930,369
                                                                 ----------

     Long-term portion of capital lease obligations              $3,653,125
                                                                 ==========

     Rent expense, including month to month rentals, was approximately $2,591,978, $1,652,808 and $1,364,000 for the years ended December 31,
     1998, 1997 and 1996, respectively. Included in rent expense are amounts paid to the related parties of the Company for rental of its principal operating facilities (Note 13).

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

     The Company entered into a three-year sales agency agreement beginning March 1, 1997, and will make guaranteed payments of $102,000 per year. The Company may terminate this agreement, but is obligated to pay a portion of the remaining compensation due under the terms of the agreement. The Company recorded a liability and related deferred costs for the portion assigned to compensation. The deferred cost amount is being amortized to operations over the term of the agreement.

     The Company signed a purchase commitment of $600,000 to erect and install new bleacher sections at the CBIR race track during 1999.

12.  STOCK OPTIONS

     The Company has an incentive stock option plan, 'The 1995 Long-Term Incentive Plan' that provides for up to 3,000,000 shares of common stock options to key employees, executive officers and outside directors, and also permits the grant or award of restricted stock, stock appreciation rights or stock awards. The term of the option cannot exceed 10 years from the grant date. The vesting period for the options is 6 months.

     The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation cost for the Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been $10,984,800, $3,188,036 and $2,516,312 for 1998, 1997 and 1996, respectively. Basic and diluted earnings per share would have been $0.45, $0.13 and $0.10 for 1998, 1997 and 1996, respectively.

     The fair value of the options granted included in the above calculation is estimated on the date of the grant using the Black-

     Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,

                                                      1998             1997               1996
     Risk free interest rate                            5.34%             5.74%             6.00%
     Expected life                                   10 years        7.19 years          10 years
     Expected volatility                                  85%               91%               53%
     Dividend Yield                                        0%                0%                0%
     Weighted average grant date fair value         $    6.53       $      5.34         $    4.26

     Information with respect to options granted and cancelled for the years ended December 31, is as follows:

                                                                            AVERAGE PRICE
                                                              SHARES          PER SHARE
     Options Outstanding at December 31, 1995                      -                -
      Options granted                                          2,150            $6.01
                                                            --------

     Options Outstanding at December 31, 1996                  2,150            $6.01
      Options granted                                         64,625            $6.50
                                                            --------

     Options Outstanding at December 31, 1997                 66,775            $6.48
      Options granted                                          6,500            $7.55
      Options cancelled                                      (10,900)           $6.50
                                                            --------

     Options Outstanding at December 31, 1998                 62,375            $6.59
                                                            ========

     Summary information about the Company's stock options outstanding at December 31, 1998 is as follows:

                                          NUMBER             WEIGHTED
     RANGE OF                         OUTSTANDING AT          AVERAGE        WEIGHTED AVERAGE
     EXERCISE PRICE                      12/31/98        CONTRACTUAL LIFE     EXERCISE PRICE
     $5-$7                               56,300                5.67               $ 6.42
     $7-$9                                6,075                8.67               $ 8.13
     -----                              -------               -----               ------
     $5-$9                               62,375                6.00               $ 6.59
                                        =======               =====               ======

     At December 31, 1998, 1997, and 1996, 59,050,  63,750 and 1,050 shares had vested, respectively.


13.  RELATED PARTY TRANSACTIONS

     The primary parties related to the Company are as follows:

     - The majority stockholders, with whom various transactions are made.

     - 620 Platt Road LLC ("Platt"), a company affiliated through common ownership, to which rental payments are made for the Milan facility and the Owosso facility.

     - The Colonel's Factory Outlet of Arkansas, Inc. ("Arkansas"), a company affiliated through common ownership, with which various transactions are made, including sales and purchases of inventory, and payment for and reimbursement of Arkansas' expenses. This company was a related party through June of 1997.

     - South Saginaw LLC ("Saginaw"), a company affiliated through common ownership in which a loan was made subsequent to December 31, 1998 (Note 18).

     - Williamson Buick - GMC, Inc., a company affiliated through common ownership, from which automobiles, parts, and service are purchased and sold, rental income is earned and a loan was made.

     A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                                      1998         1997           1996
     Majority stockholders:
       Note receivable from stockholder (Note 6)                  $  200,000
       Note receivable from stockholders (Note 6)                               $1,044,956
       Collection on note receivable from stockholders               200,000
       Interest income on note receivable from stockholders           50,696        50,663
       Commission payment to majority stockholders in
        lieu of receiving payment on remaining balance of note
        receivable and interest in conjunction with the sale of
        The Colonel's.                                               946,315

     Platt:
       Rental payments                                             1,070,000     1,350,000    $1,000,000
       Capital repayment                                              48,406
       Capital contribution                                                                       48,406

     Arkansas:
       Sales of inventory                                                          136,963

     Williamson Buick:
       Purchases of automobiles, parts and service                   191,455        66,831       280,310
       Rental income
       Interest income on note receivable                                                         15,598
       Sales of inventory                                             27,000       110,043        51,198
       Note Receivable                                             1,401,000

14.  LITIGATION

     The Company was both a defendant and counter-plaintiff in a suit filed December 5, 1991, in the United States District Court, Eastern District of Michigan, Flint, Michigan, in a private action seeking damages under the federal anti-trust statutes. The Colonel's settled this case in November 1997 for $100,000 and a royalty payment of $1.02 on all future sales of bedliners in excess of an annual threshold of 25,000. The royalty payments are to be paid annually until expiration of the patent in May of 2004.

     The Company had been involved in various lawsuits pertaining to a class action suit resulting from the production of bedliners. The suits alleged that the bedliners insulate a gas can when filled which may cause a static charge that could result in a fire. The Company formed a coalition with other bedliner manufacturers to defend this class action suit. Though the Company did not produce bedliners at the time of the alleged incidents, the Company elected to participate in the class action suit. This suit was settled in 1998 for $144,000. This amount is included in accrued legal expenses at December 31, 1998.

     The Company and its subsidiaries are involved in various other legal proceedings, which have arisen in the normal course of its operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position, results of operations or cash flows.


15.  ENVIRONMENTAL REMEDIATION

     The Company sold The Colonel's Inc. to Colonel's Acquisition Corp. on December 17, 1998. The first amendment dated December 17, 1998, to the Amended and Restated Asset Purchase Agreement, requires the Company to provide for successful remediation of environmental matters, to the extent not completed as of December 17, 1998. An Environmental Escrow Fund (the "Fund") in the amount of $250,000, funded by the Company, was established at closing as per the terms and conditions set forth in Environmental Escrow Fund Agreement. The funds in the environmental escrow fund shall be released periodically and paid directly to an environmental consultant upon approval by Colonel's Inc. and Autolign, Inc., or released to The Colonel's Inc. if not used by December 31, 2000, unless the Environmental Escrow Fund Agreement is terminated, in writing, at an early date mutually by The Colonel's Inc. and Autolign, Inc. in which case the unused funds will be released to The Colonel's Inc. at such early date. The Company believes that the Fund is adequate to cover any future environmental liabilities.


16.  DISCONTINUED OPERATIONS

     On December 17, 1998, the Company sold substantially all of the assets of The Colonel's to Colonel's Acquisition Corp. for $38,000,000 plus assumption of liabilities of approximately $900,000. The sale resulted in a pre-tax gain of approximately $17,058,000. Results for 1997 and 1996 have been restated to classify these operations as discontinued.

17.  SEGMENTS OF BUSINESS

     In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. The statement also established standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer.

     The Company's reportable segments are strategic business units that offer different products and services. The business units have been divided into two reportable segments; the manufacture of bedliners at the manufacturing plants in Owosso, Michigan and Union Town, Pennsylvania, and sale of these bedliners and other truck accessories throughout the country ("Truck Accessories"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

     The accounting policies of the product segments are the same as those described in Note 1 of Notes to the Consolidated Financial Statements. The Company evaluates performance based on stand-alone product segment operating income. Intersegment sales and transfers, interest income and expense are not significant. Reportable segments for 1997 and 1996 have been restated to exclude the "bumper segment" which was discontinued during 1998.

     Financial information segregated by reportable product segments is as follows:

                                                      1998             1997             1996
     SALES:
       Truck Accessories                          $26,568,227      $ 8,900,855      $ 3,711,387
       Raceway                                      3,363,642        2,871,387        2,765,238
                                                  -----------      -----------      -----------
        Sub-Total                                  29,931,869       11,772,242        6,476,625
       Discontinued Operations                     26,734,953       34,577,872       33,786,457
                                                  -----------      -----------      -----------

     Total                                        $56,666,822      $46,350,114      $40,263,082
                                                  ===========      ===========      ===========

     INCOME FROM OPERATIONS:
       Truck Accessories                          $(3,498,039)     $(1,630,308)     $(2,343,864)
       Raceway                                         37,621          122,213          318,059
                                                  -----------      -----------      -----------
        Sub-Total                                  (3,460,418)      (1,508,095)      (2,025,805)
       Discontinued Operations                      3,657,431        7,822,010        7,217,108
                                                  -----------      -----------      -----------

     Total                                        $   197,013      $ 6,313,915      $ 5,191,303
                                                  ===========      ===========      ===========

     IDENTIFIABLE ASSETS:
       Truck Accessories                          $46,795,302      $11,490,331      $ 9,485,769
       Raceway                                      5,497,591        5,571,669        5,561,465
                                                  -----------      -----------      -----------
        Sub-Total                                  52,292,893       17,062,000       15,047,234
       Discontinued Operations                                      27,878,280       27,563,061
                                                  -----------      -----------      -----------

     Total                                        $52,292,893      $44,940,280      $42,610,295
                                                  ===========      ===========      ===========

     CAPITAL EXPENDITURES:
       Truck Accessories                          $ 5,192,829      $   826,857      $ 4,555,969
       Raceway                                        425,798          290,173          686,511
                                                  -----------      -----------      -----------
        Sub-Total                                   5,618,627        1,117,030        5,242,480
       Discontinued Operations                      1,606,490        3,667,508        4,675,386
                                                  -----------      -----------      -----------

     Total                                        $ 7,225,117      $ 4,784,538      $ 9,917,866
                                                  ===========      ===========      ===========

     DEPRECIATION AND AMORTIZATION:
       Truck Accessories                          $ 1,904,826      $ 1,146,495      $   666,926
       Raceway                                        539,307          511,781          411,980
                                                  -----------      -----------      -----------
        Sub-Total                                   2,444,133        1,658,276        1,078,906
       Discontinued Operations                      2,755,539        2,770,601        2,672,215
                                                  -----------      -----------      -----------

     Total                                        $ 5,199,672      $ 4,428,877      $ 3,751,121
                                                  ===========      ===========      ===========

     All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:

                                     1998                 1997
     United States                $54,425,273         $44,927,722
     Foreign                        2,241,549           1,422,392
                                  -----------         -----------
     Consolidated                 $56,666,822         $46,350,114
                                  ===========         ===========

     The Company had sales of 24% to one customer in 1998 and 23% in 1997 relating to the discontinued segment.

18.  SUBSEQUENT EVENTS

     The Company acquired 61 acres of land in Flint, Michigan for $1,150,000 million for potential future development. The Company also acquired a plane for $800,000 with a $350,000 commitment for repairs to the plane.

     During May 1999, the Company moved its headquarters from Milan, Michigan to Tecumseh, Michigan in a newly acquired facility for a purchase price of $4,150,000.

     In April 1999, the Company acquired 30 used injection molding machines for a total consideration of $805,000.

     The Company loaned $5,200,000 million to South Saginaw LLC, 100% owned by the majority stockholders of the Company for the purchase of a golf course in Flint, Michigan. The loan is secured by the personal guaranty of the majority stockholders.

     Pursuant to Section 2.4.4 of the Asset Purchase Agreement between the Company and the Rugged Liner Companies, on March 6, 1999, the shareholders of the Rugged Liner Companies exercised 25% of their put option of 113,506 shares at $8.20 per share for a total redemption price of $931,089 (Note 3).

     As per the requirements of the Securities and Exchange Commission
     (SEC), the Company was required to file Form 10-K with SEC on March 31, 1999. The Company has not filed this Form as of June 2, 1999.

19.  FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

     During the fourth quarter of 1998 the Company recorded the following year-end adjustments which increased the loss from continuing operations before income tax benefit for the following items:

     Allowance for doubtful accounts                                  $   845,000
     Inventory:
          Obsolescence reserve                                            160,000
          Net adjustments to reduce inventory balance                   2,800,000

     These inventory adjustments resulted in a negative gross profit margin from continuing operations of approximately $2,622,000 in the fourth quarter of 1998 on related revenues of approximately $7,948,000 (excluding
     CBIR).

     Under the Company's method of accounting for inventory and cost of sales, it is necessary to perform physical inventory counts on an interim basis and adjust the accounting records accordingly. These procedures may not have been consistently performed in 1998. Consequently, it is not possible to determine which portion, if any, of the above net adjustments to reduce inventory balance applies to the previously reported quarterly financial information for each quarter of 1998.

                                    ******

INDEPENDENT AUDITORS' REPORT


To the Stockholders of
The Colonel's International, Inc.
Tecumseh, Michigan


We have audited the accompanying consolidated financial statements of The Colonel's International, Inc. (the "Company") as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated May 19, 1999; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of The Colonel's International, Inc. listed in
Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. In our opinion, based on our audits, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche, LLP

June 2, 1999

THE COLONEL'S INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                             ADDITIONS        DEDUCTIONS
                                                      ----------------------------------
                                                      CHARGED TO  CHARGED TO  WRITE-OFFS
                                        BALANCE       COSTS AND    TO OTHER      AND        BALANCE
                                       JANUARY 1      EXPENSES     ACCOUNTS   DISPOSALS    DECEMBER 31
DOUBTFUL ACCOUNTS RESERVES

For the year ended December 31:
1998                                    493,000        845,000      73,000    (363,000)      1,048,000
1997                                    574,000        153,000           0    (234,000)        493,000
1996                                    401,200        172,895           0         (95)        574,000

INVENTORY RESERVES

For the year ended December 31:
1998                                    268,000        158,349     134,309    (146,658)        414,000
1997                                    146,658        121,342           0           0         268,000
1996                                    146,658              0           0           0         146,658

TAX VALUATION ALLOWANCE

For the year ended December 31:
1998                                    440,000              0                (125,000)        315,000
1997                                    461,000         11,000                 (32,000)        440,000
1996                                    510,000              0                 (49,000)        461,000

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

23        Consent of Deloitte & Touche, LLP

24 Powers of Attorney. Filed as an Exhibit to the Company's Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 31, 1999.

27        Financial Data Schedule
____________________

<F*> Management contract or compensatory plan or arrangement.