Form 10-Q
period 1999-03-31
COLONELS INTERNATIONAL INC
filed 1999-06-15
CIK 771249

=============================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                            ___________________

                                 FORM 10-Q
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1999

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
  (State or other jurisdiction of    (I.R.S. employer identification no.)
   incorporation or organization)

     5550 OCCIDENTAL HIGHWAY, TECUMSEH, MICHIGAN        49286
      (Address of principal executive offices)       (Zip code)

                              (517) 423-4800
           (Registrant's telephone number, including area code)


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

                    Yes __X__             No _____


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of June 7, 1999: 24,518,326


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

THE COLONEL'S, INC.

       The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By 1996, The Colonel's had grown through acquisitions, joint ventures and normal expansion to two manufacturing plants, five distribution warehouses (located in Dallas, Texas; Houston, Texas; Glendale (Phoenix), Arizona; West Memphis, Arkansas; and Totowa, New Jersey), and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia.

       Last year, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement. This transaction was completed on December 17, 1998. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remains with The Colonel's.

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

MAJOR SALE OF ASSETS

       As mentioned above, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement. This transaction was completed on December 17, 1998. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, molds, accounts receivable, and prepaid items. AutoLign also assumed certain accounts payable and other liabilities.

ACQUISITIONS

       During 1998, CTA (or the Company) acquired seventeen retail outlet stores and a competitor's manufacturing business: the Rugged Liner Companies, long time competitors in the bedliner aftermarket; The Colonel's Factory Outlets in Charlotte, North Carolina and Flint, Michigan; Wild Bill's
Truck Accessories in Upland, California; Bedliner Kingdom in Los Angeles, California; Southland Shell in Pomona, California; Road N' Truck in Thousand Oaks, California; Duraliner of Nashville in Nashville, Tennessee; Dealer's Choice in Collinsville, Illinois (St. Louis); Sun Shade Custom in Franklin, Tennessee; Accessories Plus in Santa Clara, California; Truck Stuff in
South Sacramento, California and Roseville, California; and Camper Place Warehouse with locations in El Paso, Texas, Las Cruces, Ruidoso, and Roswell, New Mexico.

FACILITIES

       CTA's bedliner manufacturing facility occupies a 210,000 square foot building located on 27 acres on the outskirts of Owosso, Michigan. Owosso is located about 30 miles northeast of Lansing, Michigan. The building has power capacities exceeding current use and would permit expansion if necessary. This plant manufactures truck accessories. It is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of the Company. (Mr. Williamson is also the Company's Chairman of the Board and Chief Executive Officer.)

       CTA's cap and tonneau cover manufacturing plant is in Riverside, California. The 45,000 square foot facility is located about 25 miles southeast of Los Angeles and serves the western part of the country. CTA plans to lease a 750,000 square foot manufacturing facility in Abilene, Texas that was purchased by a related party for this purpose in August 1998. CTA plans to begin manufacturing and distributing products in southern states during the second quarter of 1999. Abilene is about 120 miles west of Dallas, Texas.

       CTA's other facilities include 27 warehouse/retail outlet stores in the Los Angeles, California area, the Pittsburgh, Pennsylvania area, the Southern New Mexico area, Charlotte, South Carolina, Nashville, Tennessee, the St. Louis, Missouri Area, Flint, Michigan, and the San Francisco, California area.

       CRL manufactures, stores and sells bedliners mainly for export and SUV ground lowering kits domestically in a 160,000 square foot building in Uniontown, Pennsylvania, about one hour southeast of Pittsburgh, Pennsylvania. This facility also serves as a master warehouse for the Eastern Off Road retail outlet stores. It is leased from Mark German, the Company's President.

       BIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. BIR's premises contain several buildings, including a four-story tower with twelve executive viewing suites, a control tower, various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame and are suitable for warm weather use only. Grandstand bleachers for approximately 40,000 spectators are primarily located along the drag strip.

       In April 1999, The Colonel's closed on the acquisition of a parcel of real estate located at 5550 Occidental Highway, Tecumseh, Michigan. The 390,000 square foot plant facility is the new home for the corporate headquarters offices. The Company's corporate offices house the centralized accounting function and the computer/EDP departments. The building will be used for future manufacturing operations. Currently the warehouse section of the building is being leased by outside parties.
See "Subsequent Events" below.

FINANCIAL STATEMENT PRESENTATION

       The comparative financial statements and the results of operations have had previous years comparatives adjusted for discontinued operations that occurred in December 1998. As noted above, in December 1998, the Company sold its bumper manufacturing operations to AutoLign. The financial statements set forth in Appendix A and the discussion below represent continuing operations only.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's consolidated current assets decreased from $30,725,000 at December 31, 1998 to $20,564,000 at March 31, 1999. This decrease primarily relates to capital expenditures made during this period with which the Company paid cash. The Company's consolidated current liabilities decreased from $13,628,000 at December 31, 1998 to $11,885,000 at March 31, 1999. This primarily relates to a $2,000,000 decrease in accounts payable. See below for further discussion of these changes.

       Cash decreased by $10,500,000 from year end 1998 to March 31, 1999 because cash acquisitions of property and an aircraft, reduction of accounts payable, and pay offs of small vehicle loans. The cash balance was unusually high at the end of 1998 because of the sale of the Company's bumper operations, which was completed in December 1998. Proceeds were subsequently used in 1999 to pay down the Company's line of credit and other debt obligations.

        Accounts receivable increased by approximately $72,000 as of March 31, 1999 over year end 1998. The increase is from the warehouse distribution stores expanding to the local wholesale dealership market. The Company's subsidiaries continue to offer early payment discounts and incentives for prompt payments to their customers.

       Inventories increased by approximately $263,000 at March 31, 1999 as compared to December 31, 1998. Tools to produce bedliners are located in Owosso, Michigan and Uniontown, Pennsylvania. Tools used to produce tonneau cover inventory are located in Riverside, California and Uniontown, Pennsylvania. Tools used to manufacture ground effects lowering packages offered by CRL are located in Owosso, Michigan and Uniontown, Pennsylvania.

       Prepaid expenses decreased $37,000 between December 31, 1998 and March 31, 1999 due to maturing of advance payments against insurance. The Company's prepaids represent mostly advance rent payments and the last month's rent when it leases a facility. The security deposits are recorded in deposits while the advance and last month's rent is recorded in prepaids.

       Net deferred taxes at December 31, 1998 of $1,042,000 increased to $1,168,000 as of March 31,1999.

       Plant, property and equipment increased by approximately $1,442,000 from December 31, 1998 to March 31, 1999, primarily due to the net effect of the purchase of an airplane for $890,000 and investment in land for $1,400,000 offset by depreciation for the period of $811,000.

       Notes receivable at March 31, 1999 were increased by $5,175,000 due to a note to a related party. This note is secured with a personal guarantee and calls for monthly principal and interest payments. Previous notes from a related party that were executed in 1998 have a balance at March 31, 1999 of $1,600,000.

       Deferred compensation decreased by $13,000 from year end 1998 to the end of the first quarter of 1999, due to normal payments of employee compensation.

       Deposits on tools and machinery decreased by approximately $145,000 at March 31, 1999 compared to December 31, 1998, mainly due to the transfer of deposits to depreciating assets for tools and equipment that were put into service during the period.

       Goodwill decreased by approximately $172,000 from December 31, 1998 to March 31, 1999, primarily as a result of amortizing this goodwill over a seven-year period. The balance in goodwill at March 31, 1999 was $3,995,000.

LIABILITIES AND EQUITY

       Accounts payable decreased from $3,077,000 at December 31, 1998 to $1,142,000 at March 31, 1999. The decrease is a result of normal accounts payable activity and the Company's ability to take advantage of vendor early pay discounts.

       Accrued expenses increased from $1,144,000 at December 31, 1998 to $1,566,000 at March 31, 1999 due to increased advance sales deposits and environmental accruals.

       Income taxes payable decreased from $8,221,000 in 1998 to $8,003,000 at March 31, 1999 due to certain payments that the Company made.

OUTSTANDING LOANS

       The Colonel's line of credit was paid off with proceeds from the sale of the bumper production operations. The Colonel's has suspended its credit facilities with its current lending institution until the Company deems it necessary to reopen borrowing. Interest paid during 1998 on a monthly basis was at prime and was secured by all of the Company's assets, principally accounts receivable and inventory.

       BIR has a term loan in the amount of $300,000 which is secured by property. The loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

       The Colonel's entered into a capital lease to finance equipment for its Owosso, Michigan bedliner plant. In 1995, The Colonel's leased $2,689,000 worth of equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at rates between 7.5 and 8.5 percent. The lease is collateralized by the machinery. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner as noted above. The balance on this leased equipment at March 31, 1999 was $3,627,000.

       The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the proceeds of the sale of the bumper production operations, supplemented by borrowing arrangements that may be necessary from time to time.

RESULTS OF OPERATIONS

       Revenues for the Company were $8,724,000 in the three months ended March 31, 1999, compared to $3,884,000 in the same period of 1998. The $4,840,000 growth in 1999 was primarily due to the addition and acquisitions of sixteen new factory warehouse/stores during 1997 and 1998. CTA was started in 1996 and has grown through acquisitions of retail outlet
warehouses.   BIR traditionally has little revenue during the first quarter because the racing season doesn't begin until May of each year.

       Cost of sales for both first quarters in 1999, and 1998 remained at 85%. The Company continues to sell at lower gross margins in an effort to establish market share. Gross profit was 15% of sales as of March 31, 1998 and 1999.

       Selling, general and administrative expenses increased from 20% in the first quarter of 1998 to 26% in the first quarter of 1999. Sales increased approximately 2.5 times in the first quarter of 1999 compared to the same period in 1998. SG&A expenses increased 2.88 times, due to the greater number of the retail outlet stores in 1999 than in 1998.

       Interest expense decreased from $167,000 for the three months ending March 31, 1998 to $121,000 for the same period in 1999. This decrease is due to the Company's ability to pay off the vehicle financing during the first quarter of 1999 and the reduction of debt amounts resulting in lower interest amounts.

       Interest income increased in 1999 by $139,000 over 1998 because of short term investments of excess cash.

       Results from continuing operations showed a loss for both quarters ending March 31, 1998 and 1999. The Company plans to use the proceeds from the sale of the bumper production operations to expand the truck accessories business and make certain other investments as described below in "Subsequent Events."

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

       The Company's loss from continuing operations during the first quarter of 1999 may have an effect on its ability to borrow funds from lending institutions.

       The Company currently has no outstanding borrowings. When the Company borrows money in the future, it may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

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

       The Company's contract with the NHRA for the national race at the BIR race facility is critical to the track. The track obtains 60% of its sales and 70% of its profit from this race. The loss of the National race with the NHRA would immediately impact the income potential at BIR.

       The Company operates using a very thinly staffed management group. The sudden loss of one of the key managers could have an immediate impact on the Company because of the lack of redundant or cross trained personnel. Management restructuring since the sale of the bumper manufacturing business is expected to continue but the Company believes that the losses will be corrected.

EFFECTS OF INFLATION

       The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

NEW ACCOUNTING STANDARDS

       In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company will adopt this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

YEAR 2000 READINESS DISCLOSURE

       With respect to the Company's computer systems, the Company continues to implement changes designed to provide accurate date recognition and data processing with respect to the year 2000, including modifying existing computer programs and converting to new programs. The Company has examined all these systems that it believes are affected by the year 2000 problem and believes that all of the systems have been adequately upgraded or replaced. This study has included all of the computer systems that are used to operate the Company's accounting, billing and customers systems, inventory control, purchasing and payroll, alarm systems, and machine controls.
                                      -10-

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

        The Company is currently developing a contingency plan to address the year 2000 issue.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

       See the discussion under "Market Risk Disclosure" in Item 2 above.

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

EXHIBIT
NUMBER      DESCRIPTION

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

27          Financial Data Schedule.


            (b) REPORTS ON FORM 8-K. The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                THE COLONEL'S INTERNATIONAL, INC.



Dated: June 15, 1999        By: /S/ RICHARD S. SCHOENFELDT
                                Richard S. Schoenfeldt
                                Vice President-Finance and Chief Financial
                                   Officer
                                (Duly Authorized Officer and Principal
                                   Financial Officer of the Registrant)

                                APPENDIX A

                     THE COLONEL'S INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                                  MARCH 31,        DECEMBER 31,
                                                                    1999              1998
                                                                (UNAUDITED)         (AUDITED)
                                                                -----------        ------------
ASSETS

CURRENT ASSETS:
  Cash                                                       $   7,718,931       $  18,303,097
  Accounts receivable - trade (net of allowance
      for doubtful accounts of $1,021,000 and $1,048,000
      at March 31, 1999 and December 31, 1998,
   respectively)                                                 3,144,833           3,072,330
Note receivable from majority shareholder (Note 2)               1,600,787           1,600,787
Inventories (Note 3)                                             6,351,022           6,088,332
Prepaid expense                                                    485,442             522,793
Deferred taxes - current                                         1,168,000           1,042,000
Current portion of deferred compensation                            95,667              95,667
                                                             -------------       -------------

          Total current assets                                  20,564,682          30,725,006

PROPERTY, PLANT, & EQUIPMENT - Net (Note 4)                     18,371,478          16,929,227

OTHER ASSETS:
  Note receivable from majority shareholder (Note 2)             5,175,000                   0
  Long-term portion of deferred compensation                       160,678             173,678
  Deposits                                                         100,456             246,044
  Goodwill                                                       3,995,822           4,168,589
  Other                                                            179,749             180,349
                                                             -------------       -------------
          Total other assets                                     9,611,705           4,768,660

TOTAL ASSETS                                                 $  48,547,866       $  52,422,893
                                                             =============       =============

                                                                  MARCH 31,        DECEMBER 31,
                                                                    1999              1998
                                                                (UNAUDITED)         (AUDITED)
                                                                -----------        ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term obligations                   $    1,076,773           1,089,138
  Accounts payable - trade                                        1,142,437           3,077,409
  Accrued expenses (Note 5)                                       1,566,551           1,144,370
  Current portion of deferred compensation                           95,667              95,677
  Income taxes payable                                            8,003,988           8,221,895
                                                             --------------       -------------
          Total current liabilities                              11,885,417          13,628,479

LONG-TERM OBLIGATIONS, NET OF
  CURRENT PORTION (Note 6)                                        3,627,111           3,942,686

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                     153,400             173,678

DEFERRED TAXES - LONG-TERM                                        1,191,000           1,191,000

SHAREHOLDERS' EQUITY:
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,177,805 shares issued
      and outstanding                                               246,318             246,318
  Additional paid-in-capital                                      8,311,438           9,230,911
  Retained earnings                                              23,133,182          24,009,821
                                                             --------------       -------------
     Total shareholders' equity                                  30,690,938          33,487,050

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                     $   48,547,866       $  52,422,893
                                                             ==============       =============

                     THE COLONEL'S INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF INCOME

                                                          THREE MONTHS ENDING
                                                               MARCH 31,
                                                  ----------------------------------

                                                     1999                   1998
                                                  (UNAUDITED)            (UNAUDITED)
                                                  -----------            -----------
SALES                                           $    8,724,834           $   3,884,156

COST OF SALES                                        7,424,198               3,305,767
                                                --------------           -------------
GROSS PROFIT                                         1,300,636                 578,389

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            2,279,550                 791,564
                                                --------------           -------------
INCOME FROM OPERATIONS                                (978,914)               (213,175)

OTHER INCOME (EXPENSE):
Interest expense                                      (121,639)               (167,207)
Interest income                                        142,611                   3,030
Rental income                                           65,609                       0
Other                                                   15,694                 (26,758)
                                                --------------           -------------
       Other (expense), net                            102,275                (190,935)

NET INCOME BEFORE TAXES                         $     (876,639)          $    (404,110)

PROVISION FOR INCOME
       TAXES                                                 0                       0

NET INCOME                                      $     (876,639)          $    (404,110)
                                                ==============           =============
BASIC AND DILUTED
  EARNINGS PER SHARE (Note 8)                   $        (0.04)          $       (0.02)
                                                ==============           =============

                     THE COLONEL'S INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     THREE MONTHS ENDING
                                                                           MARCH 31,
                                                              -----------------------------------

                                                                  1999                   1998
                                                               (UNAUDITED)            (UNAUDITED)
                                                               -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $     (876,639)        $     1,065,686
Adjustments to reconcile net income to net cash
    provided by operations:
Depreciation and amortization                                       810,742              1,245,506
Deferred tax provision                                              126,000               (114,000)

Changes in assets & liabilities that provided (used) cash:
Accounts receivable                                                 (72,503)              (690,912)
Inventories                                                        (262,690)            (1,966,177)
Prepaid expenses                                                     67,351                (22,346)
Other current assets                                                 (1,200)                     0
Accounts payable                                                 (1,937,912)              (727,142)
Accrued  expenses                                                  (422,181)               993,870
Goodwill                                                           (172,767)                 4,800
Income taxes payable                                                167,907                454,024

       Net cash provided by operating activities                 (2,573,892)               223,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property, plant & equipment                     (2,252,993)            (1,019,241)
Proceeds from sale of property, plant & equipment                         0                      0
Net change in deposits                                             (145,588)              (157,876)
Investment in subsidiary                                                  0

       Net cash used in investing activities                     (2,398,581)            (1,201,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) under notes payable                             0                945,489
Principal payments on long-term debt                               (121,118)              (520,728)
Principal payments on obligations under capital leases             (315,575)              (197,781)
Cash contribution to related party                               (5,175,000)                     0





       Net cash provided by (used in) financing activities       (5,611,693)               226,980

NET DECREASE IN CASH                                        $   (10,584,166)       $      (740,605)
                                                            ===============        ===============
CASH, BEGINNING OF PERIOD                                        18,303,097              1,723,652
                                                            ---------------        ---------------
CASH, END OF PERIOD                                         $     7,718,931        $       983,047
                                                            ===============        ===============

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

           The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results expected for the full year.

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

           SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" applies to all public entities and is effective for financial statement periods beginning after December 15, 1997. However, SFAS No. 131 is not required to be applied to interim financial statements in the initial year of application. Therefore, the Company has elected not to adopt SFAS No. 131 at this time.

Note 2     NOTE RECEIVABLE FROM MAJORITY SHAREHOLDER

           During the first quarter of 1999, a note receivable from the majority shareholder of $5,175,000 was established. Additional notes outstanding were $1,600,787.

Note 3     INVENTORIES

          Inventories are summarized as follows:

                                                MARCH 31,           DECEMBER 31,
                                                  1999                 1998
                                               (UNAUDITED)           (AUDITED)
                                               -----------          ------------
      Finished products                        $ 5,865,262         $   5,701,017
      Raw materials                                485,760               387,315
                                               -----------         -------------
      Total inventories                        $ 6,351,022         $   6,088,332
                                               ===========         =============


Note 4     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is summarized by major classification as follows:

                                                       MARCH 31,          DECEMBER 31,
                                                         1999                1998
                                                      (UNAUDITED)          (AUDITED)
                                                      -----------         -----------
      Land and improvements                         $  4,476,217        $    3,276,217
      Track                                            1,796,310             1,781,299
      Buildings                                        1,547,313             1,201,433
      Leasehold improvements                             243,846               751,642
      Bleachers & fencing                                760,955               755,662
      Equipment                                        7,348,282             9,623,859
      Transportation equipment                         3,505,191             1,246,535
      Furniture & fixtures                               937,509               853,624
      Tooling                                          4,611,151             3,483,510
      Construction in progress                                 0                     0
                                                   -------------         -------------
             Total                                    25,226,774            22,973,781
             Less accumulated depreciation            (6,855,296)           (6,044,554)
                                                   -------------         -------------
      Net property, plant and equipment            $  18,371,478         $  16,929,227
                                                   =============         =============

Note 5     ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                   MARCH 31,           DECEMBER 31,
                                                     1999                1998
                                                  (UNAUDITED)           (AUDITED)
                                                  -----------          -----------
      Accrued legal                             $    503,464          $   562,663
      Accrued environmental costs                    250,000                    0
      Accrued taxes                                  212,718              203,726
      Advance ticket sales                           113,019                    0
      Other                                          487,350              377,981
                                                ------------          -----------
      Total                                     $  1,566,551          $ 1,144,370
                                                ============          ===========

Note 6     NOTE PAYABLE

      Note payable consists of the following:

                                                                 MARCH 31,          DECEMBER 31,
                                                                   1999                 1998
                                                                (UNAUDITED)          (AUDITED)
                                                                -----------         ------------
     Mortgage payable to a bank, interest at the bank's
       prime rate plus 2% (effective rate of 10.0% at
       March 31, 1999), annual principal payments
       of $50,000 plus interest due quarterly, through
       September 2004.  Secured by underlying property.             300,000           300,000
     Capital lease obligations through December 2002;
       monthly installments include interest
       at rates between 7.5% and 8.75%, collateralized
       by the related machinery and equipment                     4,186,655         5,214,866
     Capital lease obligation through March 1999;
       monthly installments includes interest
       at 8.5%                                                      138,916           226,744
     Other                                                           78,313           176,121
                                                              -------------     -------------
               Total                                              4,703,884         5,917,731
     Less current portion                                        (1,076,773)       (3,166,741)
                                                              -------------     -------------
     Long-term portion                                        $   3,627,111     $   2,750,990
                                                              =============     =============


Note 7     INCOME TAXES

     The Company's income tax liability for the first quarter of 1999 is estimated at zero. The Company's effective tax rate is usually calculated at 24%.

Note 8     EARNINGS PER SHARE

     In accordance with SFAS 128, basic earnings per share for March 31, 1999 and 1998 calculated as net income divided by the weighted average number of common shares outstanding. Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same.

Note 9    LITIGATION

     No material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1998 occurred during the first quarter of 1999.

Note 10    ENVIRONMENTAL

     No material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1998 occurred during the first quarter of 1999.

Note 11    SUBSEQUENT EVENTS

     In June 1999, CTA purchased Traders in Southern California. Traders is a mail order/retail outlet store.

     Subsequent to the filing of this report on Form 10-Q, Richard S. Schoenfeldt, the Company's Vice President-Finance and Chief
     Financial Officer, resigned. The Company has begun searching for a replacement.

     The Company purchased a new facility in Tecumseh, Michigan in April for $4,150,000. This new facility will house the general corporate offices including accounting, and computer support operations.

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

27          Financial Data Schedule.