Form 10-Q
period 1999-06-30
COLONELS INTERNATIONAL INC
filed 1999-08-16
CIK 771249

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________

Form 10-Q
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 2-98277C

THE COLONEL'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Michigan	38-3262264
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

5550 Occidental Highway, Tecumseh, Michigan	49286
(Address of principal executive offices)	(Zip code)

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

Yes X	No _____

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 2, 1999: 24,518,326

Items Omitted Pursuant to Rule 12b-25: Items 1, 2 and 3 of Part I.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

        This item has been omitted pursuant to Rule 12b-25 under the Securities Exchange Act (the "Exchange Act"). The information required by this item will be filed pursuant to an amendment to this Form 10-Q.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

        This item has been omitted pursuant to Rule 12b-25 under the Exchange Act. The information required by this item will be filed pursuant to an amendment to this Form 10-Q.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

        This item has been omitted pursuant to Rule 12b-25 under the Exchange Act. The information required by this item will be filed pursuant to an amendment to this Form 10-Q.

PART II
OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

        On June 30, 1999 the Company held its 1999 Annual Meeting of Shareholders at its corporate offices in Tecumseh, Michigan. The purpose of the meeting was to elect two Directors to the Board of Directors.

        Two candidates nominated by management were elected by the shareholders to serve as Directors of the Company at the meeting. The following sets forth the results of the voting with respect to each candidate:

Name of Candidate	Shares Voted

J. Daniel Frisina	For	23,913,996
	Against	0
	Authority Withheld	80
	Broker Non-Votes	0

Ronald Rolak	For	23,913,996
	Against	0
	Authority Withheld	80
	Broker Non-Votes	0

        Following this election, the expiration dates of the Directors' current terms of office are as follows:

Director	Year Term Expires

Donald J. Williamson	2001
Donald R. Gorman	2001
Ted M. Gans	2001
Mark German	2000
Mark D. Stevens	2000
J. Daniel Frisina	2002
Ronald Rolak	2002

Item 6.   Exhibits and Reports on Form 8-K.

(a) Exhibits. The following exhibits are filed as part of this report.

Exhibit Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

Exhibit Number	Description

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27	Financial Data Schedule.*

*Omitted pursuant to Rule 12b-25 under the Exchange Act. This exhibit will be filed pursuant to an amendment to this Form 10-Q.

                (b)        Reports on Form 8-K.  The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONEL'S INTERNATIONAL, INC.

Dated: August 16, 1999	By: /s/ Gregory Strzynski
Gregory Strzynski
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer of the Registrant)

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27	Financial Data Schedule.*

*Omitted pursuant to Rule 12b-25 under the Exchange Act. This exhibit will be filed pursuant to an amendment to this Form 10-Q.

6