Form 10-Q/A
period 1999-06-30
COLONELS INTERNATIONAL INC
filed 1999-08-23
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

___________________

Form 10-Q/A
(Amendment No. 1)

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 13, 1999: 24,518,326

        The Colonel's International, Inc. (the "Company") is filing this Amendment No. 1 to Report on Form 10-Q for the purpose of supplying the information that had been omitted pursuant to Rule 12b-25 under the Securities Exchange Act of 1934 from the Company's Form 10-Q filed with the Securities and Exchange Commission on August 16, 1999, namely Items 1, 2 and 3 of Part I.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

     The financial statements required under Item 1 of Part I are set forth in Appendix A to this Amendment No. 1 to Report on Form 10-Q and are herein incorporated by reference.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

        The Company has four subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL"), Brainerd International Raceway, Inc. ("BIR"), and The Colonel's, Inc. ("The Colonel's").

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

The Colonel's, Inc.; Major Sale of Assets

        The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By 1996, The Colonel's had grown through acquisitions and normal expansion to two manufacturing plants, five distribution warehouses (located in Dallas, Texas; Houston, Texas; Glendale (Phoenix), Arizona; West Memphis, Arkansas; and Totowa, New Jersey), and a network of independent distributors that sell The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia.

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

Purchase of Trader's

        In May of 1999 CTA purchased the assets of Trader's LLC, a nationally known catalog retailer, for $461,000 in cash and the assumption of $114,000 in liabilities. Trader's has a 42,000 square foot facility in Whittier, California.

Sale/Consolidation of Stores

        During June of 1999, CTA sold its Pomona, California store and consolidated its Baldwin Park, California store with its new Trader's store. It also consolidated its Roswell, New Mexico and Ruidoso, New Mexico stores with its El Paso, Texas store.

        Subsequently, in July of 1999 CTA sold stores in Santa Clara, California and Upland, California. CTA also merged its Los Angeles, California store and the Rugged Liner warehouse in California into its new Trader's location in Whittier, California and merged its Franklin, Tennessee store into its Nashville, Tennessee store. The Wexford, Pennsylvania store was closed in August of 1999.

        Proceeds from the sale of stores totaled approximately $180,000, predominantly for the sale of miscellaneous inventory. Revenue for the locations sold or consolidated with other stores was approximately $3,050,000 for the first six months of 1999. The Company does not expect an adverse impact on continuing operations due to cost reductions and greater efficiencies associated with these activities.

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

Liquidity and Capital Resources

        The Company's consolidated current assets decreased from $30,725,000 at December 31, 1998 to $15,744,000 at June 30, 1999. This decrease primarily relates to capital expenditures made during this period for which the Company paid cash and the advance of $5,175,000 cash to the majority shareholder for a long-term note receivable. The Company's consolidated current liabilities decreased from $13,628,000 at December 31, 1998 to $12,446,000 at June 30, 1999. This primarily relates to a $2,161,000 decrease in accounts payable, and an offsetting increase in deferred revenue related to Brainard of $1,013,000. See below for further discussion of these changes.

        Cash decreased by $16,805,000 from the year end 1998 to June 30, 1999 due to acquisitions of land and buildings, machinery and equipment, an aircraft, reduction of accounts payable, and pay-offs of small vehicle loans. The cash balance was unusually high at the end of 1998 because of the sale of the Company's bumper operations, which was completed in December 1998. Proceeds were subsequently used in 1999 as previously described.

        Accounts receivable increased by approximately $226,000 at June 30, 1999 over year end 1998. The increase is from the warehouse distribution stores expanding to the local wholesale dealership market. The Company's subsidiaries continue to offer early payment discounts and incentives for prompt payments to their customers.

        Inventories increased by approximately $212,000 at June 30, 1999 as compared to December 31, 1998. Tools to produce bedliners are located in Owosso, Michigan and Uniontown, Pennsylvania. Tools used to produce tonneau cover inventory are located in Riverside, California and Uniontown, Pennsylvania. Tools used to manufacture ground effects lowering packages offered by CRL are located in Owosso, Michigan and Uniontown, Pennsylvania.

        Prepaid expenses increased by $633,000 between December 31, 1998 to June 30, 1999, primarily due to advance payments made to the NHRA for sanction fees. The Company's prepaids also include advance rent payments and the last month's rent for leased facilities. The security deposits are recorded in deposits while the advance and last month's rent is recorded in prepaids.

        Net deferred taxes at December 31, 1998 of $1,042,000 decreased to $974,000 as of June 30, 1999.

        Property, plant and equipment increased by approximately $6,758,000 from December 31, 1998 to June 30, 1999, primarily due to the purchase of the Company's new headquarters in Tecumseh, Michigan for $4,150,000, investment in land and a building for $1,159,000, the purchase and refurbishment of an airplane for $1,130,000 and the purchase of production presses for $805,000, offset by deprecation for the period of $1,290,000.

        Notes receivable at June 30, 1999 increased by $5,175,000 from December 31, 1998, due to a note with the majority shareholder. This note is secured with a personal guarantee and calls for monthly principal and interest payments. Previous notes with the majority shareholder that were executed in 1998 have a balance at June 30, 1999 of $1,600,000.

        Deferred compensation decreased by $48,000 from year end 1998 to the end of the second quarter of 1999, due to normal payments of employee compensation.

        Deposits on tools and machinery decreased by approximately $132,000 at June 30, 1999 compared to December 31, 1998, mainly due to the transfer of deposits to depreciating assets for tools and equipment that were put into service during the period.

        Goodwill decreased by approximately $240,000 from December 31, 1998 to June 30, 1999, primarily as a result of amortizing this goodwill over a seven-year period. The balance in goodwill at June 30, 1999 was $3,929,000.

Liabilities and Equity

        Accounts payable decreased from $3,077,000 at December 31, 1998 to $916,000 at June 30, 1999. The decrease is a result of normal accounts payable activity and the Company's ability to take advantage of early pay discounts offered by vendors.

        Accrued expenses increased from $1,144,000 at December 31, 1998 to $1,164,000 at June 30, 1999.

        Deferred revenue is comprised of advance payments received by BIR for events not yet held. The balance at June 30, 1999 is $1,013,000. There was no deferred revenue balance at December 31, 1998.

        Income taxes payable increased from $8,221,000 in 1998 to $8,316,000 at June 30, 1999.

Outstanding Loans

        The Colonel's line of credit was paid off with the proceeds from the sale of the bumper production operations. The Colonel's has suspended its credit facilities with its current lending institution until the Company deems it necessary to reopen borrowings. Interest paid during 1998 on a monthly basis was at prime and was secured by all the Company's assets, principally accounts receivable and inventory.

        BIR has a term loan in the amount of $300,000 which is secured by property. The loan requires quarterly interest payments at 2 percent above prime and a single principal payment of $50,000 per year through 2004.

        The Colonel's entered into a capital lease to finance equipment for its Owosso, Michigan bedliner plant. In 1995, The Colonel's leased $2,689,000 worth of equipment under a six-year agreement that calls for monthly payments of $41,000 and includes an option to purchase the equipment for $1.00 upon expiration of the lease term. That amount represents principal and interest at rates between 7.5 and 8.5 percent. The lease is collateralized by the machinery. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner noted as above. The balance on this leased equipment at June 30, 1999 was $4,055,000.

        The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and with the proceeds obtained from the sale of the bumper production operations, supplemented by borrowing arrangements that may be necessary from time to time.

Results of Continuing Operations

        Revenues for the Company from continuing operations were $10,086,000 for the quarter ended June 30, 1999, compared to $7,653,000 for the same period in 1998. The $2,443,000 growth in 1999 was primarily due to the addition and acquisition of sixteen new factory warehouse/stores during 1997 and 1998. CTA was started in 1996 and has grown through acquisitions of retail outlet warehouses. CTA's revenues for the quarter ended June 30, 1999 were $7,374,000, compared to $5,397,000 for the same period in 1998. Revenues for CRL, which was acquired in April of 1998, increased from $1,891,000 for the quarter ended June 30, 1998 to $2,384,000 for the quarter ended June 30, 1999. Revenues for the first six months of 1999 were $7,274,000 greater than the same period in 1998. CTA's revenues increased from $9,259,000 for the six months ended June 30, 1998 to $14,288,000 for the six months ended June 30, 1999. CRL's revenues increased from $1,891,000 (revenues prior to acquisition of CRL in April of 1998 not included) for the six months ended June 30, 1998 to $4,177,000 for the same period in 1999.

        Cost of sales for the second quarters in 1999, and 1998 were 85% and 76% respectively. The Company continues to sell at low gross margins in an effort to establish market share.

        Selling, general and administrative expenses increased from 20% in the second quarter of 1998 to 26% in the second quarter of 1999.

        Interest expense decreased from $239,000 for the quarter ending June 30, 1998 to $115,000 for the same period in 1999. This decrease is due to the Company's ability to pay off the vehicle financing during the first quarter of 1999 and the reduction of debt amounts resulting in lower interest amounts.

        Interest income increased in the second quarter of June 1999 by $206,000 over 1998 because of short term investment of excess cash and interest earned on notes receivable from the majority shareholder.

        Rental income increased $202,000 in the second quarter of 1999 compared to the same period in 1998, primarily due to the third party rental of production space at the Colonel's headquarters in Tecumseh, Michigan.

        Results from continuing operations showed a loss for both quarters ending June 30, 1998 and 1999. The Company has used the proceeds from the sale of the bumper production operations to expand its truck accessories business, acquire capital assets as described earlier and make loans to the majority shareholder.

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

        The Company's loss from continuing operations during the first two quarters of 1999 may have an effect on its ability to borrow funds from lending institutions.

        The Company currently has no outstanding borrowings. When the Company borrows money in the future, it may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

        The Company deals in a marketplace that generally has been favorably changing over the past five years. The SUV market has increased in the last five years. More new SUVs and trucks are now sold in the United States than new automobiles. This market change has had a positive impact on the Company. Any change in the buying habits of consumers could have an adverse effect on the Company. Because the Company invests up front money in tooling to manufacture models, any downward trend would change the product mix analysis and drive costs higher.

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

        This Year 2000 Readiness Disclosure is based in part on and repeats information supplied by outside sources, including the Company's customers and suppliers. Although the Company has no reason to believe that this information is inaccurate, the Company is not the source of this information and in most cases has not independently verified its accuracy.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

        See the discussion under "Market Risk Disclosure" in Item 2 above, which is herein incorporated by reference.

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

THE COLONEL'S INTERNATIONAL, INC.

Dated: August 23, 1999	By: /s/ Gregory Strzynski
Gregory Strzynski
Chief Financial Officer
(Duly Authorized Officer and Principal Financial
Officer of the Registrant)

APPENDIX A

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 1999 (unaudited)	December 31, 1998 (audited)
ASSETS

CURRENT ASSETS:
Cash	$ 1,497,917	$ 18,303,097
Accounts receivable - trade (net of allowance for doubtful accounts of $988,000 and $1,048,000 at June 30, 1999 and December 31, 1998, respectively)	3,298,745	3,072,330
Notes receivable from majority shareholder (Note 2)	1,712,925	1,600,787
Inventories (Note 3)	6,300,563	6,088,332
Prepaid expense	1,155,518	522,793
Deferred taxes - current	974,000	1,042,000
Current portion of deferred compensation	81,112	95,667
Federal income taxes receivable	723,428	--

Total current assets	15,744,208	30,725,006

PROPERTY, PLANT, AND EQUIPMENT - Net (Note 4)	23,687,008	16,929,227

OTHER ASSETS:
Note receivable from majority shareholder (Note 2)	4,936,197	--
Long-term portion of deferred compensation	140,400	173,678
Deposits	114,455	246,044
Goodwill	3,929,050	4,168,589
Other	179,149	180,349
Total other assets	9,299,251	4,768,660

TOTAL ASSETS	$ 48,730,467	$ 52,422,893

	June 30, 1999 (unaudited)	December 31, 1998 (audited)

LIABILITIES & SHAREHOLDERS'S EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations (Note 6)	$ 956,764	$ 1,089,138
Accounts payable - trade	915,769	3,077,409
Accrued expenses (Note 5)	1,163,998	1,144,370
Deferred revenue	1,013,019	--
Current portion of deferred compensation	81,112	95,667
Income taxes payable	8,315,638	8,221,895

Total current liabilities	12,446,300	13,628,479

LONG-TERM OBLIGATIONS, NET OF CURRENT PORTION (Note 6)	3,569,834	3,942,686
LONG-TERM PORTION OF DEFERRED COMPENSATION	140,400	173,678

DEFERRED TAXES - LONG-TERM	1,280,000	1,191,000

SHAREHOLDERS'S EQUITY: Common stock: 35,000,000 shares authorized at $0.01 par value, 24,631,832 issued	246,318	246,318
Additional paid-in-capital	9,230,911	9,230,911
Retained earnings	22,747,793	24,009,821
Less common stock redeemed, 113,506 shares (Note 10)	(931,089)	--

Total shareholders' equity	31,293,933	33,487,050

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$ 48,730,467	$ 52,422,893

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Six Months Ending		Three Months Ending
	June 30		June 30

	1999	1998	1999	1998

SALES	$ 18,810,876	$ 11,537,392	$ 10,086,042	$ 7,653,236

COST OF SALES	15,952,050	9,095,401	8,527,852	5,789,634

GROSS PROFIT	2,858,826	2,441,991	1,558,190	1,863,602

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	4,898,369	2,288,070	2,618,819	1,496,506

INCOME FROM OPERATIONS	(2,039,543)	153,921	(1,060,629)	367,096

OTHER INCOME (EXPENSE): Interest expense	(236,373)	(405,712)	(114,734)	(238,505)
Interest income	357,087	11,121	214,476	8,091
Rental income	267,788		202,179
Other	15,949	(25,794)	255	964

Other income (expense) net	404,451	(420,385)	302,176	(229,450)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	(1,635,092)	(266,464)	(758,453)	137,646
Income Tax Benefit	373,064	--	373,064	--

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,262,028)	(266,464)	(385,389)	137,646

DISCONTINUED OPERATIONS: Income from Discontinued Operations,
Net of Tax	--	2,207,650	--	737,854

NET INCOME	$ (1,262,028)	$ 1,941,186	$ (385,389)	$ 875,500

BASIC AND DILUTED EARNINGS PER SHARE (Note 7) From continuing operations	$ (0.05)	$ 0.01	$ (0.02)	$ 0.01
Income from discontinued operations	$ 0.00	$ 0.09	$ 0.00	$ 0.03

Net Income	$ (0.05)	$ 0.08	$ (0.02)	$ 0.04

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

	Six Months Ending June 30

	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)	$(1,262,028)	$ 1,941,186

Adjustments to reconcile net income (loss) to net cash provided by operating activities: Income from discontinued operations	--	(2,207,650)
Depreciation and amortization	1,635,465	959,537
Deferred tax provision	157,000	(114,000)

Changes in assets and liabilities that provided (used) cash

Accounts receivable	(226,415)	(1,096,484)
Inventories	(212,231)	(1,814,712)
Prepaid expenses	(632,725)	(25,269)
Federal income taxes receivable	(723,428)	--
Other assets	49,033	6,571
Accounts payable	(2,161,640)	799,824
Accrued expenses	(28,205)	(815,798)
Deferred revenue	1,013,019	747,202
Goodwill	(105,995)	--
Income taxes payable	93,743	377,488

Net cash used in continuing operations	(2,404,407)	(1,242,105)
Net cash provided by discontinued operations	--	4,531,182

Net cash (used in) provided by operating activities	(2,404,407)	3,289,177

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of consolidated subsidiaries, net of cash required	--	(4,328,565)
Expenditures for property, plant and equipment	(8,047,712)	(1,345,401)
Net change in deposits	131,589	(686,720)
Additions to notes receivable-related party	(5,175,000)	--
Payments received on notes receivable-related party	126,665	--
Payment to stockholder for deposit on land	--	(48,406)

Net cash used in continuing investing activities	(12,964,458)	(6,409,092)

Net cash used in discontinued investing activities	--	(958,502)

Net cash used in investing activities	(12,964,458)	(7,367,594)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (payments) under notes payable	--	579,498
Proceeds from long-term obligations	--	4,075,152
Principal payments on long-term debt	(141,519)	(1,317,169)
Principal payments on obligations under capital leases	(363,707)	(399,521)
Common stock redeemed	(931,089)	--
Net cash provided by (used in) financing activities	(1,436,615)	2,937,960

NET (DECREASE) IN CASH	$ (16,805,180)	$ (1,140,457)

CASH , BEGINNING OF PERIOD	18,303,097	1,723,652

CASH, END OF PERIOD	$ 1,497,917	$ 583,195

SUPPLEMENTAL SCHEDULES OF NONCASH FINANCING AND INVESTING ACTIVITIES:

Notes payable and future inventory credits issued
in connection with acquisitions		$ 621,955

Common stock issued in connection with the acquisition
of the Rugged Liner Companies		$ 3,724,407

THE COLONEL'S INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1	BASIS OF PRESENTATION

The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results expected for the full year.

In June 1997, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The statement changes the reporting of certain items currently reported in the shareholders' equity section of the balance sheet and establishes standards for reporting of comprehensive income and its components in a full set of general purpose financial statements. For all periods presented, comprehensive income (loss) equals net income (loss).

Note 2	NOTES RECEIVABLE FROM MAJORITY SHAREHOLDER

During the first quarter of 1999, a note receivable from the majority shareholder of $5,175,000 was established. The note requires monthly payments of $43,976 including principal and interest at 8.0% through February 2005 at which time the unpaid balance is due. Additional notes outstanding are $1,600,787 and require interest at 8.0%, due in 1999.

Note 3	INVENTORIES

Inventories are summarized as follows:	June 30, 1999 (unaudited)	December 31, 1998 (audited)
Finished products	$ 5,893,223	$ 5,701,017
Raw materials	407,340	387,315

Total inventories	$ 6,300,563	$ 6,088,332

Note 4	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	June 30, 1999 (unaudited)	December 31, 1998 (audited)
Land and improvements	$ 5,889,400	$ 3,276,217
Track	1,927,275	1,781,299
Buildings	4,075,199	1,201,433
Leasehold improvements	249,913	751,642
Bleachers & fencing	815,692	755,662
Equipment	12,152,963	9,623,859
Transportation equipment	1,286,207	1,246,535
Furniture & fixtures	982,152	853,624
Tooling	3,666,693	3,483,510

Total	31,045,494	22,973,781
Less accumulated depreciation	(7,358,486)	(6,044,554)

Net property, plant and equipment	$ 23,687,008	$ 16,929,227

Note 5	ACCRUED EXPENSES

Accrued expenses consist of the following:

	June 30, 1999 (unaudited)	December 31, 1998 (audited)

Accrued settlements	$ 392,482	$ 562,663
Accrued taxes	--	203,726
Accrued wages and related taxes	560,819	--
Other	210,697	377,981

Total	$ 1,163,998	$ 1,144,370

Note 6	LONG TERM OBLIGATIONS

Long term obligations consists of the following:	June 30, 1999 (unaudited)	December 31, 1998 (audited)

Mortgage payable to a bank, interest at the bank's prime rate plus 2% (effective rate of 10% at June 30, 1999), annual principal payments of $50,000 plus interest due quarterly, through September 2004. Secured by underlying property.	300,000	300,000
Capital lease obligations through December 2002; monthly installments include interest at rates between 7.5% and 8.75%, collateralized by the related machinery and equipment.	4,044,654	4,399,655
Capital lease obligation through March 1999; monthly installments of $15,987 including interest at 8.5%	--	47,594
Vehicle Financing	--	136,245
Other	181,944	148,330
Total	4,526,598	5,031,824

Less current portion	(956,764)	(1,089,138)
Long-term portion	$ 3,569,834	$ 3,942,686

Note 7	EARNINGS PER SHARE

In accordance with SFAS 128, basic earnings per share for June 30, 1999 and 1998 is calculated as net income divided by the weighted average number of common shares outstanding. Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same.

Note 8	LITIGATION

No material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1998 occurred during the second quarter of 1999.

Note 9	ENVIRONMENTAL

No material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1998 occurred during the second quarter of 1999.

Note 10	REDEEMED COMMON STOCK

Pursuant to the Merger Agreement between the Company and the Rugged Liner Companies, on March 6, 1999, the shareholders of the Rugged Liner Companies exercised 25% of their put option. Consequently, the Company redeemed 113,506 of their shares at $8.20 per share for a total redemption price of $931,089.

Note 11	SEGMENTS OF BUSINESS

In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments and requires selected information about operating segments in interim financial reports issued to stockholders. The statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer.

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

The Company evaluates performance based on stand-alone product segment operating income. Intersegment sales and transfers, interest income and expenses are not significant. Reportable segments for 1999 and 1998 have been restated to exclude the "bumper segment" which was discontinued during 1998.

Financial information segregated by reportable product segments is as follows:

	Six Months Ending		Three Months Ending
	June 30 (unaudited)		June 30 (unaudited)

	1999	1998	1999	1998

Sales:
Truck
Accessories	$ 18,465,290	$ 11,150,806	$ 9,758,381	$7,288,671
Raceway	345,586	386,586	327,661	364,565
Sub-Total	18,810,876	11,537,392	10,086,042	7,653,236
Discontinued
Operations	--	14,503,449	--	6,756,651
Total	$ 18,810,876	$ 26,040,841	$ 10,086,042	$ 14,409,887

Income From Operations: Truck Accessories	(1,245,649)	777,188	(899,125)	671,912
Raceway	(793,849)	(623,267)	(161,504)	(304,816)
Sub-Total	(2,039,498)	153,921	(1,060,629)	367,096
Discontinued
Operations	--	2,651,679	--	1,359,439
Total	$ (2,039,498)	$ 2,805,600	$ (1,060,629)	$ 1,726,535

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27	Financial Data Schedule.