Form 10-Q
period 1999-09-30
COLONELS INTERNATIONAL INC
filed 1999-11-22
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 2-98277C

THE COLONEL'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3262264 (I.R.S. employer identification no.)

5550 Occidental Highway, Tecumseh, Michigan (Address of principal executive offices)	49286 (Zip code)

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

Yes X	No _____

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 5, 1999: 24,518,326

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

        The financial statements required under Item 1 of Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Background

        The Colonel's International, Inc. (the "Company") has four subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL"), Brainerd International Raceway, Inc. ("BIR"), and The Colonel's, Inc. ("The Colonel's").

        The Colonel's Truck Accessories, Inc. CTA manufactures and sells pickup truck bedliners and tail gate covers through a distributor network. In 1997, CTA began to acquire retail outlet stores to sell its manufactured items and other truck accessories that it purchases from third parties to wholesale sub-distributors and dealerships. These retail outlet stores offer installation services and direct sales to retail customers. CTA markets through these various methods to sell CTA's manufactured bedliners and other truck accessories.

        The Colonel's Rugged Liner, Inc. CRL was incorporated in 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc. and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this transaction, which was consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. CRL, which is located in Uniontown, Pennsylvania, manufactures non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles ("SUVs") and three piece sliding tonneau covers for pickup trucks. CRL also markets its products through CTA's retail outlet stores. CRL, as successor to the Rugged Liner Companies, concentrates its efforts on export bedliner sales, and domestic ground effects, tonneau cover and bed mat sales.

                The Colonel's Brainerd International Raceway, Inc. BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the racetrack. BIR schedules racing and other events held at the racetrack during weekends in May through September of each year. Approximately 60% of BIR's sales and 70% of its profit result from BIR's contract with the National Hot Rod Association for the national race at the BIR race facility. The loss of the national race with the NHRA would immediately impact the income potential of BIR. In 1998, BIR's name was changed from Brainerd International Raceway, Inc. to The Colonel's Brainerd International Raceway, Inc. to better reflect the racetrack's affiliation with the Company and its products.

        The Colonel's, Inc.; Major Sale of Assets. The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By 1996, The Colonel's had grown through acquisitions and normal expansion to two manufacturing plants, five distribution warehouses and a network of independent distributors that sold The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia.

        Last year, substantially all of the assets of The Colonel's used in its bumper production operations were sold to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement. This transaction was completed on December 17, 1998. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and certain other assets. AutoLign also assumed certain liabilities, such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remains with The Colonel's.

Purchase of Trader's

        In May 1999, CTA purchased the assets of Trader's LLC, a nationally known catalog retailer of truck accessories, for $461,000 in cash and the assumption of $114,000 in liabilities. Trader's has a 42,000 square foot facility in Whittier, California.

Sale/Consolidation of Stores

        During June 1999, CTA sold its Pomona, California store and consolidated its Baldwin Park, California store with its new Trader's store. It also consolidated its Roswell, New Mexico and Ruidoso, New Mexico stores with its El Paso, Texas store. In July 1999 CTA sold stores in Santa Clara, California and Upland, California. CTA also merged its Los Angeles, California store and the Rugged Liner warehouse in California into its new Trader's location in Whittier, California and merged its Franklin, Tennessee store into its Nashville, Tennessee store. The Wexford, Pennsylvania store was closed in August 1999. Proceeds from the sale of stores totaled approximately $180,000, predominantly for the sale of inventory. Revenue for the locations sold or consolidated with other stores was approximately $3,742,000 for the first nine months of 1999.

        The Company has entered into an agreement to sell the inventory and certain assets of its Eastern Off Road stores which are comprised of the Uniontown, Pennsylvania warehouse and store and stores in Pittsburgh, Pennsylvania; Greensburg, Pennsylvania; Morgantown, West Virginia; Glen Burnie, Maryland; and Norfolk, Virginia. The purchase price is estimated at $900,000, subject to adjustment upon taking a physical inventory. The sum of $50,000 will be held in escrow to resolve discrepancies. Sales for the Eastern Off Road stores for the nine months ending September 30, 1999 were approximately $2,165,000.

        The Company does not expect an adverse impact on continuing operations due to cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been and will be used to help meet ongoing cash requirements of the Company.

Discontinued Operations and Financial Statement Presentation

        As noted above, in December 1998, the Company sold its bumper manufacturing operations to AutoLign. Thus, the comparative financial statements and the results of operations have had previous years comparatives adjusted for discontinued operations. The financial statements set forth in Appendix A and the discussion below represent continuing operations only. Also, see Note 13 to the financial statements set forth in Appendix A.

Liquidity and Capital Resources

        The Company's consolidated current assets decreased from $30,725,000 at December 31, 1998 to $15,736,000 at September 30, 1999. This decrease primarily relates to capital expenditures made during this period for which the Company paid cash and the advance of $5,175,000 cash to the majority shareholder for a long-term note receivable. The Company's consolidated current liabilities decreased from $13,628,000 at December 31, 1998 to $13,331,000 at September 30, 1999. This primarily relates to a $734,000 decrease in income tax payable, a $165,000 decrease in accounts payable and a $662,000 incerase in accrued expenses, attributable to the accrual of interest associated with the unpaid balance of the Company's 1998 Federal income tax liability.

        Cash decreased by $16,392,000 from the year end 1998 to September 30, 1999 due to acquisitions of land and buildings, machinery and equipment, including an aircraft; racetrack and concession improvements and grandstand additions; pay-offs of small vehicle loans; and a loan advanced to the majority shareholder. The cash balance was unusually high at the end of 1998 because of the sale of the Company's bumper operations, which was completed in December 1998.

        Accounts receivable decreased by approximately $532,000, from $3,072,000 at year end to $2,541,000 at September 30, 1999. The Company's subsidiaries continue to offer to their customers early payment discounts and incentives for prompt payments.

        Notes receivable at September 30, 1999 increased by $5,272,000 over December 31, 1998, due to a note from the majority shareholder. This note is secured with a personal guarantee and calls for monthly principal and interest payments. The financial statements included in Appendix A reflect payments on this note through June 1999. The July installment payment on the note was made after the end of the third quarter. Installments due on this note after July have not yet been paid. Additional demand notes of $1,401,000 and $200,000 from the majority shareholder (which bear 8% interest) were outstanding as of September 30, 1999. Demand has been made on the $200,000 note, the principal and interest of which was paid in full after the end of the third quarter. Interest on the $1,401,000 note is accrued through September 30, 1999 and was paid after the end of the third quarter. The majority shareholder and affiliated entities are in the process of mortgaging certain of their property and have informed the Company that they intend to have financing in place within the next thirty days, at which time they will pay the debt they owe to the Company in full. During the third quarter of 1999, the Company also established a land contract receivable. See Note 4 to the financial statements included in Appendix A.

        Inventories increased by approximately $507,000 between December 31, 1998 and September 30, 1999, rising from $6,088,000 to $6,595,000, primarily as a result of the openings of additional retail stores.

        Prepaid expenses decreased by $47,000 between December 31, 1998 and September 30, 1999. The Company's prepaid expenses include advance rent payments and the last month's rent for leased facilities. Security deposits are recorded in deposits while the advance and last month's rent is recorded in prepaid expenses.

        Net deferred taxes at December 31, 1998 of $1,042,000 decreased to $1,032,000 as of September 30, 1999.

        Property, plant and equipment increased by approximately $7,175,000 from December 31, 1998 to September 30, 1999, primarily due to the purchase of the Company's new headquarters in Tecumseh, Michigan for $4,150,000, investment in land and a building for $1,159,000, the purchase and refurbishment of an airplane for $1,283,000, track and concession building improvements of $460,000, bleacher additions of $603,000, and the purchase of production presses for $855,000. These increases were offset by deprecation for the period of $2,019,000. The Company's subsidiaries also disposed of certain land, building, and production presses with a combined carrying value of $311,000, recognizing a gain of $201,000.

        An account receivable from a related party of $261,000 was established in the third quarter of 1999. The amount was subsequently paid in October 1999. See Note 3 to the financial statements set forth in Appendix A.

        Deferred compensation decreased by $72,000 from year end 1998 to the end of the third quarter of 1999, due to normal payments.

        Deposits on tools and machinery decreased by approximately $144,000 at September 30, 1999 compared to December 31, 1998, mainly due to the transfer of deposits to tools and equipment that were put into service during the period.

        Goodwill decreased by approximately $442,000 from December 31, 1998 to September 30, 1999, as a result of amortizing this goodwill over a seven-year period. The balance in goodwill at September 30, 1999 was $3,727,000.

Liabilities and Equity

        Accounts payable decreased from $3,077,000 at December 31, 1998 to $2,909,000 at September 30, 1999, as a result of normal accounts payable activity.

        Accrued expenses increased from $1,144,000 at December 31, 1998 to $1,807,000 at September 30, 1999, primarily due to interest associated with the late filing of the Company's 1998 corporate income tax return. See Note 15 to the financial statements included in Appendix A.

        Income taxes payable decreased from $8,221,000 at December 31, 1998 to $7,488,000 at September 30, 1999, primarily due to payments made.

Outstanding Loans

        With the proceeds of the December 1998 sale of The Colonel's assets described above, the Company paid off its bank line of credit. The Company has suspended its credit facilities with its current lending institution until the Company deems it necessary to reopen borrowings. Interest paid during 1998 on a monthly basis was at prime and was secured by all the Company's assets, principally accounts receivable and inventory. BIR entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. BIR also has a term loan of $250,000 which is secured by property. The loan requires quarterly interest payments of 2% above the prime rate and a single principal payment of $50,000 each year through 2004.

        In 1995, The Colonel's leased $2,689,000 worth of equipment under a six-year equipment lease agreement that calls for monthly payments of $41,000 and includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner noted as above. The balance on this leased equipment at June 30, 1999 was $3,832,000.

        The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder, supplemented by borrowing arrangements that may be necessary from time to time.

Results of Continuing Operations

        Revenues from continuing operations were $11,330,000 for the quarter ended September 30, 1999, compared to $10,323,000 for the same period in 1998. The $1,007,000 growth in 1999 was primarily due to the addition and acquisition of sixteen new factory warehouse/stores during 1997 and 1998. CTA was started in 1996 and has grown through acquisitions of retail outlet warehouses. CTA's revenues for the quarter ended September 30, 1999 were $6,896,000, compared to $5,406,000 for the same period in 1998. Revenues for CRL, which was acquired in April 1998, decreased from $2,063,000 for the quarter ended September 30, 1998 to $1,498,000 for the quarter ended September 30, 1999. See Note 13 to the financial statements included in Appendix A.

        Revenues for the first nine months of 1999 were $8,280,000 greater than the same period in 1998, rising from $21,861,000 to $30,141,000. CTA's revenues increased from $14,665,000 for the nine months ended September 30, 1998 to $21,183,000 for the nine months ended September 30, 1999. CRL's revenues increased from $3,954,000 (revenues prior to acquisition of CRL in April 1998 not included) for the nine months ended September 30, 1998 to $5,675,000 for the same period in 1999. See "Sale/Consolidation of Stores" above and Note 13 to the financial statements included in Appendix A.

        Cost of sales for the third quarters of 1999 and 1998 were 83% and 68%, respectively. Cost of sales for the first nine months of 1999 and 1998 were 84% and 74%, respectively. The Company has been selling at lower gross margins in an effort to establish market share.

        Selling, general and administrative expenses increased from 18% of sales in the third quarter of 1998 to 26% of sales in the third quarter of 1999. Selling, general and administrative expenses increased from 18% of sales for the first nine months of 1998 to 26% of sales for the same period in 1999. These increases were partly the result of increased costs associated with the set-up, administration and promotion of additional retail stores. Additionally, goodwill amortization increased in connection with the acquisition of CRL in April of 1998.

        Interest expense increased from $221,000 for the third quarter of 1998 to $576,000 for the third quarter of 1999. This increase was due to the assessment of $498,000 interest by the Internal Revenue Service (see Note 15 to the financial statements included in Appendix A), offset by the Company's ability to pay off the vehicle financing during the first quarter of 1999 and the reduction of debt amounts, resulting in lower interest expenses. Interest expense increased from $627,000 for the nine months ending September 30, 1998 to $813,000 for the same period in 1999 due to the same factors.

        Interest income increased in the third quarter of September 1999 by $85,000 over 1998 because of short term investment of excess cash and interest earned on notes receivable from the majority shareholder. Interest income increased from $73,000 for the nine months ending September 30, 1998 to $504,000 for the same period in 1999 due to the same factors.

        Rental income was $156,000 in the third quarter of 1999 and $424,000 for the nine months ending September 30, 1999, primarily due to the rental of production space at the Company's headquarters in Tecumseh, Michigan to a third party. There was no rental income in 1998.

        The Company disposed of certain land, building and production presses with a combined carrying of $311,000 recognizing a gain on sale of $201,000 in the third quarter 1999, which is included in other income.

        Results from continuing operations showed a loss of $1,936,000 for the nine months ended September 30, 1999, compared to income of $670,000 for the same period in 1998. Results from continuing operations showed a loss of $674,000 for the third quarter of 1999, compared to income of $624,000 for the third quarter of 1998. These differences are primarily the result of lower gross margin and the increases in selling, general and administrative expenses discussed above.

Market Risk Disclosure

        The Company from time to time purchases products from outside the United States. The Company usually pays for its purchases in U.S. Dollars. These purchases are based on the foreign countries' economic conditions and because the Company markets and sells its products throughout the world, it could be affected by a weak economic condition associated with a foreign entity.

        Other than the term loans described above and the other items described in Note 8 to the financial statements included in Appendix A, the Company currently has no outstanding borrowings. When the Company borrows money in the future, it may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits. The Company's loss from continuing operations during the first three quarters of 1999 may have an effect on its ability to borrow funds from lending institutions on favorable terms.

        The Company deals in a marketplace that generally has been favorably changing over the past five years. The SUV market has increased in the last five years. More new SUVs and trucks are now sold in the United States than new automobiles. While this trend has generally had a positive impact on the Company, any change in the buying habits of consumers could have an adverse effect on the Company. Because the Company invests up front money in tooling to manufacture parts for certain vehicle models, any downward trend in sales of such models would change the product mix analysis and drive the Company's costs higher.

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

Year 2000 Readiness Disclosure

        With respect to the Company's computer systems, the Company continues to implement changes designed to provide accurate date recognition and data processing with respect to the year 2000, including modifying existing computer programs and converting to new programs. The Company has examined all of its computer systems that it believes are affected by the year 2000 problem and believes that all of the systems have been adequately upgraded or replaced. This study has included all of the computer systems that are used to operate the Company's accounting, billing and customers systems, inventory control, purchasing and payroll, alarm systems, and machine controls.

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

        The Company intends to finalize a Year 2000 contingency prior to the end of the year.

        This Year 2000 Readiness Disclosure is based in part on and repeats information supplied by outside sources, including the Company's customers and suppliers. Although the Company has no reason to believe that this information is inaccurate, the Company is not the source of this information and in most cases has not independently verified its accuracy.

Subsequent Event

        As discussed in Note 15 to the financial statements included in Appendix A, the Company recently received a notice from the Internal Revenue Service assessing penalties of $2,442,000 and interest of approximately $574,000 arising out of the Company's failure to timely file its 1998 corporate tax return and pay the taxes associated with that return. While the Company intends to dispute this assessment, an unfavorable outcome could materially adversely affect the Company's financial position and results of operations. See Note 15 to the financial statements included in Appendix A.

Forward-Looking Statements

        With the exception of historical matters, the matters discussed in this report, particularly descriptions of the Company's plans to develop the business of CTA, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II
OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

        The information contained in Note 10 to the financial statements included in Appendix A is herein incorporated by reference.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K.

                 (a)          Exhibits.  The following exhibits are filed as part of this report.

Exhibit Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27	Financial Data Schedule.

                 (b)          Reports on Form 8-K.  The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 22, 1999	THE COLONEL'S INTERNATIONAL, INC. By: /s/ Gregory Strzynski Gregory Strzynski Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Company)

APPENDIX A

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 1999 (unaudited)	December 31, 1998 (audited)
ASSETS

CURRENT ASSETS:
Cash	$ 1,911,314	$ 18,303,097
Accounts receivable - trade (net of allowance
for doubtful accounts of $988,000 and $1,048,000
at June 30, 1999 and December 31, 1998,
respectively)	2,540,602	3,072,330
Notes receivable from majority shareholder (Note 2)	1,965,503	1,600,787
Account receivable - related party (Note 3)	260,524	-
Land contract receivable (Note 4)	9,188	-
Inventories (Note 5)	6,595,226	6,088,332
Prepaid expense	475,767	522,793
Deferred taxes - current	1,031,586	1,042,000
Current portion of deferred compensation	70,194	95,667
Federal income taxes receivable	875,805	--

Total current assets	15,735,709	30,725,006

PROPERTY, PLANT, AND EQUIPMENT - Net (Note 6)	24,104,210	16,929,227

OTHER ASSETS:
Note receivable from majority shareholder (Note 2)	4,906,788	-
Land contract receivable (Note 4)	125,812	-
Long-term portion of deferred compensation	127,400	173,678
Deposits	102,019	246,044
Goodwill	3,726,853	4,168,589
Other	3,548	180,349
Total other assets	8,992,420	4,768,660

TOTAL ASSETS	$ 48,832,339	$ 52,422,893

	September 30, 1999 (unaudited)	December 31, 1998 (audited)
LIABILITIES & SHAREHOLDERS'S EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations (Note 8)	$ 1,057,155	$ 1,089,138
Accounts payable - trade	2,909,139	3,077,409
Accrued expenses (Note 7)	1,806,610	1,144,370
Current portion of deferred compensation	70,194	95,667
Income taxes payable (Note 15)	7,488,246	8,221,895

Total current liabilities	13,331,344	13,628,479

LONG-TERM OBLIGATIONS, NET OF
CURRENT PORTION (Note 8)	3,482,548	3,942,686
LONG-TERM PORTION OF DEFERRED
COMPENSATION	127,400	173,678

DEFERRED TAXES - LONG-TERM	1,271,414	1,191,000

SHAREHOLDERS'S EQUITY:
Common stock: 35,000,000 shares authorized
at $0.01 par value 24,631,832 issued	246,318	246,318
Additional paid-in-capital	9,230,911	9,230,911
Retained earnings	22,073,493	24,009,821
Less common stock redeemed, 113,506 shares (Note 12)	(931,089)	--

Total shareholders' equity	30,619,633	33,487,050

TOTAL LIABILITIES & SHAREHOLDER'S EQUITY	$ 48,832,339	$ 52,422,893

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	Nine Months Ending September 30		Three Months Ending September 30

	1999	1998	1999	1998
SALES	$ 30,140,798	$ 21,860,695	$ 11,329,922	$ 10,323,303

COST OF SALES	25,315,132	16,099,410	9,363,082	7,004,009

GROSS PROFIT	4,825,666	5,761,285	1,966,840	3,319,294

SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES	7,814,129	4,155,946	2,915,760	1,867,876

INCOME (LOSS) FROM
OPERATIONS	(2,988,463)	1,605,339	(948,920)	1,451,418

OTHER INCOME (EXPENSE):
Interest expense	(812,647)	(626,880)	(576,274)	(221,168)
Interest income	503,890	73,238	146,803	62,117
Rental income	423,760	-	155,972	-
Other	268,128	(25,442)	252,179	352

Other income (expense) net	383,131	(579,084)	(21,320)	(158,699)

INCOME (LOSS) FROM
CONTINUING OPERATIONS
BEFORE INCOME TAX
BENEFIT (EXPENSE)	(2,605,332)	1,026,255	(970,240)	1,292,719

Income Tax Benefit (Expense)	669,004	(356,558)	295,940	(668,302)

INCOME (LOSS) FROM
CONTINUING OPERATIONS	(1,936,328)	669,697	(674,300)	624,417

DISCONTINUED OPERATIONS:
Income (loss) from Discontinued
Operations, Net of Tax	--	1,816,020	--	(79,886)

NET (LOSS) INCOME	$ (1,936,328)	$ 2,485,717	$ (674,300)	$ 544,531

BASIC AND DILUTED EARNINGS
PER SHARE (Note 9)
From continuing operations	$(0.08)	$ 0.03	$(0.03)	$ 0.03
Income from discontinued operations	$ 0.00	$ 0.07	$ 0.00	$ (0.01)

Net Income	$(0.08)	$ 0.10	$(0.03)	$ 0.02

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending September 30

	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (Loss) Income	$ (1,936,328)	$ 2,485,717

Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Income from discontinued operations	--	(1,816,020)
Depreciation and amortization	2,566,366	1,887,601
Deferred tax provision	90,828	294,644
(Gain) Loss in sale of property	(201,270)	--

Changes in assets and liabilities that provided (used) cash

Accounts receivable	531,728	(2,085,336)
Inventories	(506,894)	(3,643,950)
Prepaid expenses	47,026	18,356
Federal income taxes receivable	(875,805)	--
Other assets	(83,723)	74,550
Accounts payable	(168,269)	1,276,366
Accrued expenses	662,239	(290,231)
Goodwill	(105,995)	--
Income taxes payable	(733,649)	496,965

Net cash used in continuing operations	(713,746)	(1,301,338)
Net cash provided by discontinued operations	--	5,988,985

Net cash (used in) provided by operating activities	(713,746)	4,687,647

CASH FLOWS FROM INVESTING ACTIVITIES:

Acquisitions of consolidated subsidiaries, net of cash required	--	(5,082,150)
Expenditures for property, plant and equipment	(9,504,494)	(616,062)
Proceeds from sale of property and equipment	512,146	--
Net change in deposits	144,025	(1,674,744)
Additions to notes receivable-related party	(5,398,169)	--
Payments received on notes receivable-related party	126,665	--
Land contract receivable	(135,000)	--
Payment to stockholder for deposit on land	--	(48,406)
Net cash used in continuing investing activities	(14,254,827)	(7,421,362)

Net cash used in discontinued investing activities	--	(1,286,954)

Net cash used in investing activities	(14,254,827)	(8,708,316)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net borrowings (payments) under notes payable	--	450,132
Proceeds from long-term obligations	402,700	5,887,430
Principal payments on long-term debt	(326,821)	(2,067,172)
Principal payments on obligations under capital leases	(568,000)	(673,132)
Common stock redeemed	(931,089)	--

Net cash (used in) provided by financing activities	(1,423,210)	3,597,258

NET (DECREASE) IN CASH	$ (16,391,783)	$ (423,411)

CASH , BEGINNING OF PERIOD	18,303,097	1,723,652

CASH, END OF PERIOD	$ 1,911,314	$ 1,300,241

SUPPLEMENTAL SCHEDULES OF NONCASH
FINANCING AND INVESTING ACTIVITIES:

Future inventory credits issued
in connection with acquisitions (Note 14)	$ -	$ 513,223

Common stock issued in connection with the acquisition
of the Rugged Liner Companies (Note 14)	$ -	$ 3,677,619

THE COLONEL'S INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1	BASIS OF PRESENTATION

The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for the full year.

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

During the first quarter of 1999, a note receivable from the majority shareholder of $5,175,000 was established. The note requires monthly payments of $43,976, including principal and interest at 8.0%, through February 2005, at which time the unpaid balance is due. These financial statements reflect payments on this note through June 1999. The July installment payment on the note was made after the end of the third quarter. Installments due on this note after July have not yet been paid. Additional demand notes of $1,401,000 and $200,000 from the majority shareholder (which bear 8% interest) were outstanding as of September 30, 1999. Demand has been made on the $200,000 note, the principal and interest of which was paid in full after the end of the third quarter. Interest on the $1,401,000 note, which was due on November 13, 1999, is accrued through September 30, 1999 and was paid after the end of the third quarter. The majority shareholder and affiliated entities are in the process of mortgaging certain of their property and have informed the Company that they intend to have financing in place within the next thirty days, at which time they will pay the debt they owe to the Company in full.

Note 3	ACCOUNT RECEIVABLE - RELATED PARTY

During the third quarter of 1999, the Company paid payroll and related expenses in the amount of $260,524 on behalf of a related party. This amount was paid in full after the close of the third quarter.

Note 4	LAND CONTRACT RECEIVABLE

During the third quarter of 1999, a land contract receivable of $135,000 was established in connection with the sale of land and a building. The land contract requires monthly payments of $1,638 including principal and interest at 8% through 2009.

Note 5	INVENTORIES

Inventories are summarized as follows:	September 30,	December 31,
	1999	1998
	(unaudited)	(audited)
Finished products	$ 6,038,026	$ 5,701,017
Raw materials	557,200	387,315

Total inventories	$ 6,595,226	$ 6,088,332

Note 6	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	September 30, 1999 (unaudited)	December 31, 1998 (audited)
Land and improvements	$ 5,926,217	$ 3,276,217
Track	1,798,702	1,781,299
Buildings	4,740,198	1,201,433
Leasehold improvements	241,413	751,642
Bleachers & fencing	1,512,916	755,662
Equipment	10,803,212	9,623,859
Transportation equipment	2,348,845	1,246,535
Furniture & fixtures	957,670	853,624
Tooling	3,775,126	3,483,510
Total	32,104,299	22,973,781
Less accumulated depreciation	(8,000,089)	(6,044,554)

Net property, plant and equipment	$ 24,104,210	$ 16,929,227

Note 7	ACCRUED EXPENSES

Accrued expenses consist of the following:
	September 30,	December 31,
	1999	1998
	(unaudited)	(audited)
Accrued interest	$ 515,184	--
Accrued settlements	398,000	$ 562,663
Accrued taxes	--	203,726
Accrued wages and related taxes	393,505	--
Other	499,921	377,981

Total	$ 1,806,610	$ 1,144,370

Note 8	LONG TERM OBLIGATIONS

Long term obligations consists of the following:

	September 30,	December 31,
	1999	1998
	(unaudited)	(audited)

Term loan, annual installments of $100,675 plus interest at
9% through May 2003. Secured by related asset	$ 402,700	-
Mortgage payable to a bank, interest at the bank's prime
rate plus 2% (effective rate of 10.25% at September 30, 1999), annual principal payments of $50,000 plus interest due quarterly,
through September 2004. Secured by underlying property.	250,000	300,000
Capital lease obligations through December 2002;
monthly installments include interest at rates between
7.5% and 8.75%, collateralized by the related machinery
and equipment.	3,831,655	4,399,655
Capital lease obligation through March 1999; monthly
installments of $15,987 including interest at 8.5%	--	47,594
Vehicle Financing	--	136,245
Other	55,348	148,330
Total	4,539,703	5,031,824

Less current portion	(1,057,155)	(1,089,138)

Long-term portion	$ 3,482,548	$ 3,942,686

Note 9	EARNINGS PER SHARE

In accordance with SFAS 128, basic earnings per share for September 30, 1999 and 1998 is calculated as net income divided by the weighted average number of common shares outstanding. Diluted earnings per share was calculated as net income divided by the weighted average number of common shares outstanding increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued. Due to the small number of additional potentially dilutive shares, there was no material effect on earnings per share, therefore basic and diluted earnings per share are the same.

Note 10	LITIGATION

The Company is a defendant in a lawsuit now pending in U.S. District Court for the Southern District of California alleging breach of contract, fraud, unfair trade practices and unfair business practices in connection with a distribution agreement between the Company and the plaintiff. The Court has dismissed all of the unfair labor practice and unfair trade practice claims with prejudice. The plaintiff recently offered to settle the case for $150,000 which amount was rejected by the Company. The Company has filed a counterclaim alleging breach of agreement and breach of the covenant of good faith and fair dealing and trade libel. The Company is vigorously defending the action and prosecuting its counterclaim.

No material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1998 occurred during the third quarter of 1999.

Note 11	ENVIRONMENTAL

Subsequent to the close of the third quarter, the Company received $122,000 out of the environmental escrow fund established in 1998 in connection with the sale of The Colonel's assets to AutoLign.

No other material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1998 occurred during the third quarter of 1999.

Note 12	REDEEMED COMMON STOCK

Pursuant to the Merger Agreement between the Company and the Rugged Liner Companies, on March 6, 1999, the shareholders of the Rugged Liner Companies exercised 25% of their put option. Consequently, the Company redeemed 113,506 of their shares at $8.20 per share for a total redemption price of $931,089.

Note 13	SEGMENTS OF BUSINESS

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

Financial information segregated by reportable product segments is as follows:

	Nine Months Ending September 30 (unaudited)		Three Months Ending September 30 (unaudited)

	1999	1998	1999	1998
Sales:
Truck
Accessories	$ 26,858,678	$ 18,619,578	$ 8,393,388	$ 7,468,772
Raceway	3,282,120	3,241,117	2,936,534	2,854,531
Sub-Total	30,140,798	21,860,695	11,329,922	10,323,303
Discontinued
Operations	--	21,473,232	--	6,969,784
Total	$ 30,140,798	$ 43,333,927	$ 11,329,922	$ 17,293,087

Income From
Operations:
Truck
Accessories	(2,684,148)	1,430,709	(1,438,454)	653,521
Raceway	(304,315)	174,630	489,534	797,897
Sub-Total	(2,988,463)	1,605,339	(948,920)	1,451,418
Discontinued
Operations	--	2,770,554	--	118,875
Total	$ (2,988,463)	$ 4,375,893	$ (948,920)	$ 1,570,293

Note 14	ACQUISITIONS

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

Also, during the second quarter of 1998, the Company acquired the Rugged Liner Companies. The acquisition has been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. The allocation of the purchase price to the net assets acquired resulted in the Company acquiring inventory of $899,000, accounts receivable of $1,052,000, property of $2,389,000, other assets of $109,000, debt of $13,000, accounts payable of $575,000 and other liabilities of $150,000. The total cash, stock (454,027 shares), and other consideration paid for assets, exclusive of the liabilities assumed, was $7,908,000. Goodwill of approximately $4,197,000 has been recorded as a result of this acquisition and is being amortized over seven years. In accordance with the Asset Purchase Agreement each share of buyer's common stock issued to the shareholders of the Rugged Liner Companies is subject to the right to require the Company to redeem such shares up to 25% annually beginning in 1999 and ending in 2002. The redemption price is not to be less than the per share price of $8.20 as initially calculated on the purchase date.

Note 15	SUBSEQUENT EVENTS

The Company has received a notice from the Internal Revenue Service regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with that return. The IRS has assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. While the Company is vigorously contesting these penalties, it is unknown at this time whether the Company will be successful in this dispute. The effect of the penalties has not been reflected in these financial statements, although interest of approximately $498,000 has been accrued in the Company's September 30, 1999 financial statements.

The Company is making monthly payments of $500,000 toward its outstanding tax liability and to date has paid a total of $875,000. The Company is in the process of selling unneeded assets to raise capital funds. In addition, the majority shareholder and affiliates are remortgaging certain property and have informed the Company that they intend to pay the debt owed to the Company in full within the next thirty days. See Note 2.

The Company has entered into an agreement to sell the inventory and certain assets of its Eastern Off Road stores compromised of the Uniontown, Pennsylvania warehouse and store; and stores in Pittsburgh, Pennsylvania; Greensburg, Pennsylvania; Morgantown, West Virginia; Glen Burnie, Maryland; and Norfolk, Virginia. The purchase price is estimated at $900,000 subject to adjustment upon taking a physical inventory for the Eastern Off Road stores. The sum of $50,000 will be held in escrow to resolve discrepancies. Sales for the Eastern Off Road stores for the nine months ending September 30, 1999 were approximately $2,165,000.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Company's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27	Financial Data Schedule.