Form 10-K405
period 1999-12-31
COLONELS INTERNATIONAL INC
filed 2000-03-30
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1999

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ____________________ to ____________________

Commission File Number: 2-98277C

THE COLONEL'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3262264 (I.R.S. employer identification no.)

5550 Occidental Highway, Tecumseh, Michigan (Address of principal executive offices)	49286 (Zip code)

Registrant's telephone number, including area code:  (517) 423-4800

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes    X            No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       X

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 20, 2000: 24,518,326

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 20, 2000:  $4,464,040.00

Documents and information incorporated by reference: Items 10, 11, 12, and 13 are incorporated by reference from the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders.

Documents and information omitted pursuant to Rule 12b-25 under the Securities and Exchange Act of 1934: Items 6, 7, 7A and 8, and Exhibit 27.

PART I

Forward-Looking Statements

          With the exception of historical matters, the matters discussed in this Report on Form 10-K, particularly descriptions of the plans of The Colonel's International, Inc. (the "Company") to develop and expand the business of The Colonel's Truck Accessories, Inc., contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products or trucks and sport utility vehicles (SUVs); the cost and availability of inventories, raw materials and equipment to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in economic conditions; and the ability of the Company to sell certain of its retail store operations on favorable terms. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Item 1.	Business

The Colonel's International, Inc.

          The Company is a holding company with no independent operations of its own. Its three active wholly owned subsidiaries are The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. (formerly named Rugged Liner, Inc.) ("CRL") and The Colonel's Brainerd International Raceway, Inc. (formerly named Brainerd International Raceway, Inc.) ("CBIR"). In addition, The Colonel's Dealers Choice ("Dealers Choice") is a wholly owned subsidiary of CTA. Finally, The Colonel's, Inc. ("The Colonel's") is an inactive subsidiary of the Company, having sold substantially all of its assets in December 1998, as described below. References to "the Company" herein should be read to include the Company and its subsidiaries as a whole, unless the context indicates otherwise.

          The Company is a Michigan corporation and is the successor to Brainerd International, Inc. ("Brainerd"). Effective December 31, 1995, Brainerd merged with and into the Company, with the Company being the surviving corporation. Pursuant to that merger, shares of Brainerd common stock were converted into the same number of shares of the Company's common stock, $0.01 par value per share ("Common Stock"). Also effective December 31, 1995, Brainerd Merger Corporation, a wholly owned subsidiary of Brainerd, merged with and into The Colonel's. The Colonel's was the surviving corporation in that merger and, as a result, became a wholly owned subsidiary of the Company. At the same time, Brainerd transferred all of its operating assets to CBIR, which became a subsidiary of the Company.

          The truck accessory division of The Colonel's was incorporated under Michigan law as The Colonel's Truck Accessories, Inc. Effective January 1, 1997, The Colonel's transferred its truck bedliner assets and operations to CTA.

          CRL was formed in March 1998 in connection with the April 1998 acquisitions of four Pennsylvania corporations engaged in the truck accessory business.

          On December 17, 1998, The Colonel's completed the sale of substantially all of its assets used in the business of manufacturing and selling plastic replacement bumpers, fascias and related parts. The buyer of these assets was AutoLign Manufacturing Group, Inc.

          Prior to the sale of the assets of The Colonel's, the Company operated in three industry segments: manufacture of automotive bumpers and other miscellaneous reinforcement beams and brackets (The Colonel's), manufacture of bedliners and sale of these bedliners and other truck accessories at retail stores throughout the country (CTA, CRL and Dealers Choice), and operation of a multi-purpose motor sports facility (CBIR). Due to the sale of The Colonel's assets, the Company now operates in only two industry segments. A description of the business of the Company's subsidiaries follows.

The Colonel's Truck Accessories, Inc.

          General

          In 1995, the Company believed there was an opportunity in the new and used vehicle accessories market. This opportunity was considered attractive for the Company because many of such accessories are produced from plastics that were an integral part of The Colonel's then-current manufacturing capability and because such accessories share like, though not identical, distribution systems.

          As a result of this analysis, the Company formed CTA and launched the first accessory product to be manufactured and distributed by CTA: a truck bedliner. CTA later began to manufacture shells and tonneau covers.

          Once the decision to enter this market was made, the Company required only 13 months to bring the manufacturing plant on line. The plant began operations in May 1996 and successfully commenced marketing and distribution in the last two quarters of that year. Prior to 1997, these operations were conducted by The Colonel's former truck accessory division. Effective January 1, 1997, however, The Colonel's transferred its truck bedliner operations to CTA.

          Products

          Truck bedliners are plastic inserts that are placed into the rear beds of pickup trucks. Owners purchase these inserts to protect the paint and structural integrity of their truck beds. Many manufacturer/distributors of this product are already in the marketplace and their products range in quality from very poor to excellent. Poor bedliners have bad fit and finish, may require special drilling into the vehicle to support mounting attachments and are of thinner gauge plastic. Excellent products do not have these deficiencies. Other differentiating features of better products include side wall reinforcements, drainage channels and other features. In the Company's opinion, CTA makes a highly competitive product.

          Shells are caps, made of fiberglass, that enclose the pickup truck bed. Shells are usually as high as the cab of the vehicle. Tonneau covers are flat fiberglass covers that cover the truck bed box at the rail level. Both the shells and tonneau covers are generally custom painted to match the color of the vehicle. Because these products are usually special ordered, they are often sold before they are manufactured.

          CTA's accessory product line currently consists mainly of truck bedliners that are made to fit a number of different vehicle models. CTA produces both under-the-rail and over-the-rail products. CTA manufactures approximately 61 different bedliners. Through November 1999, CTA also manufactured fiberglass tonneau covers for all makes and models of pickup trucks, as well as shells and caps, although it has since decided to discontinue these manufacturing products. (See "Sale/Consolidation of Stores," below.) CTA currently purchases additional products, such as tool boxes, running boards, tires, wheels, mats, bug shields, visors, grill covers, light covers, trim pieces, running lights and racks for distribution through its retail sales and distribution stores.

          Manufacturing

          CTA uses plastic sheet extrusion machines and rotary vacuum formers to produce bedliners. Raw materials, supplied by Phillips Petroleum, are maintained in large vessels in CTA's Owosso, Michigan plant. Keeping these materials inside avoids temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet and reduces variations in the quality of CTA's extruded sheets.

          The Company believes that CTA is unique among all United States bedliner manufacturers based on the type of equipment used and control of product employed in this operation. The Company believes that CTA's ability to control every element of production, from raw materials to finished product, makes CTA's operation highly competitive.

          CTA's extruded plastic sheets are inserted into rotary vacuum formers in order to produce truck bedliners. After the product is made by the vacuum formers, it is hand trimmed and checked for quality assurance. Inventory is held within the Owosso plant facility and shipped by CTA's fleet of tractors and trailers.

          Total annual production capacity in the Owosso plant is estimated at over 700,000 units, assuming three shifts of operation. The facility currently runs two shifts per day.

          CTA manufactured shells and tonneau covers at its Riverside, California facility through November, 1999. CTA has discontinued manufacturing shells and tonneau covers. (See "Sale/Consolidation of Stores," below.)

          Distribution and Sales

          Distribution is made to a highly fragmented network of distributors and dealers across the United States. In 1998, CTA acquired some of these fragmented distributors and started its own distribution network.

          CTA also tested retail sales points for its bedliners coupled with accessory products made by other manufacturers. The initial test market for retail sales was Los Angeles, California, one of the largest markets in the United States. The Los Angeles market has the largest number of truck registrations in the United States. This model proved successful and the Company has used this approach in other regions such as San Francisco and New Mexico.

          Sales are directed from CTA's Owosso facility by its marketing manager to outside district salespeople. CTA expanded its sales department in 1997 to sustain the momentum created by the initial liner introduction and to penetrate new distribution channels.

          During 1997, CTA expanded distribution in areas where it perceived existing distributors to be weak. In February, 1997, CTA purchased certain of the assets of Truckware, Inc. in Baldwin Park, California. This purchase was the first in a series of purchases that allowed CTA increased access to distribution channels to facilitate retail sales and expand its direct truck dealership sales of its manufactured products.

          In December 1997, CTA purchased certain assets of Eastern Off Road, which had sales outlets in Pennsylvania, Maryland, Virginia and West Virginia. Eastern Off Road is an established truck accessories outlet chain that has been in the marketplace for over 20 years. By the end of 1997, CTA purchased three additional retail/wholesale store operations in California and started its own distribution warehouse in North Carolina.

          During 1998, CTA added retail store operations in Flint, Michigan; Nashville, Tennessee; St. Louis, Missouri; Thousand Oaks, California; Franklin, Tennessee; Santa Clara, California; Roseville, California; South Sacramento, California; El Paso, Texas; and Roswell, Las Cruces, and Ruidoso, New Mexico. In May 1999, CTA purchased the assets of Trader's LLC, a nationally known catalog retailer of truck accessories in Whittier, California. In August 1999, CTA added a retail store operation in Jacksonville, Florida. See "Properties" below.

          Market

          The market for bedliners is estimated at approximately 50% of the total volume of new pickup trucks sold in the United States, both foreign and domestic, and is estimated to be 2.9 million units per year. The pickup truck and sport utility vehicle market, which constitutes a substantial percentage of all vehicles sold, continues to grow. As this market expands, so does the auxiliary equipment market. CTA's truck accessories target this market. In addition, CTA can install all of the products that it manufactures at each of its retail outlet stores.

          Competition

          CTA estimates that there are approximately ten other manufacturers of bedliners in the United States. The two largest, Durakon Industries, Inc. and Penda Corporation, manufacture and sell the majority of all bedliners in the United States. The eight remaining manufacturers accounted for the remainder before CTA's entrance in the market. CTA estimates that it (together with CRL) is currently the third largest manufacturer in this market.

          Employees

          CTA employs approximately 219 people, including approximately 217 contract employees leased through Simplified Employment Services ("SES"), an employment brokerage service. CTA's management team includes two former Durakon employees with long experience in this industry sector. John Carpenter, who is CTA's President, was formerly national sales manager for Durakon. Dennis Bills was formerly a production manager for Durakon and holds a similar position with CTA. The Company believes that these two individuals, along with CTA's other management personnel, bring a strong background to CTA's management team.

          Properties

          As of the end of 1999, CTA had interests in the properties described below:

          CTA manufactures bedliners in its Owosso, Michigan plant, which is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of the Company. The plant has 240,000 square feet of space, which CTA believes is adequate for current operations and planned expansion, and has 85 full-time employees. This facility, which also houses CTA's executive offices, is located at 951 Aiken Road, Owosso, Michigan.

          CTA leases all of its properties, except for its Collinsville, Illinois facility (which it owns), from third parties. Accordingly, facilities and/or stores are used in the context of a base or location of operation in describing the following properties:

          CTA's Flint, Michigan facility serves as its home retail store. Located adjacent to the area's largest mall and car dealership complex, this 4,000 square foot store allows for installation of all the products that the store sells. This facility has 7 employees and is located at 30993 Linden Road.

          CTA's South Sacramento, California location was purchased in September 1998 and operates under the name The Colonel's Truck Accessories-Truck Stuff. This 6,800 square foot facility sells to both retail and wholesale customers, including dealerships and body customizing shops. It is located at 15-B Quinta Court and employs 6 people.

          CTA's Whittier, California facility was purchased in May of 1999 and operates under the name The Colonel's Trader's Truck Accessories. This 42,000 square foot facility sells to both retail and wholesale customers and has installation facilities. It is located at 12266 Rooks Road and employs 33 full-time employees.

          CTA's Collinsville, Illinois facility was purchased in 1998. It is located approximately 30 minutes from downtown St. Louis, Missouri, and operates under the name The Colonel's Truck Accessories-Dealers Choice. This 15,000 square foot, newly renovated facility serves as a wholesale distribution point and retail sales store for the St. Louis area. Located on Route 159 at 775 West Morrison Avenue, it employs 15 full-time employees.

          CTA's El Paso, Texas facility was purchased in September 1998 and operates under the name The Colonel's Truck Accessories-Camper Place/Truck Parts Warehouse. This 6,400 square foot facility sells to both retail and wholesale, and has installation facilities. It is located at 9821 Montana Avenue and employees 4 full-time employees.

          CTA's Jacksonville, Florida facility was opened in August of 1999 and operates under the name The Colonel's Accessories Outlet. This 12,000 square foot facility sells to both retail and wholesale and has installation facilities. It is located at 5539 Commonwealth Avenue and employees 10 full-time employees.

          CTA's Riverside, California manufacturing facility is 40,440 square feet on 2.87 acres and is located at 6727 Columbus Avenue. Riverside is on the southwest side of Los Angeles. Until November 1999, the Riverside plant manufactured shells and tonneau covers and employed 32 full-time employees. In 1999, CTA sold certain manufacturing assets used at this facility, as part of its decision to focus on its core activity of bedliner manufacturing. (See "Sale/Consolidation of Stores," below.) The entity that purchased the assets retained usage of the facility and employees.

          CTA sold its Charlotte, North Carolina facility in January 2000. (See "Sale/Consolidation of Stores," below.) This facility was 15,500 square feet and acted as CTA's southwestern regional warehouse. It operated as a wholesale warehouse and retail sales and installation center. It was located at 2116 Wilkinson Boulevard.

          CTA sold its Roseville, California facility in January 2000. (See "Sale/Consolidation of Stores," below.) This facility operated under the name Colonel's Truck Stuff. It was a 4,200 square foot facility and served as a retail outlet store. It was located at 106 N. Sunrise Ave.

          In February 2000, CTA sold its Thousand Oaks, California facility. (See "Sale/Consolidation of Stores," below.) This 3,500 square foot facility operated under the name The Colonel's Truck Accessories-Road N Truck. It was a full retail sales and installation facility located at 3234 E. Thousand Oaks Boulevard.

          CTA sold its Nashville, Tennessee store in February 2000. (See "Sale/Consolidation of Stores," below.) This 13,000 square foot facility, located at 85 Cleveland Street, acted as both a wholesale dealership and a retail sales point for the Nashville area.

          As discussed below under the heading "Sale/Consolidation of Stores," during 1999 CTA sold store and warehouse operations at the following locations:

•	4187 East Mission Boulevard, Pomona, California (2.4 acre open-air lot for retail sales)
•	2555 Lafayette Street, Santa Clara, California (6,000 square foot retail store)
•	567 Central Avenue, Upland, California (1,940 square foot retail store)
•	Route 119, Uniontown, Pennsylvania (20,000 square foot retail store)
•	Route 40, Uniontown, Pennsylvania (5,000 square foot retail store)
•	Route 60, Robinson Township, Pennsylvania (2,400 square foot retail store)
•	Route 3, Greensburg, Pennsylvania (3,500 square foot retail store)
•	57 South University Avenue, Morgantown, West Virginia (2,350 square foot retail store)
•	706 North Cran Highway, Glen Bernie, Maryland (2,400 square foot retail store)
•	6320 Virginia Beach Boulevard, Norfolk, Virginia (6,000 square foot retail store)

          Furthermore, CTA consolidated the following stores into its Whittier, California location:

•	1907 E. 7th Street, Los Angeles, California (4,600 square foot retail store)
•	12907 Garney, Baldwin Park, California (24,000 square foot warehouse and retail facility)

          CTA consolidated a 4,800 square foot retail facility located at 277 Mallary Station Road, Franklin, Tennessee into its Nashville, Tennessee location in 1999. (The Nashville location was subsequently sold.)

          CTA also consolidated the following stores into its El Paso, Texas location:

•	1575 El Paseo Avenue, Las Cruces, New Mexico (7,000 square feet retail and wholesale facility)
•	109 Highway 70 East, Ruidoso, New Mexico (5,500 square feet retail and wholesale facility)
•	2114 West 2nd Avenue, Roswell, New Mexico (7,500 square foot retail and wholesale facility)

          Finally, in 1999 CTA closed a 2,000 square foot Eastern Off Road retail sales located on Route 19 at Route 910, Wexford, Pennsylvania.

          Sale / Consolidation of Stores

          During 1999, CTA decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers and focus on its core activity of bedliner manufacturing in Owosso, Michigan. The retail store operations provided an excellent means of obtaining a presence in the marketplace and expanding production. However, during 1999, CTA sold a number of stores to existing and new distributors and consolidated stores in close proximity to effect cost reductions. CTA intends to continue this approach in 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

          During June 1999, CTA sold its Pomona, California store and consolidated its Baldwin Park, California store with its new Trader's store. It also consolidated its Roswell, New Mexico; Ruidoso, New Mexico; and Las Cruces, New Mexico stores with its El Paso, Texas store. In July 1999 CTA sold stores in Santa Clara, California and Upland, California. CTA also merged its Los Angeles, California store and the Rugged Liner warehouse in California into its new Trader's location in Whittier, California and merged its Franklin, Tennessee store into its Nashville, Tennessee store. The Wexford, Pennsylvania store was closed in August 1999. CTA sold the inventory and certain assets of its Eastern Off Road stores which are comprised of the Uniontown, Pennsylvania warehouse and stores in Pittsburgh, Pennsylvania, Greensburg, Pennsylvania; Morgantown, West Virginia; Glen Burnie, Maryland; and Norfolk, Virginia in November 1999. CTA also sold certain assets of its Riverside, California facility engaged in the manufacturing of fiberglass shells and tonneau covers in November 1999.

          Proceeds from the sale of store operations totaled approximately $1,246,000, substantially for the sale of inventory. A loss of $327,000 was incurred in the disposition of stores in 1999. An impairment loss of $570,000 was recorded on retail store assets held for sale which are expected to be sold in the second quarter of 2000. The impairment was recognized in order to record assets held for sale at net realizable value.

          CTA subsequently sold its Charlotte, North Carolina and Roseville, California stores in January, 2000, and its Nashville, Tennessee and Thousand Oaks, California stores in February 2000. Proceeds from the sale of these stores was $449,000.

          Revenues for the locations sold or consolidated with other locations was approximately $10,615,000 in 1999.

          The Company does not expect these sales and consolidations to have any adverse impact on the Company's future operations. Instead, management expects cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been and will be used to meet ongoing Company cash requirements.

The Colonel's Rugged Liner, Inc.

          General

          CRL was formed in March 1998 in connection with the April 1998 acquisitions by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In these acquisitions each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. In these mergers, CRL's name was changed to "Rugged Liner, Inc." However, in early 1999, CRL changed its name back to "The Colonel's Rugged Liner, Inc."

          Products

          CRL, which is located in Uniontown, Pennsylvania, manufactures non-skid bedliners and bed mats, ground lowering kits for light trucks, and three-piece tonneau covers. These products complement CTA's similar products and give customers a greater choice in their purchases.

          Manufacturing

          At CRL's facility in Uniontown, Pennsylvania, extruded plastic sheets are inserted into a rotary vacuum former to produce truck bedliners. After the products are made by the vacuum formers, they are hand trimmed and checked for quality assurance. Inventory is held within the CRL facility and shipped by common carrier. Total annual production capacity in the plant is estimated at over 130,000 units, assuming three shifts of operation. The facility currently runs one shift per day.

          Market

          CRL sells domestically through a distributor network, CTA retail stores, and manufacturers' representatives, as well as through distributors in 32 foreign countries. The Company does not have reliable data concerning the world market for bedliners.

          Competition

          CRL estimates that there are approximately 10 other manufacturers of bedliners in the United States. The two largest, Durakon Industries, Inc. and Penda Corporation, manufacture and sell the majority of all bedliners in the United States. The eight remaining manufacturers accounted for the remainder before CTA's entrance in the market. The Company estimates that CRL was the fourth largest manufacturer in this market before it was purchased by the Company. CTA and CRL combined are believed to be third in overall sales.

          Employees

          CRL employs approximately 27 people, including approximately 26 contract employees leased through SES. In connection with the acquisition of the Rugged Liner Companies, Mark German, formerly the President and majority shareholder of each of the Rugged Liner Companies, became the President of CRL. The Company believes that Mr. German's long-term standing in the industry, along with CTA's management personnel, bring a strong complementing background to the Company's management team.

          Properties

          CRL manufactures bedliners for export and SUV ground lowering kits in a leased 74,000 square foot building located on Route 119 in Uniontown, Pennsylvania, about one hour southeast of Pittsburgh, Pennsylvania. CRL also leased a 16,000 square foot distribution warehouse/service center located at 2090 South Hellman, Ontario, California. This facility was consolidated with CTA's Whittier, California location in July 1999. See "Sale/Consolidation of Stores," above.

          Consolidation of Bedliner Manufacturing Operating with CTA

          In 1999 the Company decided to consolidate CRL's Uniontown, Pennsylvania bedliner manufacturing operations with CTA's Owosso, Michigan facility during 2000 in an effort to create efficencies and reduce costs. As part of the consolidation, the Company impaired $1,583,000 of long lived assets comprised of tooling, molds, machinery and equipment, and furniture and fixtures at the Uniontown facility which were duplicative to assets in Owosso, Michigan and whose future use would not be substantial. The consolidation effort is anticipated to be completed in the second quarter of 2000, and is expected to reduce manufacturing and distribution costs.

The Colonel's Brainerd International Raceway, Inc.

          General Operations

          CBIR and its predecessors have operated the Brainerd International Raceway, which is located at 4343 Highway 371 North, Brainerd, Minnesota (the "Raceway"), since June 1973. At the Raceway, CBIR organizes and promotes various spectator events such as road and drag races, including races for sports cars, motorcycles and go-karts, and derives a substantial portion of its revenues from ticket sales and spectator attendance. In addition, CBIR permits the use of the Raceway by others who organize and promote racing events, and by individuals or commercial organizations who may use the Raceway for things such as automobile road testing or filming. All racing events, whether or not organized by CBIR, are conducted over a two to four-day period, usually encompassing a weekend.

          Sources of Revenue

          CBIR derives its revenues from four principal sources:  (1) ticket sales; (2) camping fees, concession sales, and track rentals; (3) entry fees; and (4) sponsorship fees. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season. Entry fees are received from race participants usually at the start of each race event.

          CBIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by CBIR for only five spectator events in 1999.

          Beer, soft drinks, candy and fast food items, such as hot dogs, barbecued chicken and ribs, are served at concession stands at various locations around the Raceway, but principally near the grandstand area. CBIR allowed both for-profit and nonprofit organizations to operate the concession stands for the five principal spectator events in 1999. CBIR receives a percentage of the gross sales of all concessions, but neither CBIR nor any affiliate of CBIR operates any of the food or beer concession stands. CBIR currently plans to continue its practice of allowing independent for-profit and nonprofit organizations to operate the food and beer concession stands.

          CBIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. The fee charged for such uses varies and is negotiated in each case.

          Events and Activities

          During 1999, CBIR organized and promoted several major spectator events, including two drag races (the "Federal-Mogul Drag Racing Series" and the NHRA "Winston Nationals"), two special events (the "The Colonel's Truck Accessories Show & Go" and the "The Colonel's Truck Accessories Muscle Car Shoot-Out"), and one motorcycle race (the "AMA Hitching Post Classic").

          The Federal-Mogul Drag Racing Series, held on May 21 through 23, 1999, was a drag racing event sponsored nationally by Federal-Mogul Corporation. A drag race is generally conducted between two vehicles from a standing start over a one-quarter mile track, using sophisticated starting and timing systems. The Federal-Mogul Drag Racing Series was sanctioned by the National Hot Rod Association (the "NHRA") and was one of a series of five events in the Central States Division of the NHRA. The Federal-Mogul Drag Racing Series was organized and promoted jointly by CBIR and the NHRA, and included both professional and amateur drivers who paid CBIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. The Sponsorship Agreement with Federal-Mogul Corporation for this event will expire in 2002.

          The Colonel's Truck Accessories Show & Go event was held on July 2 through 4, 1999. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Colonel's Truck Accessories Muscle Car Shoot-Out was held on July 23 through 25,

1999. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles.

          The AMA Hitching Post Classic, co-sponsored by Coca-Cola and Grand Casino Mille Lacs and held on July 30 through August 1, 1999, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event, previously known as the Suzuki Classic, featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

          The Winston Nationals event, held August 19 through 22, 1999, was sponsored by Winston under an agreement with the NHRA. This event features mainly professional drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of the R.J. Reynolds Tobacco Company and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Fuel Dragster, Top Fuel Funny Car, Pro Stock, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Winston Nationals are organized and promoted by the NHRA. The NHRA sanctions the Raceway from CBIR for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. CBIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The lease agreement with the NHRA is for one year with three three-year extensions (10 years total) at a fixed fee. CBIR extended its contract with the NHRA in 1999 through 2002. Under the sanction agreement, CBIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA.

          CBIR also organized and sponsored five weekend drag racing "bracket" events in 1999, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and CBIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

          In addition to the spectator events and the bracket races discussed above, there are racing events conducted on approximately 20 other weekends that are primarily for nonprofessional drivers and are often organized and sponsored by local and regional racing clubs, some of which may be members of or affiliated with national sanctioning organizations. While spectators attend these events, CBIR does not receive any revenues from ticket sales or engage in any significant promotion of these events.

          In 1999, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, in 1999, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association, a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 1999, the Northland Region Karting Association, affiliated with the World Karting Association (the "WKA"), organized and sponsored several go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 2000.

          CBIR will rent the Raceway to various individuals or organizations for their own unsanctioned events. Companies and other organizations use the track for winter cold weather testing, driving schools and to test or film the operation of various motor vehicles.

          In addition to attempting to continue to schedule the events discussed above, CBIR is also seeking to establish additional revenue producing uses for the Raceway. Events under consideration include additional spectator racing events and music festivals.

          Sanctioning Organizations

          Most racing events conducted at the Raceway, including the five principal spectator events held by CBIR in 1999, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters. CBIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the SCCA (governing sports cars), the NHRA (governing drag racing), the AMA (governing motorcycles) and the WKA (governing go-karts).

          Competition

          The closest comparable race track which conducts road racing events similar to those conducted by CBIR is located at Elkhart Lake, Wisconsin, which is approximately 75 miles northwest of Milwaukee, Wisconsin, approximately 475 miles from the Raceway and approximately 350 miles from Minneapolis/St. Paul, Minnesota. While there are drag race strips in Fargo, North Dakota, and Eau Claire, Wisconsin, the closest drag race strips that own equipment and conduct major drag race events comparable with that owned or conducted by CBIR are located in Indianapolis, Indiana and Chicago, Illinois. While other regional race tracks are not generally considered competitive with CBIR, other events in CBIR's market area, such as sporting events, festivals and concerts, may tend to attract persons who might otherwise attend CBIR's racing events. CBIR does not generally consider the schedules of other spectator events when scheduling its own events.

          Seasonal Business/Weather

          Substantially all of CBIR's revenues arise from operation of the Raceway during the period of April through October of each year. CBIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by CBIR. While sports car, stock car and motorcycle races may be conducted in many different weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket Buyers. A substantial majority of CBIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. For example, the Brainerd 200 snowmobile race, held over the 1994-1995 New Years' weekend, was adversely affected by limited snowfall occurring prior to the event, which reduced the number of snowmobile riders who traditionally visit the Brainerd area during that weekend. Bad weather was not a significant factor in 1999.

          Employees

          CBIR has 5 full-time employees. From April through October, CBIR employs four additional full-time grounds and track maintenance personnel. In addition, CBIR engages various independent contractors to handle matters such as public relations, drag racing events, perimeter and grounds security, ticket sales and ticket handling, emergency medical service, concessions and camping. None of the independent contractors engaged by CBIR are affiliated with CBIR as an officer or director.

          Properties

          CBIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. The Raceway was initially constructed and first utilized for competitive racing in 1968. The site of the Raceway consists of approximately 650 acres. The terrain of the site is slightly rolling and partially wooded. The track and various access roads are composed of blacktop.

          The Raceway is enclosed by a an eight-foot chain link fence. The site provides camping facilities and parking for approximately 17,500 vehicles. The Raceway contains several buildings, including a four-story tower containing eleven executive viewing suites, a control tower, three enclosed racing maintenance buildings divided into stalls for participant repairs and various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame construction. Grandstand bleachers for approximately 27,000 spectators are primarily located along the dragstrip.

          CBIR made substantial improvements to the drag race facility in 1999, earning an award as the most improved track by the NHRA. CBIR spent approximately $1,412,000 for new asphalt for parking and roadway entrances, new chain link fence around the perimeter of the property, a new administration office at the main entrance, a new canopy over the main gate entrance, a new walk up ticket sales building and additional bleacher seating capacity of 4,800.

          CBIR's executive offices are located at 927 South Saginaw Street Flint, Michigan 48502, where CBIR leases approximately 5000 square feet of office space.

The Colonel's, Inc.

          General

          As noted above, on December 17, 1998, The Colonel's completed the sale of substantially all of its assets to AutoLign Manufacturing Group, Inc. The sale was conducted pursuant to an Amended and Restated Asset Purchase Agreement dated November 23, 1998, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated December 17, 1998 (collectively, the "Asset Purchase Agreement"). The sale and the other transactions contemplated by the Asset Purchase Agreement were approved by the Company's shareholders at a special meeting held on December 17, 1998 at the Company's headquarters.

          Under the Asset Purchase Agreement, the price for the purchased assets was $38,000,000. In addition, at the closing of the sale, AutoLign assumed approximately $712,000 of accounts payable and certain of The Colonel's other obligations of approximately $223,000. Under the terms of the Asset Purchase Agreement, $250,000 of the purchase price was deposited in escrow for the purpose of satisfying certain environmental investigation and potential cleanup obligations of The Colonel's following the closing. The Company received $122,000 out of the environmental escrow fund in 1999. The Company believes that the remaining balance in the fund is adequate to cover any future environmental liabilities under the Asset Purchase Agreement. The purchase price and the other terms of the Asset Purchase Agreement were arrived at pursuant to arms' length negotiations between the Company and AutoLign.

          Prior to the sale, The Colonel's was a leading domestic manufacturer of plastic replacement bumpers and fascias for the automotive aftermarket industry in North America. The Colonel's designed, manufactured and distributed plastic bumpers, fascias, support beams and brackets for application as replacement collision parts for domestic automobile models. In addition, The Colonel's resold plastic replacement bumpers and fascias for use as replacement collision parts on import automobile models and for models manufactured domestically by foreign-based automobile manufacturers. The Colonel's also manufactured parts for these models to a limited extent. The Colonel's manufactured its products through the use of reaction injection molding and plastic injection molding technology at its former facility in Milan, Michigan.

          Properties

          The Colonel's owns a 312,000 square foot facility at 5550 Occidental Highway, Tecumseh, Michigan where the Company's headquarters are located. The Company also leases space to third parties.

Item 2.	Properties

          The Company is a holding company with no independent operations. The properties of CTA, CRL, CBIR and The Colonel's are addressed below.

          CTA.  The properties of CTA are discussed in Item 1--"The Colonel's Truck Accessories, Inc.--Properties."

          CRL.  The properties of CRL are discussed in Item 1--"The Colonel's Rugged Liner, Inc.-- Properties."

          CBIR.  The properties of CBIR are discussed in Item 1--"The Colonel's Brainerd International Raceway, Inc.--Properties."

          The Colonel's.  The properties of The Colonel's are discussed in Item 1--"The Colonel's,Inc.-- Properties."

Item 3.	Legal Proceedings

          The Company is involved in various legal proceedings that have arisen in the normal course of its operations. While the results of such proceedings cannot be predicted with certainty, management believes that any amounts that may be required to be paid in connection with the final outcome of such matters, in addition to amounts presently accrued, will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

Item 4.	Submission of Matters to A Vote of Security Holders.

          No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 1999 through the solicitation of proxies or otherwise.

PART II
Item 5.	Market for Registrant's Common Equity and Related Shareholder Matters

          The Company's Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record of Common Stock in the Company on March 20, 2000 was 243.

          The table below sets forth the high and low sales prices by calendar quarter for the Company's Common Stock for 1999 and 1998.

	1999		1998
	High	Low	High	Low

January-March	$ 7.875	$3.00	$9.25	$5.75
April-June	$ 8.50	$5.00	$9.688	$7.75
July-September	$ 9.00	$4.75	$8.125	$6.00
October-December	$10.652	$3.625	$7.125	$3.00

          During 1999 and 1998 the Company did not declare or pay any cash dividends on its Common Stock. The Company does not anticipate declaring or paying any dividends in the foreseeable future. Management intends to apply earnings, if any, to the development of the business of its subsidiaries.

          The Company made no unregistered sales of its securities in 1999.

Item 6.	Selected Financial Data.

          Omitted pursuant to Rule 12b-25.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          Omitted pursuant to Rule 12b-25.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          Omitted pursuant to Rule 12b-25.

Item 8.	Financial Statements and Supplementary Data.

          Omitted pursuant to Rule 12b-25.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

          The information required by this item is incorporated by reference from the sections entitled "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

          The information required by this item is incorporated by reference from the sections entitled "Compensation of Directors," and "Executive Compensation" in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

          The information required by this item is incorporated by reference from the section entitled "Voting Securities" in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions.

          The information required by this item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Company's definitive proxy statement relating to its 2000 Annual Meeting of Shareholders.

Item 14(a)(1).	Financial Statements.

          Omitted pursuant to Rule 12b-25.

Item 14(a)(2).	Financial Statement Schedules.

          Omitted pursuant to Rule 12b-25.

Item 14(a)(3).	Exhibits.

          The following exhibits are filed as part of this report.

Exhibit Number	Description
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

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1	Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

10.1	1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.*

10.2

June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3	Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

21	Subsidiaries of the Registrant. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998.

24	Powers of Attorney

27	Financial Data Schedule. Omitted pursuant to Rule 12b-25.

____________________

* Management contract or compensatory plan or arrangement.

Item 14(b).	Reports on Form 8-K.

        On November 4, 1999, the Company filed a Report on Form 8-K to announce that Mark German had resigned as an officer and director of the Company. No financial statements were included with this Form 8-K .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONEL'S INTERNATIONAL, INC.

Dated: March 30, 2000	By: /s/ Donald J. Williamson Donald J. Williamson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald J. Williamson Donald J. Williamson	Chairman of the Board, Chief Executive Officer and Director	March 30, 2000

*/s/J. Daniel Frisina J. Daniel Frisina	Director	March 30, 2000

*/s/Ted M. Gans Ted M. Gans	Director	March 30, 2000

*/s/Donald Gorman Donald Gorman	Director	March 30, 2000

*/s/Mark S. Stevens Mark S. Stevens	Director	March 30, 2000

*/s/Ronald Rolak Ronald Rolak	Director	March 30, 2000

*By /s/Gregory Strzynski Gregory T. Strzynski Attorney-in-fact

EXHIBIT INDEX
Exhibit Number	Description

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

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1	Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

10.1	1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.*

10.2

June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3	Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

21	Subsidiaries of the Registrant. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998.

24	Powers of Attorney.

27	Financial Data Schedule. Omitted pursuant to Rule 12b-25.

____________________

* Management contract or compensatory plan or arrangement.