Form 10-K/A
period 1999-12-31
COLONELS INTERNATIONAL INC
filed 2000-04-14
CIK 771249

The following items were the subject of a Form 12b-25 and
are included herein: Items 6, 7, 7A and 8; and Exhibit 27.

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

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 20, 2000: 24,518,326.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 20, 2000:  $4,464,040.00

Documents and information incorporated by reference: Items 10, 11, 12, and 13 are incorporated by reference from the registrant's definitive Proxy Statement for 2000 Annual Meeting of Shareholders.

          The Colonel's International, Inc. (the "Company") files this Amendment No. 1 to Form 10-K for the purpose of supplying the information required by Items 6, 7, 7A, and 8 of the Form 10-K, which items had previously been omitted pursuant to Rule 12b-25 under the Securities Exchange Act of 1934, as amended, as well as Exhibit 27. Capitalized terms used but not defined in this Amendment No. 1 have the meanings ascribed to them in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2000.

Forward-Looking Statements

          With the exception of historical matters, the matters discussed in this Amendment No. 1 to Form 10-K, particularly descriptions of the Company's plans to develop and expand the business of The Colonel's Truck Accessories, Inc., contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products or trucks and sport utility vehicles (SUVs); the cost and availability of inventories, raw materials and equipment to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in economic conditions; and the ability of the Company to sell certain of its retail stores on favorable terms. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

PART II
Item 6.	Selected Financial Data.

          The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1999 has been derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and related notes thereto included in Appendix A and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

	1999	1998	1997	1996	1995
Operations(1):
Operating revenues	$36,217,508	$29,931,869	$11,772,242	$ 6,476,625	$ --
Loss from continuing
operations	$ (5,078,556)	$ (2,488,422)	$ (1,190,086)	$(1,635,840)	$ --
Net (loss) income(2)	$ (5,078,556)	$11,005,592	$ 3,408,759	$ 2,521,986	$ 1,862,474
Basic and diluted
(loss) earnings per share
From continuing operations:	$ (0.21)	$ (0.10)	$ (0.05)	$ (0.07)	$ --
Net (loss) income	$ (0.21)	$ 0.45	$ 0.14	$ 0.10	$ --
Pro forma earnings
per share(3)	$ --	$ --	$ --	$ --	$ 0.11

Financial Condition:
Current assets	$12,259,422	$30,605,006	$16,267,880	$13,638,100	$11,483,401
Current liabilities	$10,151,718	$13,628,479	$13,160,122	$16,659,846	$15,026,023
Total assets	$40,424,503	$52,422,893	$44,940,280	$42,610,295	$38,243,986
Long term obligations	$ 3,073,601	$ 3,942,686	$ 8,844,055	$ 6,321,175	$ 6,064,705

______________________

(1)

The Company sold substantially all of the assets of The Colonel's, Inc. used in its bumper production operations to AutoLign Manufacturing Group, Inc. pursuant to an Asset Purchase Agreement in December 1998. As a result, operating revenues and loss from continuing operations for all periods presented do not include the operations of the bumper division. The results of the discontinued operations are included in net income.

(2)

Effective December 31, 1995, The Colonel's, Inc. changed its tax status from an S Corporation to a C Corporation for federal income tax purposes. Prior to December 31, 1995, The Colonel's income was not taxable to the Company and was passed through to its shareholders.

(3)

The pro forma earnings per share have been derived from the income statement of the Company for the year ended December 31, 1995, adjusted to give effect to the change in tax status of The Colonel's, Inc. as if such change had occurred at the beginning of the period.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Background and Subsidiaries

          As discussed herein, the Company has four subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL"), The Colonel's Brainerd International Raceway, Inc. ("CBIR") and The Colonel's, Inc ("The Colonel's"). Information about the businesses of these subsidiaries is set forth in Item 1 of The Company's Form 10-K filed with the Securities and Exchange Commission on March 30, 2000. References to "the Company" herein should be read to include the Company and its subsidiaries as a whole, unless the context indicates otherwise.

Sale/Consolidation of Stores and Uniontown Bedliner Facility

          During 1999, CTA decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers and focus on its core activity of bedliner manufacturing in Owosso, Michigan. CTA's retail store operations provided an excellent means of obtaining a presence in the marketplace and expanding production. However, during 1999, CTA sold a number of store operations to existing and new distributors and consolidated store operations that were in close proximity to each other to effect cost reductions. CTA intends to continue selling its remaining store operations in 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

          During June 1999, CTA sold its Pomona, California store operations and consolidated its Baldwin Park, California store operations into its new Trader's store. It also consolidated its Roswell, New Mexico; Ruidoso, New Mexico; and Las Cruces, New Mexico store operations with its El Paso, Texas store. In July 1999 CTA sold store operations in Santa Clara, California and Upland, California. CTA also merged its Los Angeles, California store operations and the Rugged Liner warehouse in California into its new Trader's location in Whittier, California and merged its Franklin, Tennessee store operations into its Nashville, Tennessee store. The Wexford, Pennsylvania store operations were closed in August 1999. CTA sold the inventory and certain assets of its Eastern Off Road store operations, which were comprised of the Uniontown, Pennsylvania warehouse and stores in Pittsburgh, Pennsylvania, Greensburg, Pennsylvania; Morgantown, West Virginia; Glen Burnie, Maryland; and Norfolk, Virginia, in November 1999. CTA also sold certain assets of its Riverside, California facility engaged in the manufacturing of fiberglass shells and tonneau covers in November 1999.

          Proceeds from the sales of store operations totaled approximately $1,246,000, predominantly for the sale of inventory. A loss of $327,000 was incurred in the disposition of stores in 1999, and is included in selling, general and administrative expense in the consolidated financial statements included in Appendix A. An impairment loss of $836,000 (consisting of $570,000 for property, plant and equipment and inventory and $266,000 for goodwill) was recorded related to retail store assets held for sale which management plans to sell in the second quarter of 2000. The impairment was recognized in order to record assets held for sale at net realizable values. See Notes 3 and 8 to the accompanying consolidated financial statements in Appendix A.

          CTA subsequently sold its Charlotte, North Carolina and Roseville, California store operations in January 2000, and its Nashville, Tennessee and Thousand Oaks, California store operations in February 2000. Proceeds from the sale of these stores was $449,000.

        1999 revenues for the operations sold or consolidated with other locations were approximately $10,615,000.

          In December 1999, the Company decided to consolidate CRL's Uniontown, Pennsylvania bedliner manufacturing operations with CTA's Owosso, Michigan facility in an effort to increase efficiency and reduce costs. As part of the consolidation, the Company wrote down $1,583,000 of impaired fixed assets comprised of tooling, molds, machinery and equipment, and furniture and fixtures at the Uniontown facility which were duplicative of assets in Owosso, Michigan and would no longer be used to produce CRL products. The consolidation effort is anticipated to be completed in the second quarter of 2000, and is expected to reduce manufacturing and distribution costs. Goodwill of approximately $840,000 associated with the purchase of the Rugged Liner business was written off in 1999 as a result of the Company's decision to discontinue several product lines. See Notes 2, 3 and 8 to the consolidated financial statements included in Appendix A.

          The Company does not expect an adverse impact on future operations due to cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been and will be used to meet the Company's ongoing cash requirements.

Liquidity and Capital Resources

          During the three years ended December 31, 1999, the Company has funded its working capital and capital expenditure requirements using cash flows from operations and bank borrowing under revolving lines of credit and bank notes. The revolving lines of credit and bank notes were paid in full at the time of the December 1998 sale of the bumper production operations of The Colonel's described below in "Results of Discontinued Operations." To meet its current obligations, the Company, as well as its majority shareholder and related entities, are actively pursuing various financing arrangements. Management anticipates that it will be able to obtain sufficient funds to meet the Company's future cash requirements.

          The Company's consolidated current assets decreased from $30,605,000 at December 31, 1998 to $12,259,000 at December 31, 1999. This decrease primarily related to capital expenditures made during this period for which the Company paid cash and a loan of $5,200,000 of cash to a related party. The Company's consolidated current liabilities decreased from $13,628,000 at December 31, 1998 to $10,152,000 at December 31, 1999. This primarily relates to a $5,551,000 decrease in income taxes payable, offset by a $1,107,000 increase in accounts payable and a $889,000 increase in accrued expenses.

          Cash decreased by $17,234,000 from the year end 1998 to the year end 1999 due to acquisitions of land and buildings, machinery and equipment, including an aircraft; racetrack and concession improvements and grandstand additions at CBIR's facility; payments on small vehicle loans; a loan to a related party; and payments made toward the Company's 1998 income tax liability. The cash balance was unusually high at the end of 1998 due to the sale of the Company's bumper production operations, which was completed in December 1998.

          Accounts receivable - trade decreased by approximately $1,316,000 from $3,072,000 as of December 31, 1998 to $1,756,000 at December 31, 1999 due to better management of collections and early payment discounts. The Company also experienced a reduction in retail accounts receivable due to the sale of store operations.

          An account receivable from a related party of $420,000 was established in the fourth quarter of 1999. All but approximately $131,000 was subsequently paid in 2000. See Note 6 to the consolidated financial statements included in Appendix A.

          Notes receivable at December 31, 1999, increased by $4,919,000 over December 31, 1998, due to a $5,200,000 note from a related party. This note is secured with a personal guarantee from the majority shareholder, and requires monthly principal and interest payments. Payment was made on a $200,000 related party demand note in 1999. An additional demand note of $1,401,000 due and payable by November 13, 1999 from the majority shareholder (which bears 8% interest) was outstanding as of December 31, 1999. On April 12, 2000, the due date was extended to May 15, 2000 by the Board of Directors. Interest on the $1,401,000 note is accrued through December 31, 1999 and was paid after year end. On April 14, 2000, the note was paid in full.

          Inventories decreased by approximately $44,000 between December 31, 1998 and December 31, 1999, falling from $6,088,000 to $6,044,000, primarily as a result of opening additional retail stores, offset by store sales and consolidations. See "Sale/Consolidation of Stores and Uniontown Bedliner Facility" above and Note 8 to the consolidated financial statements included in Appendix A.

          Net assets held for sale were $929,000 at December 31, 1999 and are comprised of retail store assets with a carrying value of $501,000 (See Note 8 to the consolidated financial statements included in Appendix A) as well as presses not currently used in production with a carrying value of $428,000. There were no assets held for sale at December 31, 1998.

          Net deferred tax assets decreased by $1,042,000 from December 31, 1998 to December 31, 1999 as a result of recording a valuation allowance related to the net deferred tax assets. See Notes 3 and 12 to the consolidated financial statements included in Appendix A.

          Other assets - current increased $25,000 from $498,000 at December 31, 1998 to $523,000 at December 31, 1999.

          Property, plant and equipment increased by approximately $2,052,000 from $16,929,000 at December 31, 1998 to $18,981,000 at December 31, 1999, primarily due to the purchase of the Company's new headquarters in Tecumseh, Michigan for $4,150,000, the purchase and refurbishment of an airplane for $1,700,000, track facility and building improvements for $809,000, bleacher additions of $603,000 and molds, tooling and other productive equipment for $477,000. These increases were offset by the sale of retail store assets with a carrying value of $561,000, the reclassification of remaining retail store assets with a carrying value of $501,000 to net assets held for sale, the write off of impaired assets of $2,330,000 and depreciation for the period of $2,750,000.

          Goodwill decreased by approximately $1,640,000 from $4,169,000 at December 31, 1998 to $2,529,000 at December 31, 1999, primarily as a result of the impairment of $840,000 goodwill associated with the purchase of the Rugged Liner business which is discontinuing certain product lines, $266,000 of goodwill impairment related to retail stores held for sale and normal amortization expense of $645,000 using a seven-year life. See Notes 3 and 8 to the consolidated financial statements included in Appendix A.

          Other assets - long term increased $933,000 from $720,000 at December 31, 1998 to $1,653,000 at December 31, 1999 primarily due to the purchase of land and a building.

Liabilities and Equity

          Accounts payable increased from $3,077,000 at December 31, 1998 to $4,184,000 at December 31, 1999, primarily due to cash being used to satisfy the Company's 1998 federal income tax liability.

        Accrued expenses increased by $889,000 from $1,144,000 at December 31, 1998 to $2,033,000 at December 31, 1999 primarily due to accrued interest associated with the late payment of the Company's 1998 federal income tax. See Notes 11 and 12 to the consolidated financial statements included in Appendix A.

          Deferred compensation decreased by $96,000, from $270,000 at December 31, 1998 to $174,000 at December 31, 1999, due to normal payments. See Note 14 to the consolidated financial statements included in Appendix A.

          Net deferred tax liabilities at December 31, 1998 were $1,191,000. There were no deferred tax liabilities at December 31, 1999.

          Income taxes payable decreased from $8,221,000 at December 31, 1998 to $2,671,000 at December 31, 1999, primarily due to payments made on the Company's 1998 federal income tax liability and 1999 operating losses available to carry back to prior periods. In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived the penalty but not interest.

          The Company is making monthly payments of $500,000 toward its outstanding tax liability and has paid a total of $1,750,000 subsequent to year end further reducing its 1998 tax liabilty to $921,000 plus interest as of April 14, 2000. It is the Company's intent to repay the tax liability with the funds received on April 14, 2000 on the note receivable from the majority shareholder of $1,401,000 (see "Liquidity and Capital Resources" above). Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes plus interest. To date the agent has taken no action due to the Company's commitment to pay the remaining balance.

Outstanding Loans

          With the proceeds of the December 1998 sale of The Colonel's assets described above (see also "Results of Discontinued Operations," below), the Company paid off its bank line of credit and notes. At that time, the Company suspended its credit facilities with its lending institution. Interest paid during 1998 on a monthly basis was at prime and was secured by all of the Company's assets, principally accounts receivable and inventory.

          CBIR entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. CBIR also has a term loan of $250,000 which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate and a single principal payment of $50,000 per year through 2004.

          In 1995, The Colonel's leased $2,689,000 of equipment under a six-year equipment lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000, structured in the same manner as noted above. The present value of the minimum lease payments related to this leased equipment at December 31, 1999 was $3,129,000.

          The Company believes that it will be able to satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements that may be necessary from time to time.

Results of Continuing Operations

          The comparative financial statements are divided into two sections, the results of operations of the continuing companies and the results of discontinued operations as the result of the sale of the bumper production operations for the years ended December 31, 1998 and 1997. Refer to the consolidated financial statements and notes thereto included in Appendix A for further information.

          Revenues from continuing operations were $36,218,000, $29,932,000, and $11,772,000, for the years ended December 31, 1999, 1998 and 1997, respectively. The $24,446,000 growth in 1999 over 1997 was primarily due to the addition and acquisition of sixteen new factory and warehouse/store operations during 1997 and 1998. CTA was started in 1996 and grew through acquisitions of retail outlet operations. CTA's wholesale business represented $9,065,000 in 1999 compared to $7,826,000 in 1998 and $7,501,000 in 1997. CTA's warehouses and retail outlet stores contributed $1,400,000 to revenue in 1997, the first year of operation, $13,600,000 in 1998, and $16,619,000 in 1999. CBIR revenues increased from $2,871,000 in 1997 to $3,364,000 in 1998 and $3,646,000 in 1999. CRL, which was acquired in April 1998, contributed $5,142,000 in the eight months of 1998 following the Company's acquisition of it and $6,888,000 in 1999.

          Cost of sales as a percentage of revenues were 84%, 89% and 81% in 1999, 1998 and 1997, respectively. The increase in 1998 over 1997 was due to the expansion and start up of CTA Truck Accessories stores, which generally sold at lower gross margins than wholesale sales, in an effort to establish market share. The decrease in 1999 from 1998 was mainly attributable to efficiencies associated with the store operations being on a continued basis as opposed to start-up, as well as higher production and sales volumes. Gross profit was 16%, 11% and 19% of sales in 1999, 1998 and 1997 respectively.

          Selling, general and administrative expenses were $10,387,000, $6,683,000 and $3,730,000 in 1999, 1998 and 1997 respectively, or as a percentage of revenues, 29%, 22%, and 32% for 1999, 1998 and 1997, respectively. The large increase in absolute dollars in 1999 over 1998 and 1997 is primarily due to the allocation of a portion of expenses to discontinued operations for 1998 and 1997. Additionally, goodwill amortization increased in connection with the acquisition of CRL in April 1998. The increases in 1999 and 1998 over 1997 are also attributable to the set-up, administration and promotion of additional retail stores. Included in selling, general and administrative expense in 1999 is a loss of $327,000 related to the sale of inventory and certain retail store assets. This was offset by a gain of $281,000 realized due to the sale of certain land, building and production presses with a combined carrying value of $596,000. See Note 8 to the consolidated financial statements included in Appendix A.

          Write-down of impaired assets of $3,481,000 for 1999 includes $570,000 for property, plant and equipment and inventory at retail store locations held for sale, $266,000 in goodwill associated with store locations held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, furniture and fixtures in use at the Company's Uniontown, Pennsylvania bedliner facility to be closed during the second quarter of 2000, as well as $840,000 in goodwill associated with the Rugged Liner product lines. The Company is consolidating its manufacturing operations into its Owosso, Michigan facility and is selling or closing retail stores to reduce manufacturing costs and selling, general and administrative expenses. See Notes 2, 3, and 8 to the consolidated financial statements included in Appendix A. There was no write-down of impaired assets in 1998 or 1997.

        Interest expense increased from $721,000 in 1998 to $1,252,000 for 1999. This increase was due to the assessment of approximately $800,000 of interest by the IRS for failure of the Company to pay its 1998 federal income tax liability when due (see Note 12 to the consolidated financial statements included in Appendix A), offset by the Company's ability to repay vehicle financing during the first quarter of 1999 and the reduction of other debt. Interest expense increased from $526,000 in 1997 to $721,000 in 1998 due to additional debt used to finance store inventories through a line of credit, which was paid off when the bumper operations were sold.

          Interest income increased in 1999 by $603,000 over 1998 from $57,000 to $660,000 because of short term investment of excess cash and interest earned on notes receivable from the majority shareholder and related entities. Interest income increased in 1998 over 1997 by $45,000 due to short term investment of excess cash.

          Net rental income was $470,000 in 1999, primarily due to the rental of production space at the Company's headquarters in Tecumseh, Michigan to third parties. There was no rental income in 1998 or 1997.

Results of Discontinued Operations

          As previously discussed, in December 1998 the Company sold substantially all of the assets of The Colonel's used in its bumper production operations. The bumper production operations contributed $1,818,000 (net of tax) and $4,599,000 (net of tax) for 1998 and 1997, respectively, and $11,676,000 (net of tax) from the sale of the assets in 1998. Taxes on the gain on sale of discontinued operations were approximately $5,382,000.

Market Risk Disclosure

          On occasion, the Company has inventory purchase commitments outside the United States that are subject to foreign market fluctuations. At present, all sales transactions are conducted in U.S. Dollars. The Company does not believe that it faces significant exposure to foreign currency fluctuations. However, as the Company's sales to foreign countries continue to expand there is a risk that such markets may suddenly change and that the Company may have to accept payment in foreign currencies.

          The Company from time to time purchases products from outside the United States. The Company usually pays for its purchases in U.S. Dollars. These purchases are based on the foreign countries' economic conditions and because the Company markets and sells its products throughout the world, it could be affected by a weak economic condition associated with a foreign entity.

          Other than the term loans described above, and the other items described in Note 10 to the consolidated financial statements included in Appendix A, the Company currently has no outstanding borrowings. When the Company borrows money in the future, the Company may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

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

          The Company's new contract with the NHRA for the national race at the CBIR race facility is critical to the track. The track obtains 60% of its sales and 70% of its profit from this race. The loss of the national race with the NHRA would immediately impact CBIR's income potential.

          The Company operates using a very small management group. The sudden loss of one of the key managers could have an immediate impact on the corporation because of the lack of cross trained personnel.

Effects of Inflation

          The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's revenues or profitability. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

New Accounting Standard

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133") which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company will adopt this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined.

Segment Reporting

          For a discussion of the Company's business segments, see Note 20 to the consolidated financial statements included in Appendix A.

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

          The Company did not experience any material disruptions to its operations arising from the failure of the Company's computer systems or other equipment to properly handle the year 2000 issue. To date, the Company has spent approximately $270,000 to address the year 2000 issue. These costs were expensed as incurred.

Subsequent Events

          Pursuant to the Merger Agreement between the Company, Rugged Liner, Inc. and affiliated companies (collectively, the "Rugged Liner Companies"), and the shareholders of the Rugged Liner Companies, on January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put option to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089 (see Note 4 to the consolidated financial statements included in Appendix A). This amount has not been paid to date. Subsequently, the former shareholders of the Rugged Liner Companies filed a summons in the Court of Common Pleas alleging they are owed this amount. Additionally, one of the former shareholders had the right to require the Company to obtain a letter of credit to secure payment of the Company's future obligations under the Merger Agreement. By letter dated March 3, 2000, counsel for the former shareholder demanded that the Company obtain such a letter of credit to secure approximately $2,793,000 in current and future obligations under the Merger Agreement.

          CTA subsequently sold inventory and certain assets of its Charlotte, North Carolina and Roseville California stores in January, 2000, and its Nashville, Tennessee and Thousand Oaks, California stores in February, 2000. Proceeds from the sale of these stores were approximately $449,000. Revenues for these stores were approximately $3,775,000 in 1999.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

          See the discussion under the heading "Market Risk Disclosure" in Item 7 above, which is herein incorporated by reference.

Item 8.	Financial Statements and Supplementary Data.

          The financial statements and supplementary data required under Item 8 are set forth in Appendix A to this Report on Form 10-K and are herein incorporated by reference.

PART III
Item 14(a)(1).	Financial Statements.

          Attached as Appendix A.

          The following consolidated financial statements of The Colonel's International, Inc. and subsidiaries are filed as a part of this report:

*	Auditors' Report
*	Consolidated Balance Sheets as of December 31, 1999 and 1998
*	Consolidated Statements of Operations for years ended December 31, 1999, 1998 and 1997
*	Consolidated Statements of Shareholders' Equity for years ended December 31, 1999, 1998 and 1997
*	Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997
*	Notes to Consolidated Financial Statements for years ended December 31, 1999, 1998 and 1997
*	Independent Auditors' Report on Schedule II
*	Schedule II - Valuation and Qualifying Accounts

Item 14(a)(2).	Financial Statement Schedules.

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

10.3	Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

21	Subsidiaries of the Registrant. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

27	Financial Data Schedule.

____________________

* Management contract or compensatory plan or arrangement.

Item 14(b).	Reports on Form 8-K.

        On November 4, 1999, the Company filed a Report on Form 8-K to announce that Mark German had resigned as an officer and director of the Company. No financial statements were included with this Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONEL'S INTERNATIONAL, INC.

Dated: April 14, 2000	By: /s/ Donald J. Williamson Donald J. Williamson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

By: /s/ Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Principal Financial Officer)

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald J. Williamson Donald J. Williamson	Chairman of the Board, Chief Executive Officer and Director	April 14, 2000

*/s/J. Daniel Frisina J. Daniel Frisina	Director	April 14, 2000

*/s/Ted M. Gans Ted M. Gans	Director	April 14, 2000

*/s/Donald Gorman Donald Gorman	Director	April 14, 2000

*/s/Mark S. Stevens Mark S. Stevens	Director	April 14, 2000

*/s/Ronald Rolak Ronald Rolak	Director	April 14, 2000

*By /s/Gregory T. Strzynski Gregory T. Strzynski Attorney-in-fact

APPENDIX A

FINANCIAL STATEMENTS

The Colonel's International, Inc. Consolidated Financial Statements for the Years Ended December 31, 1999, 1998 and 1997, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
The Colonel's International, Inc.
Tecumseh, Michigan

We have audited the accompanying consolidated balance sheets of The Colonel's International, Inc. (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced significant losses from continuing operations in 1997, 1998 and 1999, and is experiencing liquidity problems in meeting its current obligations due to its inability to realize proceeds from related party receivables and its inability to obtain financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Deloitte & Touche LLP

April 14, 2000

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998

ASSETS	1999	1998

CURRENT ASSETS:
Cash	$1,069,338	$18,303,097
Accounts receivable Trade (net of allowance for doubtful accounts of $713,000 and $1,048,000 at December 31, 1999
and 1998, respectively)	1,756,355	3,072,330
Related party (Note 6)	419,784	--
Notes receivable - related party (Notes 5 and 16)	1,517,698	1,600,787
Inventories (Note 7)	6,044,379	6,088,332
Net assets held for sale (Note 8)	929,025	--
Deferred taxes - current (Note 12)	--	1,042,000
Other	522,843	498,460

Total current assets	12,259,422	30,605,006

PROPERTY, PLANT AND EQUIPMENT - Net
(Notes 9, 10 and 14)	18,980,980	16,929,227

OTHER ASSETS:
Notes receivable - related party (Notes 5 and 16)	5,001,685	--
Goodwill (Net of accumulated amortization and impairment
of $2,094,000 and $637,000 in 1999 and 1998, respectively),
(Notes 3 and 4)	2,528,981	4,168,589
Other	1,653,435	720,071

Total other assets	9,184,101	4,888,660

TOTAL ASSETS (Note 10)	$40,424,503	$52,422,893

See notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY	1999	1998

CURRENT LIABILITIES:
Current portion of long-term obligations (Note 10)	$ 1,204,528	$ 1,089,138
Accounts payable	4,184,161	3,077,409
Accrued expenses (Note 11)	2,033,077	1,144,370
Current portion of deferred compensation (Note 14)	59,279	95,667
Income taxes payable (Note 12)	2,670,673	8,221,895

Total current liabilities	10,151,718	13,628,479

LONG-TERM OBLIGATIONS, NET OF CURRENT
PORTION (Note 10)	3,073,601	3,942,686

LONG-TERM PORTION OF DEFERRED
COMPENSATION (Note 14)	114,400	173,678

DEFERRED TAXES - LONG-TERM (Note 12)	--	1,191,000

SHAREHOLDERS' EQUITY:
Common stock; 35,000,000 shares authorized at $.01
par value, 24,518,326 and 24,631,832 shares issued
and outstanding in 1999 and 1998, respectively	245,183	246,318
(Notes 13 and 15)
Additional paid-in capital	7,908,336	9,230,911
Retained earnings	18,931,265	24,009,821

Total shareholders' equity	27,084,784	33,487,050

TOTAL LIABILITIES AND SHAREHOLDERS'
EQUITY	$40,424,503	$52,422,893

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

	1999	1998	1997

SALES (Note 16)	$ 36,217,508	$29,931,869	$11,772,242

COST OF SALES (Note 16)	30,368,231	26,709,718	9,550,184

GROSS PROFIT	5,849,277	3,222,151	2,222,058

SELLING, GENERAL AND ADMINISTRATIVE
EXPENSES	10,387,106	6,682,569	3,730,153

WRITE - DOWN OF IMPAIRED ASSETS
(Note 3)	3,480,938	--	--

Loss from operations	(8,018,767)	(3,460,418)	(1,508,095)

OTHER INCOME (EXPENSE):
Interest expense	(1,252,390)	(720,532)	(526,294)
Interest income (Note 16)	660,075	56,582	12,052
Net rental income	469,671	--	--
Other	(47,821)	(5,702)	(3,749)

Other expense, net	(170,465)	(669,652)	(517,991)

LOSS FROM CONTINUING OPERATIONS
BEFORE INCOME TAX BENEFIT	(8,189,232)	(4,130,070)	(2,026,086)

INCOME TAX BENEFIT (Note 12)	3,110,676	1,641,628	836,000

LOSS FROM CONTINUING OPERATIONS	(5,078,556)	(2,488,442)	(1,190,086)

DISCONTINUED OPERATIONS:
Income from discontinued operations, net
of tax (Note 12)	--	1,818,316	4,598,845
Gain on sale of discontinued operations, net of
tax (Note 12)	--	11,675,718	--

NET (LOSS) INCOME	$ (5,078,556)	$ 11,005,592	$ 3,408,759

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE:
From continuing operations	$ (0.21)	$ (0.10)	$ (0.05)
Income and gain from discontinued operations	$ --	$ 0.55	$ 0.19
Net (loss) income	$ (0.21)	$ 0.45	$ 0.14

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

	Common Stock		Additional Paid-in	Retained
	Shares	Amount	Capital	Earnings	Total

BALANCE, JANUARY 1, 1997	24,177,805	$ 241,778	$ 5,606,239	$ 9,595,470	$ 15,443,487

Net income	--	--	--	3,408,759	3,408,759

BALANCE, DECEMBER 31, 1997	24,177,805	241,778	5,606,239	13,004,229	18,852,246

Issuance of common shares to acquire
Rugged Liner (Note 4)	454,027	4,540	3,673,078		3,677,618

Transactions with shareholders (Note 16)			(48,406)		(48,406)

Net income	--	--	--	11,005,592	11,005,592

BALANCE, DECEMBER 31, 1998	24,631,832	246,318	9,230,911	24,009,821	33,487,050

Common Stock Redeemed
113,506 shares (Note 13, 16 and 21)	(113,506)	(1,135)	(929,954)	--	(931,089)

Advance on Put Option (Note 13)	--	--	(392,621)		(392,621)

Net Loss	--	--	--	(5,078,556)	(5,078,556)

BALANCE, DECEMBER 31, 1999	24,518,326	$ 245,183	$ 7,908,336	$ 18,931,265	$ 27,084,784

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$ (5,078,556)	$ 11,005,592	$ 3,408,759
Adjustments to reconcile net income to net cash
provided by operating activities:
Income from discontinued operations	--	(13,494,034)	(4,598,845)
Depreciation and amortization	3,375,166	2,951,677	1,831,562
Impairment of long lived assets and goodwill (Note 3)	3,480,983
Commission payment to majority shareholders (Note 16)	--	946,315
Deferred tax provision	(149,000)	(3,044,000)	289,000
Net loss on sale of store operations	301,174
Gain (loss) on sale of property, plant and equipment	(194,063)	--	(85,019)
Changes in assets and liabilities that provided
(used) cash, net of effects from the 1998
discontinued operations and acquisitions:
Accounts receivable	1,038,660	(845,429)	(679,654)
Inventories	(565,343)	(1,438,503)	(1,139,166)
Accounts payable	1,100,160	939,819	545,171
Accrued expenses	496,088	(289,490)	(1,411,724)
Income taxes payable	(5,551,222)	7,296,346	(269,451)
Other	59,156	(337,770)	(117,116)

Net cash (used in) provided by continuing operations	(1,686,797)	3,690,523	(2,226,483)

Net cash provided by discontinued operations	--	25,283,735	5,308,093

Net cash (used in) provided by operating activities	(1,686,797)	28,974,258	3,081,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of store operations, net of cash acquired	(473,653)	(5,404,155)	--
Capital expenditures	(10,454,799)	(1,684,989)	(673,980)
Proceeds from sale of property and equipment	72,595	--	1,208,688
Deposits made on property and equipment	--	(605,539)	(891,840)
Additions to notes receivable - related party	(5,200,000)	(1,702,146)	(1,044,956)
Payments received on notes receivable - related party	281,616	200,000	--
Payments received on land contract receivable	2,228	--	--
Proceeds from sale of businesses, net of cash sold	1,245,533	--	--
Proceeds from sale of assets held for sale	689,400	--	23,000

Net cash used in continuing investing activities	(13,837,080)	(9,196,829)	(1,379,088)

Net cash provided by(used in) discontinued investing activities	--	10,263,677	(2,319,537)

Net cash (used in) provided by investing activities	(13,837,080)	1,066,848	(3,698,625)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (payments) borrowings under notes payable	--	(6,000,000)	550,000
Proceeds from long-term obligations	402,700	7,214,811	7,033,387
Principal payments on long-term debt	(327,954)	(13,633,706)	(4,686,213)
Principal payments on obligations under capital leases	(853,539)	(994,360)	(877,993)
Common stock redeemed	(931,089)	--	--
Transactions with shareholders	--	(48,406)	--

Net cash (used in) provided by financing activities	(1,709,882)	(13,461,661)	2,019,181

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS	(17,233,759)	16,579,445	1,402,166

CASH AND CASH EQUIVALENTS, BEGINNING OF
YEAR	18,303,097	1,723,652	321,486

CASH AND CASH EQUIVALENTS, END OF YEAR	$ 1,069,338	$ 18,303,097	$ 1,723,652

(continued)

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
	1999	1998	1997

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest	$ 411,673	$ 1,740,608	$ 1,308,875

Cash paid during the year for taxes	$2,589,546	$ 250,000	$ 2,209,268

SUPPLEMENTAL SCHEDULES OF NONCASH
FINANCING AND INVESTING ACTIVITIES:

Commission payment to majority shareholders in lieu of receiving
payment on remaining balance of note receivable (Note 16)		$ 946,315

Future inventory credits issued in connection
with acquisitions (Note 4)		$ 513,223

Common stock issued in connection with the acquisition
of Rugged Liner Companies (Note 4)		$ 3,677,618

Transfer of deposits to property, plant and equipment
relating to property placed in service	$ 139,214	$ 481,180	$ 1,049,255

Property additions from the issuance of capital leases	$ 25,097		$ 351,705

Note receivable from sale of property	$ 135,000

Increase in accrued expenses for future share redemption (Note 13)	$ 392,620

Change in notes receivable from non - cash interim financing
transactions with related parties (Note 5)	$ 142,468

(concluded)

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 and 1997

1.	ORGANIZATION

The Colonel's International, Inc. (the "Company") is a holding company for four wholly owned subsidiaries, The Colonel's, Inc. ("The Colonel's"), The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL") and The Colonel's Brainerd International Raceway, Inc. ("CBIR"). In addition, The Colonel's Dealers Choice ("Dealers Choice") is a wholly owned subsidiary of CTA. The Colonel's designed, manufactured and distributed plastic automotive bumper fascias and miscellaneous reinforcement beams and brackets, as replacement collision parts to the automotive aftermarket industry in North America. Substantially all of the assets of The Colonel's were sold to AutoLign Manufacturing Group, Inc. on December 17, 1998, (Note 19). CTA began operations on January 1, 1996 and was subsequently incorporated in Michigan in 1997. CTA produces truck bedliners for sale to new vehicle dealers and the automotive aftermarket. CTA also owns retail stores and sells manufactured bedliners and other truck accessories. CRL was formed in March of 1998 in connection with the April 1998 acquisitions of four Pennsylvania corporations engaged in the truck accessory business, (Note 4). CBIR was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. CBIR organizes and promotes various spectator events relating to road and drag races.
2.	MANAGEMENT'S PLAN

The accompanying consolidated financial statements have been prepared based on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has experienced significant losses from continuing operations in 1997, 1998 and 1999, and is experiencing liquidity problems in meeting its current obligations (including the payment of its remaining 1998 federal income tax liability of $2.7 million plus interest of $798,000 at December 31, 2000), due to its inability to realize proceeds from related party receivables (Note 5) and its inability to obtain financing. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recovery and classifications of recorded asset amounts or the amounts and classifications of liabilities that might be necessary should the Company be unable to continue as a going concern.

To return to profitable operations, the Company plans to consolidate its manufacturing operations into one facility and continue to sell or close various retail store operations. These actions may reduce manufacturing costs and selling, general and administrative expenses to a level necessary to generate funds from operations. To meet its current obligations, the Company, as well as its majority shareholders and affiliated entities, are actively pursuing various financing arrangements. Management anticipates that it will be able to obtain sufficient funds to meet the Company's future cash requirements. However, no assurances can be made that this will occur. If management is unable to obtain sufficient funding and/or liquidate its related party receivables and ultimately achieve profitable operations, the Company will be unable to continue as a going concern.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries, The Colonel's, CTA, CRL and CBIR. All significant intercompany accounts and transactions have been eliminated.

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

Goodwill is being amortized using the straight-line method over 7 years. The carrying value of goodwill is assessed annually for recoverability using a discounted cash flow approach based on cash flows which benefit directly from the goodwill. Certain goodwill associated with the purchase of the Rugged Liner business and retail store operations held for sale was impaired in 1999. Refer to "Accounting for Certain Long-lived Assets" below and Note 8.

Accounting for Certain Long-lived Assets - The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During fiscal year 1999, the Company wrote down approximately $3,481,000 of impaired long-lived assets. The write down included $570,000 of property, plant and equipment, and inventory at retail store locations which are held for sale (Note 8), goodwill of $266,000 associated with retail store assets held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, and furniture and fixtures at the Company's Uniontown, Pennsylvania bedliner manufacturing facility. The Company is currently in the process of consolidating its Pennsylvania manufacturing operations into its Michigan facility in an effort to reduce costs and improve productivity. Accordingly, the sustained use of these assets is unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their net realizable value.

As a result of management's decision to discontinue certain product lines at CRL's Pennsylvania facility, the goodwill associated with the purchase of the Pennsylvania facility was partially impaired. The $840,000 goodwill impairment was determined in a pro rata manner based on the revenue streams associated with the products to be discontinued compared to the revenue streams associated with products which will continue to be produced.

Income Taxes - The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established to reduce deferred income tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period, plus or minus the change during the period, in deferred income taxes and valuation allowance.

Fair Value of Financial Instruments - The carrying value of accounts and notes receivable, accounts payable and long-term debt approximate fair value.

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

Earnings Per Share - Basic (loss) earnings per share for 1999, 1998 and 1997 was calculated as net (loss) income divided by the weighted average number of common shares outstanding of 24,518,326, 24,491,270 and 24,177,805, respectively. Diluted (loss) earnings per share was calculated as net (loss) income divided by the weighted average number of common shares outstanding, increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued of 2,729 for 1998 and 701 for 1997, respectively. Due to the net loss reported in 1999, any potentially dilutive shares assumed to be issued would have been anti-dilutive to the calculation of 1999 earnings per share. Due to the small number of additional potentially dilutive shares, there was a de minimus effect on earnings per share. Therefore, basic and diluted earnings per share are the same (Note 15).

On March 1, 1999; June 30, 1999; and September 1, 1999, options to purchase 3,500; 700; and 3,675 shares of common stock at $4.00, $8.00 and $6.50 per share, respectively, were issued. On March 1 and September 1, 1998, options to purchase 3,175 and 3,325 shares of common stock at $8.25 and $6.88 per share, respectively, were issued. These options were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common shares outstanding during both 1999 and 1998.

New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative financial instruments. The Statement requires recognition of derivatives in the statement of financial position, to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether is qualifies for hedge accounting. This Statement is effective for the Company's financial statements beginning in 2001. The Company is currently studying the future effects of adopting this Statement. However, due to the Company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

Reclassifications - Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation.
4.	ACQUISITION OF BUSINESSES

In May 1999, CTA purchased the assets of Trader's LLC, a nationally known catalog retailer of truck accessories, for $461,000 in cash and assumption of $114,000 in liabilities. Trader's has a 42,000 square foot facility in Whittier, California. The pro forma effect of the Trader's acquisition was not material to the consolidated financial statements.

During 1998, the Company acquired inventory of $1,281,000, accounts receivable of $219,000, property of $974,000, other assets of $42,000, debt of $432,000, accounts payable of $359,000 and other liabilities of $47,000 in seven separate purchases. The total cash paid for the assets was approximately $1,265,000. In addition to cash paid, the Company provided the sellers with future credits for the purchase of $513,000 of the Company's inventory. Goodwill of approximately $100,000 was recorded as a result of these acquisitions, and is being amortized over seven years. This goodwill was subsequently impaired based on management's decision to sell retail store operations. See Notes 3 and 8. The acquisitions have been accounted for under the purchase method and, accordingly, the results of operations are included in the consolidated operating results since the date of acquisition. These acquisitions were made for the purpose of expanding CTA.

Also, during the second quarter of 1998, the Company acquired Rugged Liner, Inc. and three affiliated companies (the "Rugged Liner Companies"). The acquisition has been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. The allocation of the purchase price to the net assets acquired resulted in the Company acquiring inventory of $899,000, accounts receivable of $1,052,000, property of $2,389,000, other assets of $109,000, debt of $13,000, accounts payable of $575,000 and other liabilities of $150,000. The total cash, stock (454,027 shares), and other consideration paid for assets, exclusive of the liabilities assumed, was $7,908,000. Goodwill of approximately $4,197,000 was recorded as a result of this acquisition and is being amortized over seven years. Refer to Note 3 "Accounting for Certain Long-lived Assets" for a description of goodwill impairment in 1999. In accordance with the Merger Agreement for this transaction, the shares of the Company's common stock issued to the shareholders of the Rugged Liner Companies are subject to the shareholders' right to require the Company to redeem up to 25% of such shares annually beginning in 1999 and ending in 2002 for $8.20 per share. As described in Note 13, 113,506 shares were redeemed in 1999 at a price of $8.20 per share.

The following pro forma financial information (unaudited) for continuing operations is presented for the years ended December 31, 1998 and 1997 as if the Rugged Liner Companies and certain of the other 1998 acquisitions had occurred on January 1, 1997.

	1998	1997

Revenue	$33,362,331	$25,064,825

Net Loss from continuing operations	$(2,770,163)	$(2,299,742)

Loss per share - basic and diluted	$(0.11)	$(0.10)

5.	NOTES RECEIVABLE - RELATED PARTY

During the first quarter of 1999, a note receivable from South Saginaw LLC, a company affiliated through common ownership (Note 16), of $5,200,000 was established. The note requires monthly payments of $43,976, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a mortgage and personal guarantee. The majority shareholder and affiliated entities are in the process of seeking funds and have informed the Company they intend to pay this debt in the near term.

On November 13, 1998 a demand note for $1,401,000 from Williamson Buick-GMC, Inc., a company affiliated through common ownership (Note 16), was established. The note was due and payable by November 13, 1999 and bears interest at 8%. Interest on this note is accrued through December 31, 1999 and was paid subsequent to December 31, 1999. On April 12, 2000 the due date was extended to May 15, 2000 by the Company's Board of Directors. On April 14, 2000 the note was paid in full.

On June 15, 1998, a demand note from the majority shareholder for $200,000 bearing interest at 8% was issued. The note was paid in full in 1999.

During the third quarter of 1997, an unsecured note receivable at an interest rate of 8% from the majority shareholders was established for $1,044,956 of which $200,000 was paid in 1998. In December, 1998 the remaining balance of $844,956 plus interest of $101,359 was cancelled and commission expense to the majority shareholder was recorded for his efforts to consummate the sale of the assets of The Colonel's to AutoLign (Note 19).
6.	ACCOUNTS RECEIVABLE-RELATED PARTY

During 1999, the Company paid certain expenses on behalf of affiliated entities. All but approximately $131,000 of the amount outstanding at December 31, 1999 of $419,784 was subsequently paid (Note 16).
7.	INVENTORIES

Inventories at December 31 are summarized as follows:
	1999	1998

Finished products	$ 5,283,860	$ 5,701,017
Raw materials	760,519	387,315

Total inventories	$ 6,044,379	$ 6,088,332

8.	NET ASSETS HELD FOR SALE

During 1999, the Company decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers. During 1999, the Company sold certain store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions. The Company intends to continue selling retail store operations in 2000.

Proceeds from the sale of store operations totaled approximately $1,246,000, primarily for the sale of inventory because most stores were operated on leased property. A loss of $327,000 was incurred in the disposition of stores in 1999, and is included in selling, general and administrative expense in the financial statements. An impairment loss of $836,000 (Note 3) was recorded to adjust the carrying value of retail store assets held for sale to estimated net realizable value. The sale of store operations is expected to be completed in the second quarter of 2000. The net book value of retail assets held for sale at December 31, 1999 was $500,525.

Revenues for the locations sold or consolidated with other locations in 1999 was approximately $6,839,000 in 1999.

Also included in net assets held for sale are production presses with a carrying value of $428,500 at December 31, 1999. During 1999, the Company disposed of certain land, building and production presses with a combined carrying value of $596,000, recognizing a gain of $280,690, which is also included in selling, general and administrative expense.
9.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31 is summarized as follows:
	1999	1998

Land and improvements	$ 4,979,387	$ 3,276,217
Track	1,821,553	1,781,299
Buildings	4,214,921	1,709,228
Leasehold improvements	85,512	243,847
Bleachers and fencing	1,501,294	755,662
Equipment (including equipment under capital lease)	8,278,818	9,623,859
Transportation equipment	3,678,535	1,246,535
Furniture and fixtures	593,387	853,624
Tooling	3,533,033	3,483,510
Construction in progress	145,062	--
Total	28,831,502	22,973,781
Less accumulated depreciation and amortization	(9,850,522)	(6,044,554)

Net property, plant and equipment	$ 18,980,980	$ 16,929,227

As described in Note 3 "Accounting for Certain Long-lived Assets" the Company recorded an impairment loss in 1999 of approximately $2.3 million related to certain furniture and fixtures, tooling, molds and machinery and equipment. This impairment loss is included in accumulated deprecation and amortization at December 31, 1999.

The gross amount of equipment recorded under capital leases was $6,434,050 and $7,709,814 at December 31, 1999 and 1998, respectively. The related accumulated depreciation was $2,954,058 and $3,137,966 at December 31, 1999 and 1998, respectively.

The Company purchased land and a building in Tecumseh, Michigan for $4,150,000 and land in Brainerd, Minnesota for $53,394 in 1999. The Company purchased land in Flint, Michigan and Collinsville, Illinois for a total of $781,817 in 1998.
10.	LONG-TERM OBLIGATIONS

Long-term obligations at December 31 consist of the following:
	1999	1998

Term loan, annual installments of $100,678 plus interest at
9% through May 2003. Secured by related assets	$ 402,700	$ --
Mortgage payable to a bank, interest at the bank's prime
rate plus 2% (effective rate of 10.5% and 9.5% at
December 31,1999 and 1998, respectively), annual principal
payments of $50,000 plus interest due quarterly, through
September 2004. Secured by underlying property	250,000	300,000
Capital lease obligations through December 2002;
monthly installments include interest at rates between
7.5% and 8.75%, collateralized by the related machinery
and equipment	3,593,712	4,399,655
Capital lease obligation through March 1999; monthly
installments of $15,987 including interest at 8.5%	--	47,594
Vehicle financing	--	136,245
Other	31,717	148,330
Total	4,278,129	5,031,824
Less current portion	(1,204,528)	(1,089,138)

Long-term	$ 3,073,601	$ 3,942,686

The scheduled future repayments of long-term obligations at December 31, 1999 are as follows:
2000	$ 1,204,529
2001	1,194,802
2002	1,270,796
2003	558,002
2004	50,000
Thereafter	--

Total	$ 4,278,129

The Company's line of credit expired in conjunction with the sale of The Colonel's assets on December 17, 1998 (Note 19). The weighted average interest rate on the line was 7.75% 1998.

11.	ACCRUED EXPENSES

Accrued expenses at December 31 consist of the following:
	1999	1998

Accrued settlements (Note 17)	$ 150,000	$ 562,633
Accrued interest (Note 12)	854,252	--
Accrued liability, common stock redeemed (Notes 13 and 21)	392,621	--
Other	636,204	581,707
Total	$2,033,077	$1,144,370

12.	INCOME TAXES

For the years ended December 31, the Company's provision for income taxes consists of the following:
	1999	1998	1997

Current:
Federal	$ (2,791,000)	$ (891,000)	$ (740,000)
State	(171,000)	(83,000)	(58,000)
Total Current	(2,962,000)	(974,000)	(798,000)

Deferred
Federal	(68,000)	(603,000)	(34,000)
State	(81,000)	(64,000)	(4,000)
Total deferred	(149,000)	(667,000)	(38,000)

Income tax benefit	$ (3,111,000)	$ (1,641,000)	$ (836,000)

Tax provision for discontinued operations	$ --	$ 932,000	$ 2,782,000

Tax provision for gain on sale of
discontinued operations	$ --	$ 5,382,000

The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:
	1999	1998

Current deferred tax assets:
Allowance for doubtful accounts	$ 271,000	$ 398,000
Inventory obsolescence	153,000	157,000
Accrued legal	158,000	253,000
Other	191,000	234,000
Total	773,000	1,042,000
Valuation allowance	(773,000)	--

Total	$ --	$ 1,042,000

Noncurrent deferred tax assets (liabilities):
Net operating loss carryforwards	$ 324,000	$ 315,000
Depreciation	(1,092,000)	(914,000)
Goodwill	338,000	138,000
Goodwill impairment	319,000	--
Fixed asset impairment	903,000	--
Other	(440,000)	(415,000)
Total	352,000	(876,000)
Valuation allowance	(352,000)	(315,000)

Total	$ --	$ (1,191,000)

The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:
	1999	1998	1997

Federal income tax at statutory rate	$ (2,867,000)	$ (1,407,000)	$ (754,564)
State taxes	(246,000)	(114,000)	(66,411)
Valuation allowance	810,000	(125,000)	(21,000)
Return as filed adjustment	(338,000)
Other	(470,000)	5,000	5,975

Income tax benefit	$ (3,111,000)	$ (1,641,000)	$ (836,000)

Effective tax rate	38%	40%	36%

At December 31, 1999, the Company has net operating loss carryforwards for tax purposes of $926,800 expiring in 2004 to 2008. During 1999, the Company incurred a net operating loss of $6,290,000 that is eligible for carryback to 1997 and 1998.

In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived the penalty but not interest.

The Company is making monthly payments of $500,000 toward its outstanding tax liability and has paid a total of $1,750,000. Subsequent to year end further reducing its 1998 tax liability to $921,000 as of April 14, 2000. It is the Company's intent to repay the tax liability with the funds received on April 14, 2000 on the note receivable from the majority shareholder of $1,401,000. See Note 5. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes plus interest. To date the agent has taken no action due to the Company's commitment to pay the remaining balance.
13.	COMMON STOCK REDEEMED

Pursuant to the Merger Agreement between the Company, the Rugged Liner Companies and the shareholders of the Rugged Liner Companies, on March 6, 1999, the former shareholders of the Rugged Liner Companies exercised 25% of their put option to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089. Additionally, the Merger Agreement provides that if the "Average Anniversary Trading Price" of the Company's Common Stock received by the shareholders of the Rugged Liner Companies does not equal or exceed the average trading price of $8.20 per share, the Company shall pay the Rugged Liner shareholders the difference between these two amounts multiplied by the number of shares remaining. The Company has recorded an additional liability of $392,621 and charged equity related to the April 24, 1999 anniversary date. This amount will be offset against future amounts owed upon exercise of the put options (Note 21).
14.	COMMITMENTS

The Company leases trucks and equipment under capital leases (Note 10). The Company also leases warehouse and retail store space under noncancelable operating lease agreements. The warehouse leases require the Company to pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 1999 are summarized as follows:
	Capital Leases	Operating Leases
Years ending December 31:
2000	$ 1,044,131	$ 1,126,025
2001	1,044,138	966,455
2002	1,120,111	891,255
2003	407,327	878,158
2004	--	849,564
Thereafter	--	3,306,280

Total	3,615,707	$ 8,017,737
Less amount representing interest	487,150
Present value of minimum lease payments	3,128,557
Less current maturities	1,044,131

Long-term portion of capital lease obligations	$ 2,084,426

Rent expense, including month to month rentals, was approximately $1,467,312, $2,591,978 and $1,652,808 for the years ended December 31, 1999, 1998 and 1997, respectively. Included in rent expense are amounts paid to the related parties of the Company for rental of its principal operating facilities (Note 16).

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

The Company entered into a three-year sales agency agreement beginning March 1, 1997, and makes guaranteed payments of $102,000 per year. The Company may terminate this agreement, but is obligated to pay a portion of the remaining compensation due under the terms of the agreement. The Company recorded a liability and related deferred costs for the portion assigned to compensation. The deferred cost amount is being amortized to operations over the term of the agreement.

The Company signed a purchase commitment of $450,000 to construct a six unit townhouse at CBIR. The Company made a progress payment of $145,062 in 1999 for work completed
15.	STOCK OPTIONS

The Company's 1995 Long-Term Incentive Plan allows the issuance of up to 4,000,000 shares of Common Stock options to key employees, executive officers and outside directors, and also permits the grant or award of restricted stock, stock appreciation rights or stock awards. The term of an option cannot exceed 10 years from the grant date. The vesting period for the options is 6 months from the date of grant.

The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation cost for the Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net (loss) income would have been $(5,101,864), $10,984,800 and $3,188,036 for 1999, 1998 and 1997, respectively. Basic and diluted (loss) earnings per share would have been $(0.21), $0.45 and $0.13 for 1999, 1998 and 1997, respectively.

The fair value of the options granted included in the above calculation is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,
	1999	1998	1997

Risk free interest rate	5.47%	5.34%	5.74%
Expected life	10 years	10 years	7.19 years
Expected volatility	87%	85%	91%
Dividend yield	0%	0%	0%
Weighted average grant date fair value	$ 4.82	$ 6.53	$ 5.34

Information with respect to options granted and cancelled for the years ended December 31, is as follows:
	Shares	Average Price Per Share

Options Outstanding at December 31, 1995	--	--
Options granted	2,150	$ 6.01

Options Outstanding at December 31, 1996	2,150	$ 6.01
Options granted	64,625	$ 6.50

Options Outstanding at December 31, 1997	66,775	$ 6.48
Options granted	6,500	$ 7.55
Options cancelled	(10,900)	$ 6.50

Options Outstanding at December 31, 1998	62,375	$ 6.59
Options granted	7,875	$ 5.52
Options cancelled	(21,355)	$ 6.46

Options Outstanding at December 31, 1999	48,895	$ 6.44

Summary information about the Company's stock options outstanding at December 31, 1999 is as follows:
Range of Exercise Price	Options Outstanding and Exercisable at 12/31/99	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$3-$5	2,800	9.16	$ 4.00
$5-$7	41,750	5.19	$ 6.43
$7-$9	4,345	7.98	$ 8.11
$5-$9	48,895	5.66	$ 6.44

At December 31, 1999, 1998, and 1997, options to purchase 45,220, 59,050 and 63,750 shares had vested, respectively.
16.	RELATED PARTY TRANSACTIONS

The primary parties related to the Company are as follows:
•	The majority shareholders, with whom various transactions are made.

•	620 Platt Road LLC ("Platt"), a company affiliated through common ownership, to which rental payments are made for the Owosso facility and the former Milan facility.

•	South Saginaw LLC ("Saginaw"), a company affiliated through common ownership to which a loan was made in 1999.

•

Williamson Buick-GMC, Inc.; Williamson Chevrolet, Cadillac, Inc.; and Williamson Lincoln, Mercury, Dodge, Inc., companies affiliated through common ownership, from which automobiles, parts, and service are purchased and sold, and to which a loan was made.

•	The former shareholders of the Rugged Liner Companies. Pursuant to the Merger Agreement, the Rugged Liner shareholders exercised 25% of their put option (Notes 4, 13 and 21) in both 1999 and 2000.

A summary of transactions with these related parties as of and for the years ended December 31 is as follows:
	1999	1998	1997
Majority shareholders:

Note receivable from shareholder (Note 5)	$ --	$ 200,000	$ --
Note receivable from shareholders (Note 5)	--	--	1,044,956
Collection on note receivable from shareholders	200,000	200,000
Interest income on note receivable from shareholders	14,071	50,696	50,663
Commission payment to majority shareholders in
lieu of receiving payment on remaining balance of note
receivable and interest in conjunction with the sale of
The Colonel's	--	946,315	--
Accounts receivable - related party (Note 6)	419,784	--	--

Platt:
Rental payments	240,000	1,070,000	1,350,000
Capital repayment	--	48,406	--

Saginaw:
Note receivable (Note 5)	5,200,000	--	--
Collection on note receivable	81,616	--	--
Interest income on note receivable	309,848	--	--

Williamson Buick:
Purchases of automobiles, parts and services	62,030	191,455	66,831
Interest income on note receivable	112,080	--	--
Sales of inventory	135,996	27,000	110,043
Note receivable	--	1,401,000

Williamson Chevrolet Cadillac, Inc:
Sales of inventory	4,587	--	--

Williamson Lincoln Mercury Dodge, Inc:
Purchases of automobiles, parts and services	35,354	--	--
Sales of inventory	23,419	--	--

The Rugged Liner Shareholders:
Payment of put options exercised (Notes 4, 13 and 21)	931,089	--	--

17.	LITIGATION

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

The Company had been involved in various lawsuits pertaining to a class action suit resulting from the production of bedliners. The suits alleged that the bedliners insulate a gas can when filled which may cause a static charge that could result in a fire. The Company formed a coalition with other bedliner manufacturers to defend this class action suit. Though the Company did not produce bedliners at the time of the alleged incidents, the Company elected to participate in the class action suit. This suit was settled in 1998 for $144,000. This amount is included in accrued settlements at December 31, 1998.

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
18.	ENVIRONMENTAL REMEDIATION

The Company sold substantially all of the assets of The Colonel's in Milan, Michigan to AutoLign Manufacturing Group, Inc. on December 17, 1998, pursuant to an Amended and Restated Asset Purchase Agreement dated November 23, 1998, as amended by a First Amendment to Amended and Restated Asset Purchase Agreement dated December 17, 1998. This agreement requires the Company to provide for successful remediation of certain environmental matters, to the extent not completed as of December 17, 1998. An Environmental Escrow Fund (the "Fund") in the amount of $250,000, funded by the Company, was established at closing pursuant to an Environmental Escrow Fund Agreement. The monies in the Fund shall be released periodically and paid directly to an environmental consultant upon approval by Colonel's and AutoLign Manufacturing Group, Inc., or released to The Colonel's if not used by December 31, 2000, unless the Environmental Escrow Fund Agreement is terminated in writing at an earlier date mutually by The Colonel's and AutoLign Manufacturing Group, Inc., in which case the unused funds will be released to The Colonel's at such early date. The Company received $122,000 out of the Fund in 1999. The Company believes that the remaining balance in the Fund is adequate to cover any future environmental liabilities to AutoLign Manufacturing Group, Inc.

19.	DISCONTINUED OPERATIONS

On December 17, 1998, the Company sold substantially all of the assets of The Colonel's to AutoLign Manufacturing Group, Inc. for $38,000,000 plus assumption of liabilities of approximately $900,000. The sale resulted in a pre-tax gain of approximately $17,058,000. Results for 1997 have been restated to classify these operations as discontinued.
20.	SEGMENTS OF BUSINESS

In 1998 the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information," which established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Statement also established standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer.

The Company's reportable segments are strategic business units that offer different products and services. The business units have been divided into two reportable segments; the manufacture and sale of bedliners and other truck accessories ("Truck Accessories"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

The accounting policies of the segments are the same as those described in Note 3. The Company evaluates performance based on stand-alone segment operating income. Intersegment sales and transfers, interest income and expense are not significant. Reportable segments for 1997 were restated to exclude the "bumper segment," which was sold during 1998.

Financial information segregated by reportable segments is as follows:
	1999	1998	1997

SALES:
Truck Accessories	$ 32,571,832	$ 26,568,227	$ 8,900,855
Raceway	3,645,676	3,363,642	2,871,387
Sub-Total	36,217,508	29,931,869	11,772,242
Discontinued Operations	--	26,734,953	34,577,872

Total	$ 36,217,508	$ 56,666,822	$ 46,350,114

(LOSS) INCOME FROM OPERATIONS:
Truck Accessories	$ (7,403,213)	$ (3,498,039)	$ (1,630,308)
Raceway	(615,554)	37,621	122,213
Sub-Total	(8,018,767)	(3,460,418)	(1,508,095)
Discontinued Operations	--	3,657,431	7,822,010

Total	$ (8,018,767)	$ 197,013	$ 6,313,915

IDENTIFIABLE ASSETS:
Truck Accessories	$ 32,834,516	$ 46,795,302	$ 11,490,331
Raceway	7,589,987	5,497,591	5,571,669
Sub-Total	40,424,503	52,292,893	17,062,000
Discontinued Operations	--	--	27,878,280

Total	$ 40,424,503	$ 52,292,893	$ 44,940,280

CAPITAL EXPENDITURES:
Truck Accessories	$ 8,844,071	$ 5,192,829	$ 826,857
Raceway	1,610,728	425,798	290,173
Sub-Total	10,454,799	5,618,627	1,117,030
Discontinued Operations	--	1,606,490	3,667,508

Total	$ 10,454,799	$ 7,225,117	$ 4,784,538

DEPRECIATION AND AMORTIZATION:
Truck Accessories	$ 2,795,436	$ 1,904,826	$ 1,146,495
Raceway	579,730	539,307	511,781
Sub-Total	3,375,166	2,444,133	1,658,276
Discontinued Operations	--	2,755,539	2,770,601

Total	$ 3,375,166	$ 5,199,672	$ 4,428,877

As disclosed in Notes 3 and 8, certain long-lived assets, including goodwill related to the Truck Accessories segment, were determined to be impaired and written down by $3,481,000 to net realizable value in 1999.

All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:
	1999	1998	1997

United States	$ 34,916,155	$ 54,425,273	$ 44,927,722
Foreign	1,301,353	2,241,549	1,422,392
Consolidated	$ 36,217,508	$ 56,666,822	$ 46,350,114

The Company had sales to one customer of 24% in 1998 and 23% in 1997 relating to the discontinued segment.
21.	SUBSEQUENT EVENTS (UNAUDITED)

Pursuant to the Merger Agreement between the Company, the Rugged Liner Companies and the shareholders of the Rugged Liner Companies, on January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put option to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089 (see Note 4). This amount has not been paid to date. Subsequently, the former shareholders of the Rugged Liner Companies filed a summons in the Court of Common Pleas alleging they are owed this amount. Additionally, one of the former shareholders had the right to require the Company to obtain a letter of credit to secure payment of the Company's future obligations under the Merger Agreement. By letter dated March 3, 2000, counsel for the former shareholder demanded that the Company obtain such a letter of credit to secure approximately $2,793,000 in current and future obligations under the Merger Agreement.

The Company has sold inventory and certain assets of its Charlotte, North Carolina and Roseville California stores in January, 2000, and its Nashville, Tennessee and Thousand Oaks, California stores in February, 2000. Proceeds from the sale of these stores was approximately $449,000. Revenues for these stores was approximately $3,775,000 in 1999.
22.	FOURTH QUARTER ADJUSTMENTS (UNAUDITED)

During the fourth quarters of 1999 and 1998 the Company recorded the following year-end adjustments which increased the loss from continuing operations before income tax benefit for the following items:
	1999	1998
Write-down of carrying value of net assets held for
sale (Note 8)	$ 836,000	--
Write-down of long-lived assets associated with Rugged Liner
operations, including $840,000 of goodwill (Note 3)	$2,423,000	--
Write-down of impaired tooling and molds at
Owosso facility (Note 3)	$ 222,000	--
Allowance for doubtful accounts	--	$ 845,000
Inventory:
Obsolescence reserve	--	160,000
Net adjustments to reduce inventory balance	--	2,800,000

In December 1999, management announced its decision to consolidate certain Rugged Liner operations into the Owosso facility and to discontinue certain product lines. As a result, management identified certain assets which were determined to be impaired based on cash flow projections associated with Rugged Liner operations.

Management also decided to sell certain retail store operations in the fourth quarter of 1999. As such, assets held for sale were written down to estimated net realizable value at December 31, 1999.

The 1998 inventory adjustments resulted in a negative gross profit margin from continuing operations of approximately $2,622,000 in the fourth quarter of 1998 on related revenues of approximately $7,948,000 (excluding CBIR). Under the Company's method of accounting for inventory and cost of sales, it is necessary to perform physical inventory counts on an interim basis and adjust the accounting records accordingly. These procedures may not have been consistently performed in 1998. Consequently, it is not possible to determine which portion, if any, of the above net adjustments to reduce inventory balance applies to the previously reported quarterly financial information for each quarter of 1998.

******

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
The Colonel's International, Inc.
Tecumseh, Michigan

We have audited the consolidated financial statements of The Colonel's International, Inc. (the "Company") as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated April 14, 2000; such report expresses an unqualified opinion and includes an explanatory paragraph which indicates that there are matters that raise substantial doubt about the Company's ability to continue as a going concern and is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule listed in Item 14 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

April 14, 2000

1

THE COLONEL'S INTERNATIONAL, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	BALANCE JANUARY 1	ADDITIONS CHARGED TO COSTS AND EXPENSES	DEDUCTIONS CHARGED TO TO OTHER ACCOUNTS	RECOVERIES WRITE-OFFS AND DISPOSALS	BALANCE DECEMBER 31

DOUBTFUL ACCOUNTS RESERVES

For the year ended December 31:
1999	1,048,000	386,000	--	(721,000)	713,000
1998	493,000	845,000	73,000	(363,000)	1,048,000
1997	574,000	153,000	--	(234,000)	493,000

INVENTORY RESERVES

For the year ended December 31:
1999	414,000	--	--	(12,000)	402,000
1998	268,000	158,349	134,309	(146,658)	414,000
1997	146,658	121,342	--	--	268,000

TAX VALUATION ALLOWANCE

For the year ended December 31:
1999	315,000	810,000	--	--	1,125,000
1998	440,000	--	--	(125,000)	315,000
1997	461,000	11,000	--	(32,000)	440,000

2

EXHIBIT INDEX
Exhibit Number	Description

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

10.3	Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

21	Subsidiaries of the Registrant. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998.

23	Consent of Deloitte & Touche LLP.

24	Powers of Attorney. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

27	Financial Data Schedule.

____________________

* Management contract or compensatory plan or arrangement.