Form 10-K/A
period 1999-12-31
COLONELS INTERNATIONAL INC
filed 2000-05-01
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
Form 10-K/A
(Amendment No. 2)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________________ to ________________________

Commission File Number: 2-98277C

THE COLONEL'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3262264 (I.R.S. employer identification no.)

5550 Occidental Highway, Tecumseh, Michigan (Address of principal executive offices)	49286 (Zip code)

Registrant's telephone number, including area code:  (517) 423-4800

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value	Nasdaq SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes      X            No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   _________

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of April 24, 2000: 24,518,326.

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on April 24, 2000:  $3,666,890.

         The Colonel's International, Inc. (the "Company") files this Amendment No. 2 to Form 10-K for the purpose of supplying the information required by Items 10, 11, 12 and 13 of Part III. Capitalized terms used but not defined in this Amendment No. 2 have the meanings ascribed to them in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 30, 2000 or in Amendment No. 1 to Form 10-K filed by the Company on April 14, 2000.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

          Board of Directors. The Company's Board of Directors currently consists of six members (in alphabetical order): J. Daniel Frisina, Ted M. Gans, Donald R. Gorman, Ronald Rolak, Mark D. Stevens and Donald J. Williamson.

          J. DANIEL FRISINA (51). Mr. Frisina is a Director of the Company and a Director of two of the Company's subsidiaries: The Colonel's Brainerd International Raceway, Inc. ("CBIR"), and The Colonel's, Inc. ("The Colonel's"). Mr. Frisina's principal occupation is an independent consultant to manufacturers and distributors in the automotive parts industry. Mr. Frisina is also a principal and President of Boomers Investment Group, which invests in and manages restaurants, lounges and other hospitality service companies. Previously he was a Director of Global Development for Shyi Tan Enterprises, a Taiwanese manufacturer of autobody parts from 1996 to 1999. He also served as a consultant for Cheng Hong Legion Co., Ltd. (from 1992 to 1996). He was the Chairman of the Board of the Autobody Parts Association, an association that represents the interests of the distributors, suppliers and manufacturers of alternative collision replacement parts. He served as President of The Colonel's from 1988 through 1991. He served as Treasurer and Chief Financial Officer of Brainerd International, Inc., the Company's predecessor, during 1995. Mr. Frisina serves on the Audit Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2002.

          TED M. GANS (65). Mr. Gans is a Director of the Company and a Director of three of the Company's subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL"), and The Colonel's. Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Patsy Lou Williamson Buick-GMC, Inc. and Williamson Chevrolet-Geo Cadillac, Inc. These companies are wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Gans serves on the Executive Committee, the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2001.

          DONALD R. GORMAN (68). Mr. Gorman is a Director of the Company. Mr. Gorman is the owner and President of P.G. Products, Inc., of Cincinnati, Ohio, which prior to the sale of the assets of The Colonel's in December 1998 was one of the Company's major customers. Mr. Gorman serves on the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1997. His current term as a Director of the Company expires in 2001.

          RONALD ROLAK (52). Mr. Rolak is the Development Director for the Powers Catholic High School Educational Trust Fund, in Flint, Michigan. He has held this position since 1986. From 1973 to 1986, Mr. Rolak was a high school instructor and a varsity football coach at Powers Catholic High School. Mr. Rolak also serves as a Director of a number of charitable organizations in Genessee County, Michigan. Mr. Rolak serves on the Audit Committee and the Compensation Committee of the Board of Directors. He has served as a Director of the Company since 1999. His current term as a Director of the Company expires in 2002.

          MARK D. STEVENS (57). Mr. Stevens is a Director of the Company and from February 1997 until May 1998 was the President of the Company. From June 1997 until May 1998, Mr. Stevens was also the Company's Chief Executive Officer. Mr. Stevens is currently the General Manager of Patsy Lou Williamson Buick-GMC, Inc., an automotive dealership company wholly owned by Patsy L. Williamson, a position he has held since 1993. From 1986 to 1996, Mr. Stevens served as the Sales Manager for Blain Buick-GMC Truck, Inc. Mr. Stevens also serves as the Secretary of various automotive dealerships owned by Patsy L. Williamson. Mr. Stevens serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1997. His current term as a Director of the Company expires at the Company's 2000 annual meeting of shareholders.

          DONALD J. WILLIAMSON (66). Mr. Williamson is a Director and the Chairman of the Board and Chief Executive Officer of the Company. He is also a Director and officer of each of the Company's four subsidiaries. From November 1995 until February 1997 he was the President, Chief Executive Officer and a Director of the Company. Between February 1997 and May 1998, Mr. Williamson served as a consultant to the Company. He is the founder of The Colonel's. Mr. Williamson serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2001.

          Executive Officers.  As mentioned above, Mr. Williamson is the Chairman of the Board and Chief Executive Officer of the Company. Two additional executive officers and one key employee are:

          GREGORY T. STRZYNSKI (41). Mr. Strzynski is the Chief Financial Officer of the Company. He joined the Company in August 1999. Mr. Strzynski was the Corporate Controller of Kitty Hawk International, Inc., formerly known as American International Airways, Inc., from 1993 to 1999. From 1990 to 1993, he served as Corporate Controller for United Solar Systems Corp., a joint venture research and development company between Energy Conversion Devices, Inc. and Canon, Inc. of Japan. From 1988 to 1989 he was corporate controller for Armada Products Company, an automotive supplier.

          WILLIAM SINGLETERRY (55). Mr. Singleterry is the Vice President of Marketing and Development of the Company. He also serves as a Director and the President of The Colonel's and as the President of CTA. Mr. Singleterry served as the Director of Operations for the Bumper Division of The Colonel's from 1991 to 1998. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

          JOHN CARPENTER (61). Mr. Carpenter is the Director of Sales and Marketing of CTA. He joined CTA in July 1996. Mr. Carpenter was formerly the National Distributor Sales Manager of Durakon Industries (1981 to 1986). Mr. Carpenter was a member of the Board of Directors of TCAA (Truck Cap and Accessory Association) from 1996 to 1999. He formerly was the National Marketing Manager for Homestead Products (1987 to 1988). From 1988 to 1996, Mr. Carpenter was involved in the real estate business.

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

          To the best of the Company's knowledge, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 1999, except that each of Mr. Strzynski and Mr. Rolak were late in filing their initial Forms 3 when they joined the Company in 1999.

Item 11.	Executive Compensation.

          Compensation Summary. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 1999, of the Chief Executive Officer of the Company and each executive officer of the Company whose salary and bonus for 1999 exceeded $100,000. Two persons served as Chief Executive Officer of the Company in 1999 (Mark German and Donald J. Williamson).

SUMMARY COMPENSATION TABLE

						Long-Term Compensation
	Annual Compensation					Awards
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation	Securities Underlying Options

Donald J. Williamson	1999	$520,000	$0		$0	$0
Chairman of the Board,	1998	510,000	946,315	(1)	0	0
Chief Executive Officer	1997	520,000	6,000		0	0
and Director

Mark German(2)	1999	$130,000	$0		$0	$0
(Former) President and Director	1998	85,000	0		0	0

William Singleterry	1999	$158,653	$0		$0	$0
Vice President of	1998	152,884	6,000		0	0
Development	1997	153,234	6,000		0	5,000

John Carpenter	1999	$122,232	$0		$0	$0
Director of Sales and	1998	118,777	0		0	0
Marketing of CTA	1997	112,029	0		0	0

___________________________

(1)	See "Item 13-Certain Relationships and Related Transactions."
(2)	Compensation for 1998 represents approximately eight months rather than a full year because Mr. German joined the Company in late April 1998. Mr. German is currently the President of CRL.

Stock Options

          Pursuant to the automatic grant provisions of the Company's 1995 Long-Term Incentive Plan (the "LTIP"), Messrs. Frisina, Gans, Gorman, Rolak and Stevens each received options to purchase a total of 1,435 shares of Common Stock during 1999. No other officers or Directors of the Company received stock option grants during 1999. No officers or Directors of the Company exercised any of their outstanding options during 1999.

FISCAL YEAR-END OPTION VALUES

	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Donald J. Williamson	0	0	$0	$0
Mark German	0	0	0	0
William Singleterry	5,000	0	4,375	0
John Carpenter	0	0	0	0

_________________

(1)	Based on the market value of the Company's Common Stock as of December 31, 1999 ($7.375 per share), minus the exercise price, multiplied by the number of options.

Compensation of Directors

          No compensation was paid to any Director of the Company for services rendered in such capacity during 1999. Directors who are not full-time employees may be reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

Pension Plan

          The Company does not have a pension plan, a defined benefit plan or an actuarial plan.

Employment Agreements, Termination of Employment and Change in Control Arrangements

          The Company does not have any employment agreements, termination-of-employment agreements or change-in-control agreements with any executive officer. However, The Colonel's and John Carpenter entered into an employment agreement dated July 15, 1996. Effective January 1, 1997, this agreement was transferred to CTA and Mr. Carpenter is now employed as CTA's Director of Sales and Marketing. Under the agreement, which has a five year term, Mr. Carpenter is paid a $100,000 annual salary in equal weekly installments. In addition, Mr. Carpenter is paid $0.10 for each bedliner sold by CTA, payable monthly. The agreement may be terminated by either party for just cause. In addition, CTA could terminate the agreement without cause, in which case CTA would be required to pay Mr. Carpenter three months' salary plus any accrued but unpaid salary and bonus as of the date of termination. The agreement also contains Mr. Carpenter's covenant not to compete for a period of two years from the date of the termination of his employment.

Compensation Committee Interlocks and Insider Participation

          During 1999, Messrs. Gans, Gorman and Rolak were the members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 1999. None of Messrs. Gans, Gorman or Rolak has any employment relationship with the Company or any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, as well as the current year, the Company and its subsidiaries retained Ted M. Gans, P.C. for certain legal services. See "Item 13--Certain Relationships and Related Transactions."

Compensation Committee Report on Executive Compensation

          The Compensation Committee of the Board of Directors currently consists of Messrs. Gans, Gorman and Rolak.

          The basic compensation philosophy of the Company is to provide competitive salaries. The Company's executive compensation policies are designed to achieve two primary objectives:

•	Attract and retain well-qualified executives who will lead the Company and achieve and inspire superior performance;

•	Provide incentives for the achievement of long-term financial goals.

          Executive compensation consists primarily of two components: base salary and benefits; and amounts paid (if any) under the Company's LTIP. Each component of compensation is designed to accomplish one or both of the compensation objectives.

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

          The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. During 1999, Messrs. Frisina, Gans, Gorman, Rolak and Stevens, as non-employee Directors of the Company, each received automatic stock option grants covering a total of 1,435 shares of Common Stock. The Compensation Committee did not grant any other Incentive Awards in 1999.

Section 162(m)

          Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 2000 or in future years by reason of actions expected to be taken in 2000.

Respectfully submitted, Ted M. Gans Donald R. Gorman Ronald Rolak

Stock Price Performance Graph

          The following graph compares the cumulative total stockholder return on the Company's Common Stock to the Nasdaq Domestic Index and an index of peer companies that produce automobile replacement parts, assuming an investment of $100.00 at the beginning of the period indicated. Because the Company's Common Stock has been traded on the Nasdaq SmallCap Market only since January 2, 1996, the graph covers only the period from January 2, 1996, to the end of 1999.

          The Nasdaq Domestic Index is a broad equity market index consisting of certain domestic companies traded on the Nasdaq Stock Market. The index of peer companies was constructed by the Company and includes the companies listed in the footnote to the graph below. In constructing the peer index, the return of each peer group company was weighted according to its respective stock market capitalization at the beginning of each period indicated. Cumulative total stockholder return is measured by dividing: (1) the sum of (a) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (b) the difference between the share price at the end and the beginning of the measurement period; by (2) the share price at the beginning of the measurement period.

COMPARISON OF CUMULATIVE
TOTAL STOCKHOLDER RETURN

TOTAL STOCKHOLDER RETURN GRAPH

(1)	The index of peer companies consists of Applied Industrial Technologies, Inc.; Autozone Inc.; Dana Corp.; Discount Auto Parts, Inc.; Dura Automotive Systems, Inc.; Eaton Corporation; Federal Mogul Corp.; Genuine Parts Company; Hahn Automotive Warehouse, Inc.; Johnson Controls, Inc.; Keystone Automotive Industries, Inc.; Lear Corporation; Mark IV Industries, Inc.; Motorcar Parts & Accessories, Inc.; Newcor Inc.; The Pep Boys; and Tower Automotive, Inc. Defiance, Inc. was included in the peer group index last year. That company is no longer publicly traded.

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

Date	The Company	NASDAQ Domestic Index	Peer Index

January 2, 1996	$100.00	$100.00	$100.00
December 31, 1996	69.23	122.42	116.23
December 31, 1997	103.85	150.00	142.23
December 31, 1998	78.85	211.37	138.22
December 31, 1999	113.46	381.86	112.69

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners

         The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of March 20, 2000:

Name and Address Of Beneficial Owner of Common Stock	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class

Donald J. Williamson	11,934,580 shares	Sole voting and investment power	48.7%
5550 Occidental Highway	0 shares	Shared voting or investment power	0.0%
Tecumseh, MI 49286

Patsy L. Williamson	11,632,500 shares	Sole voting and investment power	47.4%
5550 Occidental Highway	0 shares	Shared voting or investment power	0.0%
Tecumseh, MI 49286

Security Ownership of Management

          The following table shows the beneficial ownership of shares of Common Stock, held as of March 20, 2000 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

Name Of Beneficial Owner of Common Stock	Amount of Beneficial Ownership	Nature of Beneficial Ownership	Percent of Class (1)

John Carpenter	0 shares	Sole voting and investment power	*
	0 shares	Shared voting or investment power	*

J. Daniel Frisina (2)(3)	9,995 shares	Sole voting and investment power	*
	0 shares	Shared voting or investment power	*

Ted M. Gans (2)(3)	9,995 shares	Sole voting and investment power	*
	0 shares	Shared voting or investment power	*

Donald R. Gorman (2)(3)	11,620 shares	Sole voting and investment power	*
	0 shares	Shared voting or investment power	*

Ronald Rolak (2)(3)	1,435 shares	Sole voting and investment power	*
	1,500 shares	Shared voting or investment power	*

William Singleterry (4)	5,000 shares	Sole voting and investment power	*
	0 shares	Shared voting or investment power	*

Mark D. Stevens (2)(3)	7,100 shares	Sole voting and investment power	*
	0 shares	Shared voting or investment power	*

Donald J. Williamson (5)	11,934,580 shares	Sole voting and investment power	48.7%
	0 shares	Shared voting or investment power	*

Directors and Officers as a group (5)	11,979,725 shares 1,500 shares	Sole voting and investment power Shared voting or investment power	48.8% *

______________________________________
*	Does not exceed 1%.

(1)	Percentages: The percentages set forth in this column were calculated on the basis of 24,518,326 shares of Common Stock outstanding as of March 20, 2000, plus shares of Common Stock subject to options held by the listed persons that were exercisable on March 20, 2000 or that will become exercisable within 60 days after March 20, 2000. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each listed person is set forth below:

J. Daniel Frisina	9,995
Ted M. Gans	9,995
Donald R. Gorman	9,470
Ronald Rolak	1,435
William Singleterry	5,000
Mark D. Stevens	7,100
Donald J. Williamson	0

All directors and executive officers as a group	42,995

(2)	Stock Option Grants to Directors: Pursuant to the Company's 1995 Long-Term Incentive Plan (the "LTIP"), the Company's Board of Directors in February 1997 granted to each person who was then a non-employee Director of the Company options to acquire up to 5,000 shares of Common Stock. These stock options are currently exercisable. At that time, the Board of Directors also granted Mr. Stevens options to acquire 5,000 shares of Common Stock, which options are currently exercisable.

(3)	Automatic Stock Option Grants to Non-Employee Directors: Under the LTIP, each non-employee director of the Company receives an automatic grant of options in March and September of each year. The number of shares subject to each option started at 500 when the LTIP was inaugurated in 1996. Under the terms of the LTIP, for each grant after that time the number of shares subject to each option increases by 5% from the previous grant. When a new non-employee Director is elected or appointed to the Board, he or she will immediately receive an option in an amount equal to the last grant. Messrs. Frisina, Gans, Gorman and Stevens were each granted options to purchase 700 shares of Common Stock on March 1, 1999, and Messrs. Frisina, Gans, Gorman, Rolak and Stevens were each granted options to purchase 735 shares of Common Stock on September 1, 1999. Mr. Rolak was also granted options to acquire 700 shares upon his election to the Board of Directors in June, 1999. All of these options are currently exercisable.

(4)	William Singleterry: In February 1997, Mr. Singleterry was granted options to acquire up to 5,000 shares of Common Stock. These stock options are currently exercisable.

(5)	Total Stock Ownership: Excludes the 11,632,500 shares of Common Stock owned by Patsy Williamson, the wife of Donald J. Williamson. See "Security Ownership of Certain Beneficial Owners" above.

Item 13.	Certain Relationships and Related Transactions.

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

          Promissory Notes from Donald J. Williamson and Related Entities. In 1997, the Company loaned an aggregate total of $1,044,956 to Mr. Williamson, pursuant to two promissory notes executed in June and September 1997, respectively. These notes bore interest at 8% and were due in bi-annual installments beginning in September 1998. In August of 1998, $200,000 was paid on the notes. The remaining balance (approximately $946,000) was charged to commission expense in lieu of Mr. Williamson repaying the amount, in recognition of Mr. Williamson's efforts in facilitating the sale of the assets of The Colonel's.

          On June 15, 1998, the Company loaned Mr. Williamson an additional $200,000. This loan was evidenced by a promissory note that was due in full on June 30, 1999 and that bore interest at 8%. This loan was repaid in 1999.

          On November 13, 1998, the Company loaned $1,401,000 to Patsy Lou Williamson Buick-GMC, Inc., a company owned by Mr. Williamson's wife. This loan was evidenced by a promissory note that was due in full on November 13, 1999 and that bore interest at 8%. On April 12, 2000 the due date was extended to May 15, 2000 by the Company's Board of Directors. On April 14, 2000 the note was paid in full.

          In February 1999, the Company loaned $5,200,000 to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest of $43,476 beginning April 1, 1999. Mr. Williamson used the proceeds of this loan to purchase real property in Davidson, Michigan.

          Lease of Milan, Michigan Facility and Owosso, Michigan Facility. In June of 1993, The Colonel's began leasing its former Milan, Michigan, facility from 620 Platt Road, LLC. Donald Williamson and Patsy Williamson are the sole members of 620 Platt Road, LLC. Rent expense to The Colonel's for the Milan facility was $770,000 for the year ending December 31, 1998. This lease was canceled as a result of the December 1998 sale of the assets of The Colonel's and the Milan facility. CTA leases its Owosso, Michigan facility from 620 Platt Road, LLC. Rent expense on this lease was $240,000 for the year ending December 31, 1999.

          Accounts Receivable-Related Party. During 1999, the Company paid certain expenses totaling approximately $809,000 on behalf of 620 Platt Road, L.L.C. and South Saginaw, L.L.C. These expenses are predominately for the use of a common payroll processing service for which direct reimbursement is made as well as a pro rata share of general insurance coverage. As of May 1, 2000, all but approximately $131,000 of this amount had been reimbursed.

          Williamson Buick-GMC, Inc. Mrs. Williamson owns several automobile dealerships. The Colonel's engages in certain transactions with these dealerships, including the purchase of automobiles, parts, and automotive services. During 1999, purchases of automobiles, parts and services by The Colonel's from the Williamson dealerships were approximately $97,000. CTA sold approximately $164,000 worth of bedliners and truck accessories to the Williamson dealerships in 1999.

          Transactions with Directors. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year and the current year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company will continue to do so. Fees charged for 1999 were approximately $45,000.

Item 14(a)(1).	Financial Statements.

          The following consolidated financial statements of The Colonel's International, Inc. and subsidiaries were filed as part of Amendment No. 1 to the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 14, 2000:

*	Auditors' Report
*	Consolidated Balance Sheets as of December 31, 1999 and 1998
*	Consolidated Statements of Operations for years ended December 31, 1999, 1998 and 1997
*	Consolidated Statements of Shareholders' Equity for years ended December 31, 1999, 1998 and 1997
*	Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997
*	Notes to Consolidated Financial Statements for years ended December 31, 1999, 1998 and 1997
*	Independent Auditors' Report on Schedule II
*	Schedule II - Valuation and Qualifying Accounts

Item 14(a)(2).	Financial Statement Schedules.

          Not applicable.

Item 14(a)(3).	Exhibits.

          The following exhibits are filed as part of this report.

Exhibit Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1	Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

10.1	1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.*

10.2	June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3	Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

21	Subsidiaries of the Registrant. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998.

23	Consent of Deloitte & Touche LLP. Incorporated by reference from Amendment No. 1 to the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 14, 2000.

24	Powers of Attorney. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

27	Financial Data Schedule. Incorporated by reference from Amendment No. 1 to the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 14, 2000.

____________________

* Management contract or compensatory plan or arrangement.

Item 14(b).	Reports on Form 8-K.

          On November 4, 1999, the Company filed a Report on Form 8-K to announce that Mark German had resigned as an officer and director of the Company. No financial statements were included with this Form 8

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2000	THE COLONEL'S INTERNATIONAL, INC. By: /s/ Donald J. Williamson Donald J. Williamson Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 1, 2000	By: /s/ Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Principal Financial Officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Donald J. Williamson Donald J. Williamson	Chairman of the Board, Chief Executive Officer and Director	May 1, 2000

*/s/J. Daniel Frisina J. Daniel Frisina	Director	May 1, 2000

*/s/Ted M. Gans Ted M. Gans	Director	May 1, 2000

*/s/Donald Gorman Donald Gorman	Director	May 1, 2000

*/s/Mark S. Stevens Mark S. Stevens	Director	May 1, 2000

*/s/Ronald Rolak Ronald Rolak	Director	May 1, 2000

*By /s/Gregory T. Strzynski Gregory T. Strzynski Attorney-in-fact

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger between The Colonel's, Inc. and Brainerd Merger Corporation and joined in by Brainerd International, Inc. Incorporated by reference from Exhibit A to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.2	Agreement and Plan of Reorganization among Brainerd International, Inc. and The Colonel's Holdings, Inc. Incorporated by reference from Exhibit D to the Proxy Statement of Brainerd International, Inc. for the Annual Meeting of Shareholders of Brainerd International, Inc. held on November 21, 1995.

2.3	Amended and Restated Asset Purchase Agreement by and between Colonel's Acquisition Corp. (later renamed AutoLign Manufacturing Group, Inc.), The Colonel's International, Inc., The Colonel's, Inc. and Donald J. Williamson dated November 23, 1998. Incorporated by reference to Appendix A to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on December 7, 1998.

2.4	First Amendment to Amended and Restated Asset Purchase Agreement by and between AutoLign Manufacturing Group, Inc. (formerly known as Colonel's Acquisition Corp.), The Colonel's International, The Colonel's, Inc. and Donald J. Williamson dated December 17, 1998. Incorporated by reference to Exhibit 2(b) to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on December 30, 1998.

2.5	Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.6	First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

4.1	Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

10.1	1995 Long-Term Incentive Plan, as amended. Incorporated by reference from Exhibit A to the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders.*

10.2	June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3	Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

21	Subsidiaries of the Registrant. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1998.

23	Consent of Deloitte & Touche LLP. Incorporated by reference from Amendment No. 1 to the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 14, 2000.

24	Powers of Attorney. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on March 30, 2000.

27	Financial Data Schedule. Incorporated by reference from Amendment No. 1 to the Company's Report on Form 10-K for the year ended December 31, 1999, filed with the Securities and Exchange Commission on April 14, 2000.

____________________

*Management contract or compensatory plan or arrangement.