Form 10-Q
period 2000-03-31
COLONELS INTERNATIONAL INC
filed 2000-05-15
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
___________________

Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000

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

Yes X	No ______

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 1, 2000: 24,518,326

PART I
FINANCIAL INFORMATION
Item 1.	Financial Statements.

          The financial statements required under Item 1 of Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Background

          The Company has four subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL"), Brainerd International Raceway, Inc. ("CBIR"), and The Colonel's, Inc. ("The Colonel's").

          The Colonel's Truck Accessories, Inc. CTA manufactures and sells pickup truck bedliners and tail gate covers through a distributor network. In March 1997, CTA began to acquire retail outlet stores to sell its manufactured items and other truck accessories that it purchases from third parties to wholesale sub-distributors and dealerships. These retail outlet stores offer installation services and direct sales to retail customers. CTA markets through these various methods to sell CTA's manufactured bedliners and other truck accessories products. In May 1999 CTA purchased the assets of Trader's LLC, a nationally known catalog retailer, for $461,000 in cash and the assumption of $114,000 in liabilities. Trader's has a 42,000 square foot facility in Whittier, California. As discussed below under "Sale/Consolidation of CTA's Stores," CTA is in the process of selling most of its retail outlets.

          The Colonel's Rugged Liner, Inc. CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc. and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this transaction, which was consummated in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. CRL, which is located in Uniontown, Pennsylvania, manufactures non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUVs) and three piece sliding tonneau covers for pickup trucks. CRL has a distribution warehouse/service center in Pomona, California and also markets its products through CTA's retail outlet stores. CRL, as successor to the Rugged Liner Companies, concentrates its efforts on export bedliner sales, and domestic ground effects, tonneau cover and bed mat sales. As discussed below under "Consolidation of CRL Bedliner Operations with CTA," the Company is in the process of consolidating CRL's bedliner manufacturing operations with CTA's Owosso, Michigan facility.

          The Colonel's Brainerd International Raceway, Inc. CBIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of CBIR's revenues are obtained from motor sports racing events at the racetrack. CBIR schedules racing and other events held at the racetrack during weekends in May through September of each year. In 1998, CBIR's name was changed from Brainerd International Raceway, Inc. to The Colonel's Brainerd International Raceway, Inc. to better reflect the racetrack's affiliation with the Company and its products.

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

          On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remains with The Colonel's.

Sale/Consolidation of CTA's Stores

          During 1999, CTA decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers and focus on its core activity of bedliner manufacturing in Owosso, Michigan. The retail store operations provided an excellent means of obtaining a presence in the marketplace and expanding production. However, during 1999, CTA sold a number of stores to existing and new distributors and consolidated stores in close proximity to effect cost reductions. CTA sold certain store operations in the first quarter of 2000 and plans to continue divesting retail operations in the second quarter of 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

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

          An impairment loss of $836,000 (consisting of $570,000 for property, plant and equipment and inventory and $266,000 for goodwill) was recognized in the fourth quarter of 1999 on retail store assets held for sale which are expected to be sold in 2000. The impairment was recognized in order to record assets held for sale at net realizable value. No additional impairment loss was recorded in the first quarter of 2000.

          CTA sold its Charlotte, North Carolina and Roseville, California stores in January 2000, and its Nashville, Tennessee and Thousand Oaks, California stores in February 2000. Proceeds from the sale of these stores was $452,000. A loss of $5,000 was recognized on the disposal of these store operations, net of the reserve for impairment.

          Revenues for the locations sold through the first quarter of 2000 were approximately $10,615,000 in 1999 and $270,000 for the first quarter of 2000.

          The Company does not expect these sales and consolidations to have any adverse impact on the Company's future operations. Instead, management expects cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been and will be used to meet ongoing Company cash requirements.

Consolidation of CRL Bedliner Operations with CTA

          In December 1999, the Company decided to consolidate CRL's Uniontown, Pennsylvania bedliner manufacturing operations with CTA's Owosso, Michigan facility during 2000 in an effort to increase efficiency and reduce costs. As part of the consolidation, the Company recognized an impairment loss of $1,583,000 on long lived assets comprised of tooling, molds, machinery and equipment, and furniture and fixtures at the Uniontown facility which were duplicative of assets in Owosso, Michigan and whose future use would not be substantial. Additionally, goodwill of $840,000 associated with CRL product lines to be discontinued was impaired and written off in 1999. The consolidation effort is anticipated to be completed in the second quarter of 2000, and is expected to reduce manufacturing and distribution costs. No additional impairment was recorded in the first quarter of 2000.

Liquidity and Capital Resources

          In prior periods, the Company has funded its working capital and capital expenditure requirements using cash flows from operations and bank borrowing under revolving lines of credit and bank notes. The revolving lines of credit and bank notes were paid in full at the time of the December 1998 sale of the bumper production operations of The Colonel's described above. To meet its current obligations, the Company, as well as its majority shareholders and related entities, are actively pursuing various financing arrangements. Management anticipates that it will be able to obtain sufficient funds to meet the Company's cash requirements for the near future.

          The Company's consolidated current assets decreased from $12,259,000 at December 31, 1999 to $9,914,000 at March 31, 2000. This decrease primarily related to a $1,219,000 decrease in inventory and a $720,000 decrease in cash. The Company's consolidated current liabilities decreased from $10,152,000 at December 31, 1999 to $8,762,000 at March 31, 2000. This decrease primarily relates to a $1,759,000 decrease in income taxes payable, and a $220,000 decrease in accounts payable, offset by an increase in accrued expenses of $507,000.

          Cash decreased by $720,000 from the year end 1999 to March 31, 2000 primarily due to payments of $1,500,000 toward the Company's 1998 income tax liability, offset by proceeds of approximately $644,000 from sales of net assets held for sale.

          Accounts receivable-trade decreased by approximately $119,000 from $1,756,000 as of December 31, 1999 to $1,637,000 at March 31, 2000, due to a reduction in retail accounts receivable resulting from the sale of store operations.

          An account receivable from a related party of $420,000 was established in the fourth quarter of 1999. The balance due at March 31, 2000 was $178,000. See Note 4 to the consolidated financial statements included in Appendix A.

          Notes receivable - related party at March 31, 2000 are comprised principally of a $5,200,000 note which is secured with a personal guarantee from the majority shareholder and requires monthly principal and interest payments. The January and February 2000 installments were paid after the end of the first quarter. The March installment has not been paid. The majority shareholders and affiliated entities are in the process of seeking funds and have informed the Company that they intend to pay this debt in the near term. An additional demand note of $1,401,000 from an affiliated entity (which bears 8% interest) was outstanding as of March 31, 2000. On April 14, 2000, the note was paid in full.

          Inventories decreased by approximately $1,219,000 between March 31, 2000 and December 31, 1999, from $6,044,000 to $4,825,000, primarily as a result of the sale of certain store operations with inventory balances of approximately $590,000 and better inventory management practices. See "Sale/Consolidation of CTA's Stores" and "Consolidation of CRL Bedliners Manufacturing Operations" above, as well as Note 6 to the consolidated financial statements included in Appendix A.

          Net assets held for sale decreased by $289,000, from $929,000 at December 31, 1999 to $640,000 at March 31, 2000 due to the sale of certain store operations and idle production presses. See Note 6 to the consolidated financial statements included in Appendix A.

          Other assets-current increased $295,000, from $523,000 at December 31, 1999 to $818,000 at March 31, 2000, primarily due to amounts owed to the Company on retail store operations sold in the first quarter of 2000.

          Net property, plant and equipment decreased by approximately $339,000 from $18,981,000 at December 31, 1999 to $18,642,000 at March 31, 2000, primarily due to a progress payment of $119,000 toward the construction of townhouses at CBIR, the purchase of molds and tooling for $60,000 and other equipment purchases of $50,000, offset by depreciation for the period of $587,000.

          Goodwill decreased by approximately $125,000 from $2,529,000 at December 31, 1999 to $2,404,000 at March 31, 2000 as a result of normal amortization expense using a seven-year life.

          Other assets-long term decreased $21,000 from $1,653,000 at December 31, 1999 to $1,632,000 at March 31, 2000.

Liabilities and Equity

          Accounts payable decreased by approximately $220,000 from $4,184,000 at December 31, 1999 to $3,964,000 at March 31, 2000, primarily due to a reduction in inventory purchases resulting from the sale of retail store operations.

          Accrued expenses increased by $507,000 from $2,033,000 at December 31, 1999 to $2,540,000 at March 31, 2000, primarily due to an additional amount of $539,000 owed pursuant to the exercise of put options by the former shareholders of the Rugged Liner Companies and advance ticket sales of $359,000 at CBIR, offset by a decrease in other accrued expenses of $321,000. See Notes 9 and 14 to the consolidated financial statements included in Appendix A.

          Deferred compensation decreased by $20,000, from $173,000 at December 31, 1999 to $153,000 at March 31, 2000, due to normal payments.

          Income taxes payable decreased from $2,671,000 at December 31, 1999 to $911,000 at March 31, 2000, primarily due to payments made on the Company's 1998 federal income tax liability. In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived penalties of $2,100,000 but not the interest.

          The Company has made regular monthly payments toward its outstanding tax liability (including $1,250,000, paid subsequent to the end of the first quarter of 2000), thereby eliminating its 1998 tax liability leaving interest and penalties of approximately $800,000 as of May 15, 2000. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes and interest. To date the agent has taken no action, due to the Company's commitment to pay the remaining balance.

Outstanding Loans

          With the proceeds of the December 1998 sale of The Colonel's assets described above, the Company paid-off its bank line of credit and notes. At that time, the Company suspended its credit facilities with its lending institution.

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

          The Company believes that it will be able to its satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements that may be necessary from time to time.

Results of Operations

          Revenues for the Company were $6,555,000 in the three months ended March 31, 2000, compared to $8,725,000 in the same period of 1999. The $2,170,000 decrease in 2000 was primarily due to the sale of certain retail store operations in 1999 and the first quarter of 2000. CBIR traditionally has little revenue during the first quarter because the racing season doesn't begin until May of each year.

          Cost of sales for the first quarters in 2000, and 1999 were 83% and 85% of revenue respectively. The Company realizes better margins on wholesale sales which it is now concentrating on as opposed to retail sales.

          Selling, general and administrative expenses were $2,085,000 and $2,280,000 for the first quarters of 2000 and 1999, respectively, or as a percentage of revenues, 32% and 26%. The absolute decrease in total expense is primarily attributable to the sale of retail store operations. See "Sale/Consolidation of CTA's Stores," above. Since a portion of these expenses are fixed in nature, these costs as a percentage of revenues will not decrease proportionately.

          Interest expense decreased from $122,000 for the first quarter of 1999 to $91,000 for the first quarter of 2000. This decrease was due to the Company's ability to pay off the vehicle financing during the first quarter of 1999 and the reduction of debt amounts, resulting in lower interest amounts.

          Interest income decreased by $106,000 from the first quarter of 1999 to the first quarter of 2000 due to the reduction of excess cash available for short-term investment.

          Net rental income decreased by $26,000 from $66,000 to $40,000 for the quarters ending March 31, 1999 and 2000, respectively.

Market Risk Disclosure

          On occasion the Company has inventory purchase commitments outside the United States that are subject to foreign market fluctuations. At present, all sales transactions are conducted in United States Dollars. The Company does not believe that it faces significant exposure to foreign currency fluctuations. However, as the Company's sales to foreign countries continue to expand there is a risk that such markets may suddenly change and that the Company may have to accept payment in foreign currencies.

          The Company from time to time purchases products from outside the United States. The Company usually pays for its purchases in U.S. Dollars. These purchases are based on the foreign countries' economic conditions and because the Company markets and sells its products throughout the world, it could be affected by a weak economic condition associated with a foreign entity.

          Other than the term loans described above, and the other items described in Note 8 to the consolidated financial statements included in Appendix A, the Company currently has no outstanding borrowings. When the Company borrows money in the future, it may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

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

Effects of Inflation

          The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's operations. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

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

Segment Reporting

          For a discussion of the Company's business segments, see Note 15 to the consolidated financial statements included in Appendix A.

Year 2000 Readiness Disclosure

          The Company did not experience any material disruptions to its operations arising from failure of the Company's computer systems or other equipment to properly handle the year 2000 issue. The Company has spent approximately $270,000 to address the year 2000 issue. These costs were expensed as incurred.

Subsequent Events

          In April 2000, the Company received payment on a $1,401,000 note receivable due from an affilated entity. The Company in turn paid $1,000,000 towards its 1998 income tax liability with the proceeds of the note. See above and Notes 3 and 10 to the consolidated financial statements included in Appendix A.

          The Company sold inventory and certain assets of its Collinsville, Illinois and South Sacramento, California store operations in April, 2000. Proceeds from the sales were approximately $558,000. Revenues from these operations were approximately $2,805,000 in 1999 and $615,000 for the first quarter of 2000.

Forward-Looking Statements

          With the exception of historical matters, the matters discussed in this report, particularly descriptions of the Company's plans with respect to the business of CTA, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

          See the discussion under "Market Risk Disclosure" in Item 2 above.

PART II
OTHER INFORMATION
Item 1.	Legal Proceedings.

          For a discussion of certain pending legal proceedings involving the former shareholders of the Rugged Liner Companies, see Note 14 to the consolidated financial statements included in Appendix A.

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

          (b)          Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized .

Dated: May 15, 2000	THE COLONEL'S INTERNATIONAL, INC. By: /s/ Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

APPENDIX A

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
	March 31, 2000 (unaudited)	December 31, 1999 (audited)

ASSETS

CURRENT ASSETS:
Cash	$349,236	$1,069,338
Accounts receivable: Trade (net of allowance for doubtful accounts of $607,000 and $713,000 at March 31, 2000 and December 31, 1999, respectively)	1,636,964	1,756,355
Related party (Note 4)	177,969	419,784
Notes receivable - related party (Note 3)	1,466,915	1,517,698
Inventories (Note 5)	4,824,739	6,044,379
Net assets held for sale (Note 6)	639,620	929,025
Other	818,179	522,843

Total current assets	9,913,622	12,259,422

PROPERTY, PLANT, AND EQUIPMENT - Net	18,642,014	18,980,980
(Notes 7 and 8)

OTHER ASSETS:
Notes receivable - related party (Note 3)	4,971,028	5,001,685
Goodwill (Net of accumulated amortization and impairment of $2,219,000 and $2,094,000 at March 31, 2000, and December 31, 1999, respectively) (Note 2)	2,403,864	2,528,981
Other	1,631,982	1,653,435

Total other assets	9,006,874	9,184,101

TOTAL ASSETS	$37,562,510	$40,424,503

	March 31, 2000 (unaudited)	December 31, 1999 (audited)

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations (Note 8)	$1,293,913	$1,204,528
Accounts payable	3,964,335	4,184,161
Accrued expenses (Note 9)	2,540,200	2,033,077
Current portion of deferred compensation	52,000	59,279
Income taxes payable (Note 10)	911,453	2,670,673

Total current liabilities	8,761,901	10,151,718

LONG-TERM OBLIGATIONS, NET OF
CURRENT PORTION (Note 8)	2,819,455	3,073,601

LONG-TERM PORTION OF DEFERRED
COMPENSATION	101,400	114,400

SHAREHOLDERS' EQUITY (Notes 9 and 14):
Common stock: 35,000,000 shares authorized at $0.01 par value, 24,518,326 shares issued and outstanding at March 31, 2000 and December 31, 1999	245,183	245,183
Additional paid-in-capital	7,369,879	7,908,336
Retained earnings	18,264,702	18,931,265

Total shareholders' equity	25,879,754	27,084,784

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY	$37,562,510	$40,424,503

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ending March 31
	2000	1999 (As restated) (Note 17)

SALES	$6,554,884	$8,724,834

COST OF SALES	5,408,221	7,424,198

GROSS PROFIT	1,146,663	1,300,636

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	2,084,601	2,279,550

LOSS FROM OPERATIONS	(937,938)	(978,914)

OTHER INCOME (EXPENSE):
Interest expense	(91,194)	(121,639)
Interest income	36,218	142,611
Net rental income	39,573	65,609
Other	27,562	15,694

Other income (expense), net	12,159	102,275

LOSS BEFORE INCOME TAX BENEFIT	(925,779)	(876,639)

INCOME TAX BENEFIT	(259,218)	333,123

NET LOSS	$(666,561)	$(543,516)

BASIC AND DILUTED
LOSS PER SHARE (Note 11)	$(0.03)	$(0.02)

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ending March 31
	2000	1999 (As restated) (Note 17)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(666,561)	$(543,516)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	711,898	983,509
Deferred tax provision	--	(126,000)
Gain on sale of property and equipment	(18,527)	--
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	361,206	(72,503)
Inventories	783,558	(262,690)
Other	(310,162)	42,289
Accounts payable	(219,828)	(1,934,972)
Accrued expenses	(31,345)	422,181
Income taxes payable	(1,759,219)	(551,030)

Net cash used in operating activities	(1,148,980)	(2,042,732)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(254,354)	(2,252,993)
Proceeds from sale of property and equipment	122,900	--
Net change in deposits	--	145,588
Additions to notes receivable-related party	--	(5,200,000)
Payments received on notes receivable-related party	81,441	25,000
Proceeds from sale of businesses, net of cash sold	452,082	--
Proceeds from sale of assets held for sale	191,570	--

Net cash provided by (used in) investing activities	593,639	(7,282,405)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(11,752)	(206,262)
Principal payments on obligations under capital leases	(153,009)	(121,678)
Common stock redeemed (Notes 9 and 14)	--	(931,089)

Net cash (used in) financing activities	(164,761)	(1,259,029)

NET (DECREASE) IN CASH	(720,102)	(10,584,166)

CASH, BEGINNING OF PERIOD	1,069,338	18,303,097

CASH, END OF PERIOD	$349,236	$7,718,931

Continued

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ending March 31
	2000	1999 (As restated) (Note 17)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$65,522	$121,639

Cash paid during the period for taxes	$1,500,000	$91,907

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:

Increase in accrued expenses for future share redemption (Notes 9 and 14)	$538,468	$--

(concluded)

THE COLONEL'S INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)
Note 1	BASIS OF PRESENTATION

The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results expected for the full year.

Reclassifications - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2	WRITE DOWN OF IMPAIRED ASSETS

During the fourth quarter of 1999, the Company wrote down approximately $3,481,000 of impaired long-lived assets. The write down included $570,000 of property, plant and equipment, and inventory at retail store locations which are held for sale (Note 6), goodwill of $266,000 associated with retail store assets held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, and furniture and fixtures at the Company's Uniontown, Pennsylvania bedliner manufacturing facility. The Company is currently in the process of consolidating its Pennsylvania manufacturing operations into its Michigan facility in an effort to reduce costs and improve productivity. Accordingly, the sustained use of these assets is unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their net realizable value.

As a result of management's decision to discontinue certain product lines at CRL's Pennsylvania facility, the goodwill associated with the purchase of the Pennsylvania facility was partially impaired in 1999. The $840,000 goodwill impairment was determined in a pro rata manner based on the revenue streams associated with the products to be discontinued compared to the revenue streams associated with products which will continue to be produced.

Note 3	NOTES RECEIVABLE - RELATED PARTY

During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a mortgage and personal guarantee. The January and February 2000 installments were paid after the end of the first quarter. The March installment has not been paid. The majority shareholder and affiliated entities are in the process of seeking funds and have informed the Company they intend to pay this debt in the near term.

On November 13, 1998 a demand note for $1,401,000 from Williamson Buick, Inc., a company affiliated through common ownership was established. The note was due and payable by November 13, 1999 and bears interest at 8%. On April 12, 2000 the due date was extended to May 15, 2000 by the Company's Board of Directors. On April 14, 2000 the note was paid in full.

Note 4	ACCOUNTS RECEIVABLE - RELATED PARTY

During the fourth quarter of 1999 and the first quarter of 2000, the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at March 31, 2000 was approximately $178,000.

Note 5	INVENTORIES

Inventories are summarized as follows:	March 31,	December 31,
	2000	1999
	(unaudited)	(audited)

Finished products	$4,220,436	$5,283,860
Raw materials	604,303	760,519

Total inventories	$4,824,739	$6,044,379

Note 6	NET ASSETS HELD FOR SALE

In the fourth quarter of 1999, the Company decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers. During 1999, the Company sold certain store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions. The Company intends to continue selling retail store operations in 2000.

Proceeds from the sale of store operations in the first quarter of 2000 totaled approximately $452,000, primarily for the sale of inventory because most stores were operated on leased property. A loss of $5,000 net of a reserve for impairment was incurred in the disposition of stores in the first quarter of 2000. An impairment loss of $836,000 was recorded to adjust the carrying value of retail store assets held for sale to estimated net realizable value at December 31, 1999. The sale of store operations is expected to be completed in the second quarter of 2000. The net book value of retail store assets held for sale at March 31, 2000 was approximately $488,000.

Revenues for the locations sold in the first quarter of 2000 was approximately $3,775,000 in 1999 and $270,000 for the first quarter of 2000.

Also included in net assets held for sale are production presses with a carrying value of $151,500 at March 31, 2000. During the first quarter of 2000, the Company disposed of certain production presses with a combined carrying value of $277,000, recognizing a loss of $86,500, which is included in selling, general and administrative expense.

Note 7	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	March 31,	December 31,
	2000	1999
	(unaudited)	(audited)
Land and improvements	$4,979,387	$4,979,387
Track	1,821,553	1,821,553
Buildings	4,214,921	4,214,921
Leasehold improvements	85,512	85,512
Bleachers & fencing	1,501,294	1,501,294
Equipment (including equipment under capital lease)	8,309,740	8,278,818
Transportation equipment	2,986,463	3,678,535
Furniture & fixtures	605,095	593,387
Tooling	3,571,908	3,533,033
Construction in progress	264,329	145,062

Total	28,340,202	28,831,502
Less accumulated depreciation	(9,698,188)	(9,850,522)

Net property, plant and equipment	$18,642,014	$18,980,980

The Company signed a purchase commitment of $450,000 to construct a six-unit townhouse at CBIR. To date, the Company has made progress payments of $264,329.

Note 8	LONG TERM OBLIGATIONS

Long-term obligations consist of the following:

	March 31,	December 31,
	2000	1999
	(unaudited)	(audited)

Term loan, annual installments of $100,678 plus interest at
9% through May 2003. Secured by related assets	$ 402,700	$ 402,700
Mortgage payable to a bank, interest at the bank's prime
rate plus 2% (effective rate of 11.00% at March 31, 2000),
annual principal payments of $50,000 plus interest due quarterly,
through September 2004. Secured by underlying property	250,000	250,000
Capital lease obligations through December 2002;
monthly installments include interest at rates between
7.5% and 8.75%, collateralized by the related machinery
and equipment	3,440,703	3,593,712
Other	19,965	31,717
Total	4,113,368	4,278,129

Less current portion	(1,293,913)	(1,204,528)

Long-term	$ 2,819,455	$ 3,073,601

Note 9	ACCRUED EXPENSES

Accrued expenses consist of the following:	March 31,	December 31,
	2000	1999
	(unaudited)	(audited)
Accrued settlements	$55,000	$150,000
Accrued interest and penalties (Note 10)	879,924	854,252
Accrued liability, common stock redeemed (Note 14)	931,089	392,621
Advance ticket sales	359,317	--
Other	314,870	636,204

Total	$2,540,200	$2,033,077

Note 10	INCOME TAXES

In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived penalties of $2,100,000 but not the interest.

The Company has made regular monthly payments toward its outstanding tax liability (including $1,250,000 paid subsequent to the end of the first quarter of 2000), thereby eliminating its 1998 tax liability, leaving penalties and interest of approximately $800,000 as of May 15, 2000. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes and interest. To date the agent has taken no action, due to the Company's commitment to pay the remaining balance.

The principal difference between tax provided for at the federal statutory rate and the effective rate is due to non-deductible expenses.

Note 11	LOSS PER SHARE

In accordance with SFAS 128, basic loss per share for March 31, 2000 and 1999 are calculated as net loss divided by the weighted average number of common shares outstanding. Diluted loss per share was calculated as net loss divided by the weighted average number of common shares outstanding increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued. Due to the small number of additional potentially dilutive shares, there was no material effect on loss per share; therefore basic and diluted loss per share are the same.

Note 12	LITIGATION

No material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1999 occurred during the first quarter of 2000. See also Note 14.

Note 13	ENVIRONMENTAL

No material developments in the environmental matters discussed in the Company's Report on Form 10-K for the year ended December 31, 1999 occurred during the first quarter of 2000.

Note 14	COMMON STOCK REDEEMED

Pursuant to the Merger Agreement between the Company, the Rugged Liner Companies and the shareholders of the Rugged Liner Companies, on January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put options to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089. This amount has not been paid to date. Additionally, the Merger Agreement provides that if the "Average Anniversary Trading Price" of the Company's Common Stock received by the shareholders of the Rugged Liner Companies does not equal or exceed the average trading price of $8.20 per share, the Company shall pay the Rugged Liner shareholders the difference between these two amounts multiplied by the number of shares remaining. The Company recorded an additional liability of $392,621 and charged equity related to the April 24, 1999 anniversary date. This amount offsets the amount owed on the put options exercised on January 3, 2000. The former shareholders of the Rugged Liner Companies filed a summons in a Court of Common Pleas in Pennsylvania relating to these matters. Additionally, one of the former shareholders had the right to require the Company to obtain a letter of credit to secure payment of the Company's future obligations under the Merger Agreement. By letter dated March 3, 2000, counsel for the former shareholder demanded that the Company obtain such a letter of credit to secure approximately $2,793,000 in current and future obligations under the Merger Agreement. To date, the Company has not obtained such a letter of credit.

Note 15	SEGMENTS OF BUSINESS

The Company's reportable segments are strategic business units that offer different products and services. The business units have been divided into two reportable segments: the manufacturing and sale of bedliners and other truck accessories ("Truck Accessories"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer.

The Company evaluates performance based on stand-alone product segment operating income. Intersegment sales and transfers, interest income and expenses are not significant.

Financial information segregated by reportable product segment is as follows:

	Three Months Ending March 31 (unaudited)

	2000	1999
Sales:
Truck Accessories	$6,516,332	$8,706,909
Raceway	38,552	17,925

Total	$6,554,884	$8,724,834

Loss from Operations:
Truck Accessories	$(511,649)	$(346,570)
Raceway	(426,289)	(632,344)

Total	$(937,938)	$(978,914)

Note 16	SUBSEQUENT EVENTS

In April, 2000 the Comapny received payment on a $1,401,000 note receivable due from an affiliated entity. The Company in turn paid $1,000,000 towards its 1998 income tax liability with the proceeds of the note. See also Notes 3 and 10.

The Company sold inventory and certain assets of its Collinsville, Illinois and South Sacramento, California store operations in April, 2000. Proceeds from the sales were approximately $558,000. Revenues from these operations were approximately $2,805,000 in 1999 and $615,000 for the first quarter of 2000.

Note 17	RESTATEMENT

Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, management determined that it had failed to recognize an income tax benefit associated with the operating loss incurred. The effects of the restatement are as follows:

Three Months Ending March 31, 1999 (unaudited)
	As Previously Reported	As Restated
Income tax benefit	$ --	$ 333,123
Net loss	$ (876,639)	$(543,516)
Basic and diluted loss per share	$ (0.04)	$ (0.02)

EXHIBIT INDEX
Exhibit Number	Description

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