Form 10-Q
period 2000-06-30
COLONELS INTERNATIONAL INC
filed 2000-08-21
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

[ X ]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________________to ____________________

Commission File Number: 2-98277C

THE COLONEL'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3262264 (I.R.S. employer identification no.)

951 Aiken Road, Owosso, Michigan (Address of principal executive offices)	48867 (Zip code)

(800) 433-3604 (Registrant's telephone number, including area code)

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 11, 2000: 24,177,805

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

          The Colonel's Truck Accessories, Inc. CTA manufactures and sells pickup truck bedliners and tailgate covers through a distributor network. In March 1997, CTA began to acquire retail outlet stores to sell its manufactured items and other truck accessories that it purchases from third parties to wholesale sub-distributors and dealerships. These retail outlet stores offer installation services and direct sales to retail customers. CTA markets through these various methods to sell CTA's manufactured bedliners and other truck accessories products. In May 1999 CTA purchased the assets of Trader's LLC, a nationally known catalog retailer, for $461,000 in cash and the assumption of $114,000 in liabilities. Trader's has a 42,000 square foot facility in Whittier, California. As discussed below under "Sale/Consolidation of CTA's Stores," CTA has sold substantially all of its retail outlets.

          The Colonel's Rugged Liner, Inc. CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc. and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this transaction, which was completed in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. CRL, formerly located in Uniontown, Pennsylvania, manufactured non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUVs) and three-piece sliding tonneau covers for pickup trucks. As discussed below under "Consolidation of CRL Bedliner Operations with CTA," the Company consolidated CRL's bedliner manufacturing operations with CTA's Owosso, Michigan facility in the second quarter of 2000. In June 2000, the Company sold certain assets of CRL to International Liner Company ("International Liner") as discussed below.

          The Colonel's Brainerd International Raceway, Inc. CBIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of CBIR's revenues are obtained from motor sports racing events at the racetrack. CBIR schedules racing and other events held at the racetrack during weekends in May through September of each year.

          The Colonel's, Inc.; Major Sale of Assets; Indemnity Claim. The Colonel's was organized in 1982 and began producing and selling plastic bumpers and facias in 1983. By 1996, The Colonel's had grown through acquisitions and normal expansion to two manufacturing plants, five distribution warehouses and a network of independent distributors that sold The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia.

      On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. ("AutoLign"). The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remains with The Colonel's.

          On June 13, 2000, the Company received an indemnity claim from AutoLign for approximately $866,000, net of deductibles and offsetting amounts owed to The Colonel's. Management is investigating the claim and has not yet discussed the matter with AutoLign.

Sale/Consolidation of CTA's Stores

          During 1999, CTA decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers and focus on its core activity of bedliner manufacturing in Owosso, Michigan. The retail store operations provided an excellent means of obtaining a presence in the marketplace and expanding production. However, during 1999, CTA sold a number of stores to existing and new distributors and consolidated stores in close proximity to effect cost reductions. CTA continued to sell store operations in the first six months of 2000, having sold substantially all of them, and plans to complete its divestiture of retail operations in the third quarter of 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

          During June 1999, CTA sold its Pomona, California store and consolidated its Baldwin Park, California store with its new Trader's store. It also consolidated its Roswell, New Mexico; Ruidoso, New Mexico; and Las Cruces, New Mexico stores with its El Paso, Texas store. In July 1999 CTA sold stores in Santa Clara, California and Upland, California. CTA also merged its Los Angeles, California store and the Rugged Liner warehouse in California into its new Trader's location in Whittier, California and merged its Franklin, Tennessee store into its Nashville, Tennessee store. The Wexford, Pennsylvania store was closed in August 1999. CTA sold the inventory and certain assets of its Eastern Off Road stores, which are comprised of the Uniontown, Pennsylvania warehouse, and stores in Pittsburgh, Pennsylvania, Greensburg, Pennsylvania; Morgantown, West Virginia; Glen Burnie, Maryland; and Norfolk, Virginia in November 1999. CTA also sold certain assets of its Riverside, California facility engaged in the manufacturing of fiberglass shells and tonneau covers in November 1999.

          An impairment loss of $836,000 (consisting of $570,000 for property, plant and equipment and inventory and $266,000 for goodwill) was recognized in the fourth quarter of 1999 on retail store assets held for sale, substantially all of which were sold as of June 30, 2000. The impairment was recognized in order to record assets held for sale at net realizable value. No additional impairment loss was recorded in the first six months of 2000.

          CTA sold its Charlotte, North Carolina and Roseville, California store operations in January 2000, its Nashville, Tennessee and Thousand Oaks, California store operations in February 2000, its Collinsville, Illinois and South Sacramento store operations in May 2000, a portion of its Whittier, California store operation in June 2000, and closed its Flint, Michigan store operation in May 2000. Proceeds from the sale of these store operations were $986,000. A loss of $22,000 was recognized on the disposal of these store operations, net of the reserve for impairment.

          Revenues for the locations sold, or closed, through the second quarter of 2000 were approximately $14,322,000 in 1999 and $1,328,000 for the first six months of 2000.

          The Company does not expect these sales and consolidations to have any adverse impact on the Company's future operations. Instead, management expects cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been and will be used to meet ongoing Company cash requirements.

Consolidation of CRL Bedliner Operations with CTA

          In December 1999, the Company decided to consolidate CRL's Uniontown, Pennsylvania bedliner manufacturing operations with CTA's Owosso, Michigan facility during 2000 in an effort to increase efficiency and reduce costs. As part of the consolidation, the Company recognized an impairment loss of $1,583,000 on long lived assets comprised of tooling, molds, machinery and equipment, and furniture and fixtures at the Uniontown facility which were duplicative of assets in Owosso, Michigan and whose future use would not be substantial. Additionally, goodwill of $840,000 associated with CRL product lines to be discontinued was impaired and written off in 1999. The consolidation effort was completed in the second quarter of 2000, and is expected to reduce manufacturing and distribution costs. No additional impairment was recorded in the first six months of 2000.

Sale of CRL Assets to International Liner

          As of June 22, 2000, but effective as of May 1, 2000, the Company closed on a transaction with International Liner, a corporation controlled by Mark German, the Company's former President. (Mr. German resigned from his positions as the President and a Director of the Company in October 1999.) Under the terms of this transaction, the Company sold certain inventory, items of property, plant and equipment, and accounts receivable to International Liner. In exchange for these assets, International Liner paid the Company approximately $362,000 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered to the Company 340,521 shares of the Company's Common Stock and released all claims to further amounts due them under the terms of the Agreement and Plan of Merger dated March 13, 1998, as amended by a First Amendment to Merger Agreement dated April 23, 1998, between the Company, The Colonel's Rugged Liner Inc., and the Rugged Liner Companies, and joined in by Donald J. Williamson and the shareholders of the Rugged Liner Companies (collectively, the "Merger Agreement"). Furthermore, the Company retained rights to the name "Rugged Liner" but granted International Liner a license to use that name in foreign markets. The Company eliminated goodwill of approximately $567,000 associated with the assets sold. No gain or loss was recognized from this transaction.

          As described in previous filings, pursuant to the Merger Agreement, on January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put options to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089. Additionally, the Merger Agreement provided that if the "Average Anniversary Trading Price" of the Company's Common Stock received by the shareholders of the Rugged Liner Companies did not equal or exceed the average trading price of $8.20 per share, the Company would be required to pay the Rugged Liner shareholders the difference between these two amounts multiplied by the number of shares remaining. The Company recorded an additional liability of $392,621 in 1999, and charged equity related to the April 24, 1999 anniversary date. This amount offsets the amount owed on the put options exercised on January 3, 2000. The former shareholders of the Rugged Liner Companies filed a summons in a Court of Common Pleas in Pennsylvania relating to these matters. Additionally, Mr. German had the right to require the Company to obtain a letter of credit to secure payment of the Company's future obligations under the Merger Agreement. By letter dated March 3, 2000, counsel for Mr. German demanded that the

Company obtain such a letter of credit to secure approximately $2,793,000 in current and future obligations under the Merger Agreement.

          As a result of the transaction with International Liner described above, the Company now considers the matters described in the previous paragraph resolved.

Sale of Tecumseh Headquarters

          On June 29, 2000, the Company entered into a land contract to sell its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consists of approximately 150 acres and the buildings and improvements thereon. The purchase price was $6.3 million. To date the buyer has paid a total of $1 million toward the purchase price, $900,000 of it subsequent to June 30, 2000. Under the terms of the Land Contract governing the sale, the buyer is required to make monthly payments of approximately $60,200, which includes interest at 11% per annum. On the one-year anniversary of the closing, the Buyer may either pay the balance of the purchase price, or pay $250,000 and extend the date for payment of the balance for one additional year. In addition, the Buyer has the option to pay off the entire balance on the Land Contract for $5 million on or before August 31, 2000. Under accounting principles generally accepted in the United States of America, the Company has not recorded a gain on this transaction as yet because title to the property has not transferred. For income tax purposes, this transaction has been recorded as a sale, and resulted in a tax gain of approximately $1.9 million.

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

          The Company's consolidated current assets decreased from $12,259,000 at December 31, 1999 to $10,863,000 at June 30, 2000. This decrease primarily related to the reclassification from property, plant and equipment to other real estate owned of $4,085,000 for the sale of the Tecumseh headquarters, offset by a $460,000 decrease in cash, a $273,000 decrease in accounts receivable-trade, a $4,081,000 decrease in inventory and a $1,396,000 decrease in notes receivable-related party. The Company's consolidated current liabilities decreased from $10,152,000 at December 31, 1999 to $7,307,000 at June 30, 2000. This decrease primarily relates to a $2,174,000 decrease in income taxes payable and a $1,460,000 decrease in accounts payable, offset by an increase in accrued expenses of $764,000.

          Cash decreased by $460,000 from the year end 1999 to June 30, 2000 primarily due to payments of $2,750,000 toward the Company's 1998 income tax liability, offset by proceeds of approximately $1,187,000 from sales of net assets held for sale, $1,401,000 received on payment of a note due from an affiliated entity and $362,000 received from the sale of assets to International Liner. See Note 15 to the consolidated financial statements in Appendix A.

          Accounts receivable-trade decreased by approximately $273,000 from $1,756,000 as of December 31, 1999 to $1,483,000 at June 30, 2000, due to a reduction in retail accounts receivable resulting from the sale of store operations and certain assets of CRL.

          An account receivable from a related party of $420,000 was established in the fourth quarter of 1999 for expenses paid on behalf of affiliated entities. The balance due at June 30, 2000 for expenses paid in the first six months of 2000 was $299,000. See Note 5 to the consolidated financial statements included in Appendix A.

          Notes receivable-related party at June 30, 2000 are comprised principally of a $5,200,000 note which is secured with a personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is current through June 30, 2000. The majority shareholders and affiliated entities are in the process of seeking funds and have informed the Company that they intend to pay this debt in the near term. An additional demand note of $1,401,000 from an affiliated entity (which bears 8% interest) was outstanding as of December 31, 1999. On April 14, 2000, the note was paid in full.

          Inventories decreased by approximately $4,081,000 between December 31, 1999, and June 30, 2000 from $6,044,000 to $1,964,000, primarily as a result of the sale of certain store operations with inventory balances of approximately $1,287,000, the sale of inventory of CRL, which was $1,717,000 at December 31, 1999, to International Liner, and better inventory management practices. See "Sale/Consolidation of CTA's Stores," "Consolidation of CRL Bedliner Operations with CTA" and "Sale of CRL Assets to International Liner" above, as well as Notes 7 and 15 to the consolidated financial statements included in Appendix A.

          Net assets held for sale increased by $126,000, from $929,000 at December 31, 1999 to $1,055,000 at June 30, 2000. This increase was due to the addition of a six unit townhouse at CBIR's facility in Brainerd, Minnesota for $568,000, offset by the sale of certain store operations and idle production presses with carrying values of $420,000. See Note 7 to the consolidated financial statements included in Appendix A.

          Other assets-current increased $42,000, from $523,000 at December 31, 1999 to $565,000 at June 30, 2000.

          Net property, plant and equipment decreased by approximately $5,349,000 from $18,981,000 at December 31, 1999 to $13,632,000 at June 30, 2000, primarily due to the sale of the Company's headquarters in Tecumseh, Michigan, which had a carrying value of $4,085,000, the sale of CRL assets with a carrying value of $459,000 to International Liner, and deprecation for the period of $1,140,000, offset by fixed asset additions of $393,000. Molds, tooling and furniture and fixtures comprised purchases made in the period.

          Goodwill decreased by approximately $818,000 from $2,529,000 at December 31, 1999 to $1,711,000 at June 30, 2000 due to the elimination of goodwill in the amount of $567,000 associated with assets sold to International Liner and normal amortization expense using a seven-year life. See "Sale of CRL Assets to International Liner" and Note 15 to the consolidated financial statements in Appendix A.

          Other assets-long term increased $181,000 from $1,653,000 at December 31, 1999 to $1,834,000 at June 30, 2000.

Liabilities and Equity

          Accounts payable decreased by approximately $1,459,000 from $4,184,000 at December 31, 1999 to $2,725,000 at June 30, 2000, primarily due to a reduction in inventory purchases resulting from the sale of retail store operations.

          Accrued expenses increased by $764,000 from $2,033,000 at December 31, 1999 to $2,797,000 at June 30, 2000, primarily due to advance ticket sales of $1,070,000 at CBIR and an additional $417,000 in interest and penalties associated with the late payment of the Company's 1998 Federal income tax liability, offset by eliminating $393,000 owed pursuant to the exercise of put options by the former shareholders of the Rugged Liner Companies and a decrease in other accrued expenses of $339,000. See Notes 10, 11 and 15 to the consolidated financial statements included in Appendix A.

          Deferred compensation decreased by $34,000, from $174,000 at December 31, 1999 to $140,000 at June 30, 2000, due to normal payments.

          Income taxes payable decreased from $2,671,000 at December 31, 1999 to $497,000 at June 30, 2000, primarily due to payments made on the Company's 1998 Federal income tax liability. In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived penalties of $2,100,000 but not the interest.

          The Company has made regular monthly payments toward its outstanding tax liability, leaving a liability of $497,000 plus interest and penalties of approximately $1,215,000 as of June 30, 2000. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes and interest. To date the agent has taken no action, due to the Company's commitment to pay the remaining balance.

Outstanding Loans

          With the proceeds of the December 1998 sale of The Colonel's assets described above, the Company paid off its bank line of credit and notes. At that time, the Company suspended its credit facilities with its lending institution.

          CBIR entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. CBIR also has a term loan of $250,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate and a single principal payment of $50,000 per year through 2004.

          In 1995, The Colonel's leased $2,689,000 of equipment under a six-year equipment lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, The Colonel's leased additional equipment in the amount of $3,744,000 structured in the same manner as noted above.

          The Company believes that it will be able to its satisfy ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements that may be necessary from time to time.

Results of Operations

          Revenues for the Company were $5,602,000 for the three months ended June 30, 2000, compared to $10,086,000 in the same period of 1999. The $4,484,000 decrease in 2000 was primarily due to the sale of certain retail store operations in 1999 and the first six months of 2000. Additionally, on June 30,

2000, but effective May 1, 2000 the Company sold certain assets used in the production of three piece tonneau covers, bedmats, and lowering kits for light trucks for sale world wide, as well as assets to produce and sell bedliners internationally. CBIR traditionally has little revenue during the first two quarters because the racing season doesn't begin until May of each year.

          Revenues were $12,157,000 for the six months ended June 30, 2000 compared to $18,811,000 for the same period in 1999. The decrease of $6,654,000 is due to the same factors. See Notes 7 and 15 to the consolidated financial statements in Appendix A.

          Cost of sales for the second quarters in 2000 and 1999 were $5,250,000 and $87,21,000, respectively, or 94% and 86% as a percentage of revenues. The absolute decrease in total cost is attributable to the sale of retail store operations and the sale of certain Rugged Liner assets to International Liner effective May 1, 2000. See Note 15 to the consolidated financial statements in Appendix A. The increase in cost of sales as a percentage of revenues is due to an increase in rent expense at the Owosso facility from $90,000 to $150,000 for the period, an additional reserve for inventory obsolesence of $100,000 and expected inefficencies encountered in the transfer of certain manufacturing operations from the former Rugged Liner facility in Uniontown, Pennsylvania to Owosso, Michigan. See "Consolidation of CRL Bedliner Operations with CTA" above and Note 2 to the consolidated financial statements in Appendix A.

          Cost of sales were $10,826,000 and $16,421,000 for the six month periods ending June 30, 2000 and 1999, respectively, or 89% and 87% as a percentage of revenues, for the same reasons discussed in the previous paragraph .

          Selling, general and administrative expenses were $1,587,000 and $2,426,000 for the second quarters of 2000 and 1999, respectively, or as a percentage of revenues, 28% and 24%. The absolute decrease in total expense is primarily attributable to the sale of retail store operations. See "Sale/Consolidation of CTA's Stores," above. Since a portion of these expenses are fixed in nature, these costs as a percentage of revenues will not decrease proportionately. Selling, general and administrative expenses were $3,505,000 and $4,430,000 for the six month periods ending June 30, 2000 and 1999, respectively, or as a percentage of revenues, 29% and 24%. Variances between these periods are due to the same factors.

          Interest expense increased from $115,000 for the second quarter of 1999 to $501,000 for the second quarter of 2000. This increase was due to additional interest and penalties of $417,000 associated with the late payment of the Company's 1998 Federal income taxes, offset by the reduction of debt amounts, resulting in lower interest amounts. Interest expense increased from $236,000 for the six months ending June 30, 1999 to $592,000 for the same period in 2000 for the same reason.

          Interest income increased by $2,000 from the second quarter of 1999 to the second quarter of 2000 due to interest earned on notes receivable-related party, offset by the reduction of excess cash available for short-term investment. Interest income decreased from $357,000 for the six months ending June 30, 1999 to $252,000 for the same period in 2000 due to the overall reduction of excess cash for investment purposes.

          The Company ceased leasing portions of its Tecumseh, Michigan facility to third parties and sold it during the second quarter of 2000. Net rental income was $202,000 and $26,000 for the quarters ending June 30, 1999 and 2000, respectively, and $268,000 and $65,000 for the six month periods ending June 30, 1999 and 2000 respectively.

Market Risk Disclosure

          Other than the term loans described above, and the other items described in Note 9 to the consolidated financial statements included in Appendix A, the Company currently has no outstanding borrowings. When the Company borrows money in the future, it may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

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

          The Company operates using a very small management group. The sudden loss of one of the key managers could have an immediate impact on the Corporation because of the lack of cross-trained personnel.

Effects of Inflation

          The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's operations. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

New Accounting Standard

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended in June 2000 by SFAS No. 138") which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company will adopt this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined .

Segment Reporting

          For a discussion of the Company's business segments, see Note 16 to the consolidated financial statements included in Appendix A.

Subsequent Events

          The Company sold inventory and certain assets of its Jacksonville, Florida store operation in July 2000 and its El Paso, Texas store operation in August, 2000. Proceeds from these sales were approximately $106,000. Revenues from these operations was approximately $1,106,000 in 1999 and $1,047,000 for the first six months of 2000.

Forward-Looking Statements

          With the exception of historical matters, the matters discussed in this report, particularly descriptions of the Company's plans with respect to the business of CTA and the plans of the majority shareholder and related entities to pay off amounts owed by them to the Company in the near future, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products or trucks and SUVs; the cost and availability of inventories, raw materials and equipment to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in economic conditions; the ability of the Company to sell certain of its retail store operations on favorable terms; any problems associated with the construction of improvements at the raceway; the ability of the Company to reduce costs and realize effeiciencies as a result of the consolidation of its bedliner operations; and the ability of the majority shareholder and related entities to pay off debt owed to the Company in the near future. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

          See the discussion under "Market Risk Disclosure" in Item 2 above.

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

          For a discussion of legal proceedings involving the former shareholders of the Rugged Liner Companies, see Note 14 to the consolidated financial statements included in Appendix A.

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

2.2

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

2.3

Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.4

First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrants' Current Report on Form 8-K dated May 8, 1998.

2.5

Land Contract dated June 29, 2000 between The Colonel's, Inc. and Bravo Enterprises, L.L.C. Incorporated by reference to Exhibit 2(a) to the Registrants' Current Report on Form 8-K filed July 12, 2000.

2.6

Real Estate Purchase Agreement dated June 6, 2000 between The Colonel's, Inc. and Bravo Enterprises, L.L.C., and Amendment to Purchase Agreement. Incorporated by reference to Exhibit 2(b) to the Registrants' Current Report on Form 8-K filed July 12, 2000.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.
3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.
27	Financial Data Schedule.

          (b)          Reports on Form 8-K. The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

SIGNATURES

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE COLONEL'S INTERNATIONAL, INC.
Dated: August 21, 2000	By: /s/Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

APPENDIX A

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2000	December 31, 1999

ASSETS

CURRENT ASSETS:
Cash	$609,246	$1,069,338
Accounts receivable:
Trade (net of allowance for doubtful accounts of $475,000
and $713,000 at June 30, 2000 and December 31, 1999,
respectively)	1,483,216	1,756,355
Related party (Note 5)	298,611	419,784
Notes receivable - related party (Note 4)	121,445	1,517,698
Other real estate owned (Note 3)	4,085,425	--
Inventories (Note 6)	1,963,865	6,044,379
Net assets held for sale (Note 7)	1,055,230	929,025
Deferred tax assets	680,816	--
Other	565,145	522,843

Total current assets	10,862,999	12,259,422

PROPERTY, PLANT, AND EQUIPMENT - Net	13,631,920	18,980,980
(Notes 8 and 9)

OTHER ASSETS:
Notes receivable - related party (Note 4)	4,939,753	5,001,685
Goodwill (Net of accumulated amortization and
impairment of $2,450,000 and $2,094,000
at June 30, 2000, and December 31, 1999,
respectively) (Notes 2 and 15)	1,711,439	2,528,981
Other	1,834,133	1,653,435

Total other assets	8,485,325	9,184,101

TOTAL ASSETS	$32,980,244	$40,424,503

	June 30, 2000	December 31, 1999
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations (Note 9)	$1,236,869	$1,204,528
Accounts payable	2,724,541	4,184,161
Accrued expenses (Note 10)	2,796,779	2,033,077
Current portion of deferred compensation	52,000	59,279
Income taxes payable (Note 11)	496,715	2,670,673

Total current liabilities	7,306,904	10,151,718

LONG-TERM OBLIGATIONS, NET OF
CURRENT PORTION (Note 9)	2,560,236	3,073,601

LONG-TERM PORTION OF DEFERRED
COMPENSATION	88,400	114,400

SHAREHOLDERS' EQUITY (Note 15):
Common stock: 35,000,000 shares authorized
at $0.01 par value, 24,177,805 and 24,518,326 shares issued and outstanding at June 30, 2000
and December 31, 1999, respectively	241,778	245,183
Additional paid-in-capital	5,498,331	7,908,336
Retained earnings	17,284,595	18,931,265

Total shareholders' equity	23,024,704	27,084,784

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY	$32,980,244	$40,424,503

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ending June 30,		Three Months Ending June 30
	2000	1999	2000	1999
		(As restated) (Note 18)
SALES	$12,157,130	$18,810,876	$5,602,246	$10,086,042

COST OF SALES	10,825,862	16,420,822	5,250,393	8,720,800

GROSS PROFIT	1,331,268	2,390,054	351,853	1,365,242

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	3,504,666	4,429,597	1,587,313	2,425,871

LOSS FROM OPERATIONS	(2,173,398)	(2,039,543)	(1,235,460)	(1,060,629)

OTHER INCOME (EXPENSE):
Interest expense	(591,877)	(236,373)	(500,683)	(114,734)
Interest income	252,116	357,087	215,898	214,476
Net rental income	64,665	267,788	25,092	202,179
Other	30,387	15,949	2,825	255

Other income (expense) net	(244,709)	404,451	(256,868)	302,176

LOSS
BEFORE INCOME TAX BENEFIT	(2,418,107)	(1,635,092)	(1,492,328)	(758,453)
Income Tax Benefit	(771,437)	621,334	512,219	373,064

NET LOSS	$(1,646,670)	$(1,013,758)	$(980,109)	$(385,389)

BASIC AND DILUTED LOSS PER SHARE (Note 12)	$(0.07)	$(0.04)	$(0.04)	$(0.02)

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ending June 30,
	2000	1999 (As restated) (Note 18)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,646,670)	$(1,013,758)
Adjustments to reconcile net loss to net cash
Provided by operating activities:
Depreciation and amortization	1,386,870	1,635,465
Deferred tax provision	(680,816)	157,000
Gain on sale of property and equipment	(20,952)	--
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	226,499	(226,415)
Goodwill	--	(105,995)
Inventories	1,992,270	(212,231)
Other	(297,355)	(583,692)
Accounts payable	(1,459,620)	(2,161,640)
Accrued expenses	1,056,324	984,814
Income taxes payable	(2,826,019)	(877,955)

Net cash (used in) operating activities	(2,269,469)	(2,404,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(393,456)	(8,047,712)
Expenditures for assets held for sale	(568,234)	--
Proceeds from sale of property and equipment	238,442	--
Proceeds from sale of Rugged Liner assets	361,700	--
Net change in deposits	--	131,589
Additions to notes receivable-related party	--	(5,200,000)
Payments received on notes receivable-related party	1,458,185	151,665
Proceeds from sale of businesses, net of cash sold	994,264	--
Proceeds from sale of assets held for sale	199,500	--

Net cash provided by (used in) investing activities	2,290,401	(12,964,458)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(15,854)	(141,519)
Principal payments on obligations under capital leases	(465,170)	(363,707)
Common stock redeemed (Note 15)	--	(931,089)

Net cash (used in) financing activities	(481,024)	(1,436,315)

NET (DECREASE) IN CASH	(460,092)	(16,805,180)

CASH, BEGINNING OF PERIOD	1,069,338	18,303,097

CASH, END OF PERIOD	$609,246	$1,497,917

Continued

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ending June 30
	2000	1999 (As restated) (Note 18)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$166,738	$185,855

Cash paid during the period for taxes	$2,750,000	$39,621

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Changes related to sale of CRL assets: (Note 15)

Property, plant and equipment (net)	$459,399	$--

Accrued expenses	$(392,621)	$--

Goodwill	$586,218	$--

Inventory	$1,257,590	$--

Trade accounts receivable	$167,813	$--

Income taxes payable	$652,061	$--

Common stock redeemed	$(3,405)	$--

Paid in capital	$(2,410,006)	$--

Other	$44,651	$--

(Concluded)

THE COLONEL'S INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1	BASIS OF PRESENTATION

The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results expected for the full year.

Reclassifications - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2	WRITE DOWN OF IMPAIRED ASSETS

During the fourth quarter of 1999, the Company wrote down approximately $3,481,000 of impaired long-lived assets. The write down included $570,000 of property, plant and equipment, and inventory at retail store locations which are held for sale (Note 7), goodwill of $266,000 associated with retail store assets held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, and furniture and fixtures at the Company's Uniontown, Pennsylvania bedliner manufacturing facility. The Company consolidated its Pennsylvania manufacturing operations into its Michigan facility in an effort to reduce costs and improve productivity. Accordingly, the sustained use of these assets was unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their net realizable value.

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

Note 3	OTHER REAL ESTATE OWNED

On June 29, 2000, the Company entered into a land contract to sell its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consists of approximately 150 acres and the buildings and improvements thereon. The selling price was $6.3 million. To date the buyer has paid a total of $1 million toward the purchase price, $900,000 of it subsequent to June 30, 2000. Under the terms of the Land Contract governing the sale, the buyer is required to make monthly payments of approximately $60,200, which includes interest at 11% per annum. On the one-year anniversary of the closing, the Buyer may either pay the balance of the purchase price, or pay $250,000 and extend the date for payment of the balance for one additional year. In addition, the Buyer has the option to pay off the entire balance on the Land Contract for $5 million on or before August 31, 2000. Under accounting principles generally accepted in the United States of America at June 30, 2000 the Company had not met the requirements for recording a gain on this transaction. For income tax purposes this transaction has been recorded as a sale, and resulted in a tax gain of approximately $1.9 million.

Note 4	NOTES RECEIVABLE - RELATED PARTY

During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a mortgage and personal guarantee. The note is current through June 30, 2000. The majority shareholder and affiliated entities are in the process of seeking funds and have informed the Company they intend to pay this debt in the near term.

On November 13, 1998, a demand note for $1,401,000 from Williamson Buick, Inc., a company affiliated through common ownership, was established. The note was due and payable by November 13, 1999 and bears interest at 8%. On April 12, 2000 the due date was extended to May 15, 2000 by the Company's Board of Directors. On April 14, 2000 the note was paid in full.

Note 5	ACCOUNTS RECEIVABLE - RELATED PARTY

During the first and second quarters of 2000, the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at June 30, 2000 was approximately $299,000, which is to be reimbursed to the Company by the affiliated entities.

Note 6	INVENTORIES

Inventories are summarized as follows:	June 30, 2000	December 31, 1999

Finished products	$1,225,860	$5,283,860
Raw materials	738,005	760,519

Total inventories	$1,963,865	$6,044,379

Note 7	NET ASSETS HELD FOR SALE

In the fourth quarter of 1999, the Company decided to sell its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers. During 1999, the Company sold certain store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions. The Company intends to continue selling retail store operations in 2000.

Proceeds from the sale of store operations in the first six months of 2000 totaled approximately $986,000, primarily for the sale of inventory because most stores were operated on leased property. A loss of $22,000 net of a reserve for impairment was incurred in the disposition of stores in the first six months of 2000 and is included in selling, general and administrative expense. An impairment loss of $836,000 was recorded to adjust the carrying value of retail store assets held for sale to estimated net realizable value at December 31, 1999. The sale of store operations is expected to be completed in the third quarter of 2000. The net book value of retail store assets held for sale at June 30, 2000 was approximately $347,000.

Revenues for the locations that were sold in the first six months of 2000 was approximately $7,483,000 in 1999 and $1,328,000 for the first six months of 2000.

The Company built a six-unit townhouse at its CBIR facility in Brainerd, Minnesota. These units are fully furnished and are included in net assets held for sale with a carrying value of approximately $568,000.

Also included in net assets held for sale are production presses with a carrying value of $139,500 at June 30, 2000. During the first six months of 2000, the Company disposed of certain production presses with a combined carrying value of $289,000, recognizing a loss of $89,500, which is included in selling, general and administrative expenses.

Note 8	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	June 30, 2000	December 31, 1999
Land and improvements	$3,292,570	$4,979,387
Track	1,821,553	1,821,553
Buildings	1,806,596	4,214,921
Leasehold improvements	85,225	85,512
Bleachers & fencing	1,501,294	1,501,294
Equipment (including equipment under capital lease)	6,737,373	8,278,818
Transportation equipment	2,925,569	3,678,535
Furniture & fixtures	665,274	593,387
Tooling	3,096,036	3,533,033
Construction in progress	172,480	145,062

Total	22,103,970	28,831,502
Less accumulated depreciation	(8,472,050)	(9,850,522)

Net property, plant and equipment	$13,631,920	$18,980,980

The Company signed a purchase commitment of $1,266,400 to construct a ten-unit townhouse at CBIR. To date, the Company has made progress payments of $172,480.

The Company reclassified property and plant to other real estate owned in the amount of $4,085,425 in connection with issuing a land contract (See Note 3).

Note 9	LONG TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30, 2000 (Unaudited)	December 31, 1999 (Unaudited)

Term loan, annual installments of $100,675 plus interest at
9% through August 2003. Secured by related assets	$402,700	$402,700
Mortgage payable to a bank, interest at the bank's prime
rate plus 2% (effective rate of 11.50% at June 30, 2000),
annual principal payments of $50,000 plus interest due quarterly,
through September 2004. Secured by underlying property	250,000	250,000
Capital lease obligations through December 2002;
monthly installments include interest at rates between
7.5% and 8.75%, collateralized by the related machinery
and equipment	3,128,542	3,593,712
Other	15,863	31,717
Total	3,797,105	4,278,129

Less current portion	(1,236,869)	(1,204,528)

Long-term	$2,560,236	$3,073,601

Note 10	ACCRUED EXPENSES

Accrued expenses consist of the following:	June 30, 2000 (Unaudited)	December 31, 1999 (Audited)
Accrued settlements	$55,000	$150,000
Accrued interest and penalties (Note 11)	1,279,391	854,252
Accrued liability, common stock redeemed (Note 15)	--	392,621
Advance ticket sales	1,069,736	--
Other	392,652	636,204

Total	$2,796,779	$2,033,077

Note 11	INCOME TAXES

In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived penalties of $2,100,000 but not the interest. As a result of filing its Federal income tax returns for 1998 and 1999 in June 2000 and August 2000, respectively, the Company recorded additional interest and penalty charges in the quarter ended June 30, 2000 of approximately $400,000.

The Company has made regular monthly payments toward its outstanding tax liability, leaving a balance of approximately $497,000 plus penalties and interest of approximately $1,215,000 as of June 30, 2000. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes and interest. To date the agent has taken no action, due to the Company's commitment to pay the remaining balance.

The principal difference between tax provided for at the federal statutory rate and the effective rate is due to non-deductible expenses.

Note 12	LOSS PER SHARE

In accordance with SFAS 128, basic loss per share for June 30, 2000 and 1999 is calculated as net loss divided by the weighted average number of common shares outstanding. Diluted loss per share was calculated as net loss divided by the weighted average number of common shares outstanding increased by the number of additional common shares that would have been outstanding if the dilutive shares had been issued. Due to the small number of additional potentially dilutive shares, there was no material effect on loss per share; therefore basic and diluted loss per share are the same.

Note 13	LITIGATION AND CONTINGENCIES

Other than as described in Note 15, no material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1999 occurred during the second quarter of 2000. See also Note 15.

On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. ("AutoLign"). The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remains with The Colonel's.

On June 13, 2000, the Company received an indemnity claim from AutoLign for approximately $866,000 net of deductibles and offsetting amounts owed to The Colonel's. Company management is investigating the claim and has not yet had any discussions of the matter with AutoLign.

Note 14	ENVIRONMENTAL

In connection with the Asset Purchase Agreement with AutoLign discussed elsewhere in this Quarterly Report on Form 10-Q, $250,000 of the purchase price for The Colonel's assets was deposited in escrow for the purpose of satisfying certain environmental investigation and potential cleanup obligations of The Colonel's following the closing. The Company received $122,000 out of the environmental escrow fund in 1999. In July 2000 the Company received an additional $57,000 out of the escrow and concluded this matter with AutoLign.

Note 15	COMMON STOCK REDEEMED

As of June 22, 2000, but effective as of May 1, 2000, the Company closed on a transaction with International Liner Company ("International Liner"), a corporation controlled by Mark German, the Company's former President. (Mr. German resigned from his positions as President and Director of the Company in October 1999.) Under the terms of this transaction, the Company sold certain inventory, items of property, plant and equipment, and accounts receivable to International Liner. In exchange for these assets, International Liner paid the Company approximately $362,000 in cash and Mr. German and the other former shareholders of Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., and Ground Force, Inc. (the "Rugged Liner

Companies") surrendered to the Company 340,521 shares of the Company's common stock and released all claims to further amounts due them under the terms of the Agreement and Plan of Merger dated March 13, 1998, as amended by a First Amendment to Merger Agreement dated April 23, 1998, between the Company, The Colonel's Rugged Liner Inc., and the Rugged Liner Companies, and joined in by Donald J. Williamson and the shareholders of the four acquired companies (collectively, the "Merger Agreement"). Furthermore, the Company retained rights to the name "Rugged Liner" but granted International Liner a license to use that name in foreign markets. The Company eliminated goodwill of approximately $567,000 associated with assets sold. No gain or loss was recorded as a result of this transaction.

As described in previous filings, pursuant to the Merger Agreement, on January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put options to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089. Additionally, the Merger Agreement provided that if the "Average Anniversary Trading Price" of the Company's Common Stock received by the shareholders of the Rugged Liner Companies did not equal or exceed the average trading price of $8.20 per share, the Company would be required to pay the Rugged Liner shareholders the difference between these two amounts multiplied by the number of shares remaining. The Company recorded an additional liability of $392,621 in 1999, and charged equity related to the April 24, 1999 anniversary date. This amount offsets the amount owed on the put options exercised on January 3, 2000. The former shareholders of the Rugged Liner Companies filed a summons in a Court of Common Pleas in Pennsylvania relating to these matters. Additionally, Mr. German had the right to require the Company to obtain a letter of credit to secure payment of the Company's future obligations under the Merger Agreement. By letter dated March 3, 2000, counsel for Mr. German demanded that the Company obtain such a letter of credit to secure approximately $2,793,000 in current and future obligations under the Merger Agreement.

As a result of the transaction with International Liner described above, the Company now considers the matters described in the previous paragraph resolved.

Note 16	SEGMENTS OF BUSINESS

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

Financial information segregated by reportable product segment is as follows:

	Six Months Ending June 30 (Unaudited)		Three Months Ending June 30 (Unaudited)
	2000	1999	2000	1999
Sales:
Truck
Accessories	$11,840,557	$18,465,290	$5,324,225	$9,758,381
Raceway	316,573	345,586	278,021	327,661
Total	$12,157,130	$18,810,876	$5,602,246	$10,086,042

Income From
Operations:
Truck
Accessories	$(1,386,343)	$(1,245,694)	$(874,694)	$(899,125)
Raceway	(787,055)	(793,849)	(360,766)	(161,504)
Total	$(2,173,398)	$(2,039,543)	$(1,235,460)	$(1,060,629)

Note 17	SUBSEQUENT EVENTS

The Company sold inventory and certain assets of its Jacksonville, Florida store operation in July, 2000 and its El Paso, Texas store operation in August 2000. Proceeds from the sales were approximately $106,000. Revenues from these operations were approximately $1,106,000 in 1999 and $1,047,000 for the first six months of 2000.

Note 18	RESTATEMENT

Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, management determined that it had failed to recognize an income tax benefit associated with the operating loss incurred for that quarter. The accompanying financial statements for the six months ended June 30, 1999 have been restated to recognize this income tax benefit. The effects of the restatement are as follows:

	Six Months Ending June 30, 1999 (Unaudited)

	As Previously Reported	As Restated
Income tax benefit	$373,064	$621,334
Net loss	$(1,262,028)	$(1,013,758)
Basic and diluted loss per share	$(0.05)	$(0.04)

EXHIBIT INDEX

Exhibit Number	Description

2.1

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

2.2

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

2.3

Agreement and Plan of Merger by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated March 13, 1998. Incorporated by reference to Exhibit 2(a) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.4

First Amendment to Agreement and Plan of Merger, by and among The Colonel's International, Inc., The Colonel's Rugged Liner, Inc., Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc., Ground Force, Inc., and certain shareholders of the foregoing, dated April 23, 1998. Incorporated by reference to Exhibit 2(b) to the Registrant's Current Report on Form 8-K dated May 8, 1998.

2.5

Land Contract dated June 29, 2000 between The Colonel's, Inc. and Bravo Enterprises, L.L.C. Incorporated by reference to Exhibit 2(a) to the Registrants' Current Report on Form 8-K filed July 12, 2000.

2.6

Real Estate Purchase Agreement dated June 6, 2000 between The Colonel's, Inc. and Bravo Enterprises, L.L.C., and Amendment to Purchase Agreement. Incorporated by reference to Exhibit 2(b) to the Registrants' Current Report on Form 8-K filed July 12, 2000.

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

27	Financial Data Schedule.