Form 10-Q/A
period 2000-06-30
COLONELS INTERNATIONAL INC
filed 2000-08-29
CIK 771249

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

          The Colonel's International, Inc. (the "Company") is filing this Amendment No. 1 to Report on Form 10-Q for the purpose of amending and restating Items 1 and 2 of Part I and Item 1 of Part II.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

          The financial statements required under Item 1 of Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Reference is made to the Form 10-K for the year ended December 31, 1999 wherein the independent auditors' report expresses an unqualified opinion and includes an explanatory paragraph which indicates that there are matters that raise substantial doubt about the Company's ability to continue as a going concern.

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

          On June 13, 2000, the Company received an indemnity claim from AutoLign for approximately $866,000, net of deductibles and offsetting amounts owed to The Colonel's. Company management is investigating the claim and is unable to determine the outcome of this matter at this time. No amounts have been recorded for potential loss in the accompanying financial statements included in Appendix A.

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

Sale of Tecumseh Headquarters

          On June 29, 2000, the Company entered into a land contract to sell its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consists of approximately 150 acres and the buildings and improvements thereon. The purchase price was $6.3 million. To date the buyer has paid a total of $1 million toward the purchase price, $900,000 of it subsequent to June 30, 2000. Under the terms of the Land Contract governing the sale, the buyer is required to make monthly payments of approximately $60,200, which includes interest at 11% per annum. On the one-year anniversary of the closing, the Buyer may either pay the balance of the purchase price, or pay $250,000 and extend the date for payment of the balance for one additional year. In addition, the Buyer has the option to pay off the entire balance on the Land Contract for $5 million on or before August 31, 2000. Under accounting principles generally accepted in the United States of America at June 30, 2000 the Company had not met the requirements for recording a gain on this transaction . For income tax purposes, this transaction has been recorded as a sale, and resulted in a tax gain of approximately $1.9 million.

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

PART II
OTHER INFORMATION

Item 1.     Legal Proceedings.

          For a discussion of legal proceedings involving the former shareholders of the Rugged Liner Companies, see Note 15 to the consolidated financial statements included in Appendix A.

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

THE COLONEL'S INTERNATIONAL, INC.
Dated: August 29, 2000	By: /s/Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

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

The interim financial information is unaudited. In the opinion of management, all adjustments, consisting of normal recurring items necessary to present fairly the financial position as of June 30, 2000, the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 have been included.

Interim results of operations are not necessarily indicative of the results for the full year.

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

Note 9	LONG TERM OBLIGATIONS

Long-term obligations consist of the following:

	June 30, 2000	December 31, 1999

Term loan, annual installments of $100,675 plus interest at
9% through August 2003. Secured by related assets	$402,700	$402,700
Mortgage payable to a bank, interest at the bank's prime
rate plus 2% (effective rate of 11.50% at June 30, 2000),
annual principal payments of $50,000 plus interest due quarterly,
through September 2004. Secured by underlying property	250,000	250,000
Capital lease obligations through December 2002;
monthly installments include interest at rates between
7.5% and 8.75%, collateralized by the related machinery
and equipment	3,128,542	3,593,712
Other	15,863	31,717
Total	3,797,105	4,278,129

Less current portion	(1,236,869)	(1,204,528)

Long-term	$2,560,236	$3,073,601

Note 10	ACCRUED EXPENSES

Accrued expenses consist of the following:	June 30, 2000	December 31, 1999
Accrued settlements	$55,000	$150,000
Accrued interest and penalties (Note 11)	1,279,391	854,252
Accrued liability, common stock redeemed (Note 15)	--	392,621
Advance ticket sales	1,069,736	--
Other	392,652	636,204

Total	$2,796,779	$2,033,077

Note 11	INCOME TAXES

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

In accordance with SFAS 128, basic loss per share for June 30, 2000 and 1999 is calculated as net loss divided by the weighted average number of common shares outstanding. Fully diluted loss per share has not been presented because the effects are antidilutive.

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

On June 13, 2000, the Company received an indemnity claim from AutoLign for approximately $866,000 net of deductibles and offsetting amounts owed to The Colonel's. Company management is investigating the claim and is unable to determine the outcome of this matter at this time. No amounts have been recorded for potential loss on this matter.

Note 14	ENVIRONMENTAL

In connection with the Asset Purchase Agreement with AutoLign, $250,000 of the purchase price for The Colonel's assets was deposited in escrow for the purpose of satisfying certain environmental investigation and potential cleanup obligations of The Colonel's following the closing. The Company received $122,000 out of the environmental escrow fund in 1999. In July 2000 the Company received an additional $57,000 out of the escrow and concluded this matter with AutoLign.

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

Financial information segregated by reportable product segment is as follows:

	Six Months Ending June 30		Three Months Ending June 30
	2000	1999	2000	1999
Sales:
Truck
Accessories	$11,840,557	$18,465,290	$5,324,225	$9,758,381
Raceway	316,573	345,586	278,021	327,661
Total	$12,157,130	$18,810,876	$5,602,246	$10,086,042

Loss From
Operations:
Truck
Accessories	$(1,386,343)	$(1,245,694)	$(874,694)	$(899,125)
Raceway	(787,055)	(793,849)	(360,766)	(161,504)
Total	$(2,173,398)	$(2,039,543)	$(1,235,460)	$(1,060,629)

Note 17	SUBSEQUENT EVENTS

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