Form 10-Q
period 2000-09-30
COLONELS INTERNATIONAL INC
filed 2000-11-14
CIK 771249

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

Form 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________to ____________________

Commission File Number: 2-98277C

THE COLONEL'S INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-3262264 (IRS employer identification no.)

951 Aiken Road, Owosso, Michigan (Address of principal executive offices)	48867 (Zip code)

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

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 10, 2000: 24,177,805

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

          The financial statements required under Item 1 of Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Reference is made to the Form 10-K of The Colonel's International, Inc. (the "Company") for the year ended December 31, 1999 wherein the independent auditors' report expresses an unqualified opinion and includes an explanatory paragraph which indicates that there are matters that raise substantial doubt about the Company's ability to continue as a going concern.

Background

          The Company has five wholly owned subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Rugged Liner, Inc. ("CRL"), The Colonel's Brainerd International Raceway, Inc. ("CBIR"), Sports Resorts International, Inc. ("Sports Resorts"), and The Colonel's, Inc. ("The Colonel's").

          The Colonel's Truck Accessories, Inc. CTA manufactures and sells pickup truck bedliners and tailgate covers through a distributor network. In March 1997, CTA began to acquire retail outlet stores to sell its manufactured items and other truck accessories that it purchased from third parties to wholesale sub-distributors and dealerships. These retail outlet stores offered installation services and direct sales to retail customers. CTA marketed through these various methods to sell its manufactured bedliners and other truck accessories products. In May 1999 CTA purchased the assets of Trader's LLC, a nationally known catalog retailer, for $461,000 in cash and the assumption of $114,000 in liabilities. Trader's has a 42,000 square foot facility in Whittier, California. As discussed below under "Sale/Consolidation of CTA's Stores" and "Subsequent Events," CTA has sold substantially all of its retail outlets.

          The Colonel's Rugged Liner, Inc. CRL was formed in March 1998 in connection with the acquisition by merger of four Pennsylvania corporations: Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc. and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). In this transaction, which was completed in April 1998, each of the Rugged Liner Companies merged with and into CRL, with CRL being the surviving corporation. CRL, formerly located in Uniontown, Pennsylvania, manufactured non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUVs) and three-piece sliding tonneau covers for pickup trucks. As discussed below under "Consolidation of CRL Bedliner Operations with CTA," the Company consolidated CRL's bedliner manufacturing operations with CTA's Owosso, Michigan facility in the second quarter of 2000. In June 2000, the Company sold certain assets of CRL to International Liner Company ("International Liner"), as discussed below.

          The Colonel's Brainerd International Raceway, Inc. and Sports Resorts International, Inc.; Proposed Spin-off. CBIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of CBIR's revenues are obtained from motor sports racing events at the racetrack. CBIR schedules races and other events held at the racetrack during weekends in May through September of each year. Sports Resorts was recently formed and is currently inactive.

          On October 2, 2000 the Company announced a spin-off of the Company's sports and leisure businesses (CBIR and Sports Resorts), as an independent company to its shareholders. The Company plans to convene a special shareholders meeting in the near future to obtain shareholder approval for this spin-off. However, the majority shareholders have endorsed the Board's decision and have confirmed they will vote in favor of the spin-off. The Company anticipates that as part of this spin-off CBIR will become a wholly owned subsidiary of Sports Resorts and that the Company will distribute all of its stock in Sports Resorts to the Company's shareholders. Each shareholder of record of the Company as of the anticipated record date of February 2, 2001 will be entitled to receive a stock dividend of one registered share of Sports Resorts common stock for each share of Company common stock held as of the record date.

          Following the spin-off, Sports Resorts will own CBIR and related assets, including certain land in Michigan held for the development of another sports related project. Sports Resorts will seek a separate listing on the Nasdaq SmallCap Market and will cease to be a subsidiary of the Company, effective upon the spin-off. CBIR, as a wholly owned subsidiary of Sports Resorts, will continue to own and operate the raceway. The Company anticipates that Sports Resorts will focus on the development of a related sports project in Michigan. Following the spin-off, the Company will continue to own and operate its bedliner and auto truck accessory manufacturing businesses (CTA). Having completed the sale of its retail locations, the Company intends to concentrate on its core manufacturing business following the spin-off.

          The Colonel's, Inc.; Major Sale of Assets; Indemnity Claim. The Colonel's was organized in 1982 and began producing and selling plastic bumpers and fascias in 1983. By 1996, The Colonel's had grown through acquisitions and normal expansion to two manufacturing plants, five distribution warehouses and a network of independent distributors that sold The Colonel's products throughout the United States, Canada, Mexico and the District of Columbia.

          On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign Manufacturing Group, Inc. ("AutoLign"). The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remained with The Colonel's.

          On June 13, 2000, the Company received notice of an indemnity claim by AutoLign for approximately $866,000, net of deductibles and offsetting amounts owed to The Colonel's. The Company's management is investigating the claim and is unable to predict the outcome of this matter at this time. No amounts have been recorded for potential loss in the accompanying financial statements included in Appendix A.

Sale/Consolidation of CTA's Stores

          During 1999, CTA decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers and focus on its core activity of bedliner manufacturing in Owosso, Michigan. The retail store operations provided an excellent means of obtaining a presence in the marketplace and expanding production. However, during 1999, CTA sold a number of stores to existing and new distributors and consolidated stores in close proximity to effect cost reductions. CTA continued to sell store operations in the first nine months of 2000, and now has sold substantially all of them. CTA plans to complete its divestiture of retail operations in the fourth quarter of 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

          During June 1999, CTA sold its Pomona, California store and consolidated its Baldwin Park, California store with its new Trader's store in Whittier, California. It also consolidated its Roswell, New Mexico; Ruidoso, New Mexico; and Las Cruces, New Mexico stores with its El Paso, Texas store. In July 1999 CTA sold stores in Santa Clara, California and Upland, California. CTA also merged its Los Angeles, California store and the Rugged Liner warehouse in California into its new Trader's location and merged its Franklin, Tennessee store into its Nashville, Tennessee store. The Wexford, Pennsylvania store was closed in August 1999. CTA sold the inventory and certain assets of its Eastern Off Road stores, which were comprised of the Uniontown, Pennsylvania warehouse and stores in Pittsburgh, Pennsylvania; Greensburg, Pennsylvania; Morgantown, West Virginia; Glen Burnie, Maryland; and Norfolk, Virginia, in November 1999. CTA also sold certain assets of its Riverside, California facility engaged in the manufacturing of fiberglass shells and tonneau covers in November 1999.

          An impairment loss of $836,000 (consisting of $570,000 for property, plant and equipment and inventory and $266,000 for goodwill) was recognized in the fourth quarter of 1999 on retail store assets held for sale, substantially all of which were sold as of September 30, 2000. The impairment loss was recognized in order to record assets held for sale at net realizable value.

          CTA sold its Charlotte, North Carolina, and Roseville, California, store operations in January 2000, its Nashville, Tennessee, and Thousand Oaks, California, store operations in February 2000, its Collinsville, Illinois, and South Sacramento store operations in May 2000, a portion of its Whittier, California, store operation in June 2000, its Jacksonville, Florida, store operation in July 2000, and its El Paso, Texas, store in August 2000, and closed its Flint, Michigan, store operation in May 2000. Proceeds from the sale of these store operations were $1,095,000. A loss of $72,000 was recognized on the disposal of these store operations, net of the reserve for impairment.

          Revenues for the locations sold, or closed, through the third quarter of 2000 were approximately $15,428,000 in 1999 and $2,401,000 for the first nine months of 2000.

          The Company does not expect these sales and consolidations to have any adverse impact on the Company's future operations. Instead, management expects cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been used to meet the Company's ongoing cash requirements.

Consolidation of CRL Bedliner Operations with CTA

          In December 1999, the Company decided to consolidate CRL's Uniontown, Pennsylvania bedliner manufacturing operations with CTA's Owosso, Michigan facility during 2000 in an effort to increase efficiency and reduce costs. As part of the consolidation, the Company recognized an impairment loss of $1,583,000 on long lived assets comprised of tooling, molds, machinery and equipment, and furniture and fixtures at the Uniontown facility which were duplicative of assets in Owosso, Michigan and whose future use would not be substantial. Additionally, goodwill of $840,000 associated with CRL product lines to be discontinued was impaired and written off in 1999. The consolidation effort was completed in the second quarter of 2000, and is expected to reduce manufacturing and distribution costs. No additional impairment was recorded in the first nine months of 2000.

Sale of CRL Assets to International Liner

          As of June 22, 2000, but effective as of May 1, 2000, the Company closed on a transaction with International Liner, a corporation controlled by Mark German, the Company's former President (Mr. German resigned from his positions as the President and a Director of the Company in October 1999). Under the terms of this transaction, the Company sold certain inventory, items of property, plant and equipment, and accounts receivable to International Liner. In exchange for these assets, International Liner paid the Company approximately $362,000 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered to the Company 340,521 shares of the Company's Common Stock and released all claims to further amounts due them under the terms of the Agreement and Plan of Merger dated March 13, 1998, as amended by a First Amendment to Merger Agreement dated April 23, 1998, between the Company, The Colonel's Rugged Liner Inc., and the Rugged Liner Companies, and joined in by Donald J. Williamson and the shareholders of the Rugged Liner Companies (collectively, the "Merger Agreement"). Furthermore, the Company retained rights to the name "Rugged Liner" but granted International Liner a license to use that name in foreign markets. The Company eliminated goodwill of approximately $567,000 associated with the assets sold. No gain or loss was recognized from this transaction.

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

Sale of Tecumseh Headquarters

          On June 29, 2000, the Company entered into a land contract to sell its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consisted of approximately 150 acres and the buildings and improvements thereon. The purchase price was $6.3 million (prior to the discount discussed below). The buyer paid a total of $1 million toward the purchase price ($900,000 of it in July of 2000) and exercised an option to pay off the remaining outstanding balance of $5 million by September 15, 2000, net of a discount of $300,000. A gain of approximately $1.9 million was recognized in the third quarter of 2000 and is included in gain on disposal of assets.

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

          The Company's consolidated current assets decreased from $12,259,000 at December 31, 1999 to $9,841,000 at September 30, 2000. This decrease primarily relates to a $365,000 decrease in accounts receivable-trade, a $4,242,000 decrease in inventory and a $1,394,000 decrease in notes receivable-related party, offset by a $2,948,000 increase in cash and a $682,000 increase in Federal income taxes receivable. The Company's consolidated current liabilities decreased from $10,152,000 at December 31, 1999 to $4,651,000 at September 30, 2000. This decrease primarily relates to a $2,671,000 decrease in income taxes payable, a $2,433,000 decrease in accounts payable, and a decrease in accrued expenses of $444,000.

          Cash increased by $2,948,000 from the year end 1999 to September 30, 2000, primarily due to proceeds of approximately $6 million received on the sale of the Company's Tecumseh, Michigan facility, $1,500,000 in insurance proceeds received for the total loss of the Company's aircraft, which was destroyed in a crash in August 2000, $1,308,000 from sales of net assets held for sale, and $1,401,000 received on payment of a note due from an affiliated entity, offset by payments of $3,730,000 toward the Company's 1998 income tax liability, capital expenditures of $1,821,000, the addition of $568,000 to net assets held for sale and principal payments on long-term obligations of $876,000.

          Accounts receivable-trade decreased by approximately $365,000 from $1,756,000 as of December 31, 1999 to $1,391,000 at September 30, 2000, due to a reduction in retail accounts receivable resulting from the sale of store operations and certain assets of CRL.

          An account receivable from a related party of $420,000 was established in the fourth quarter of 1999 for expenses paid on behalf of affiliated entities. The balance due at September

30, 2000 for expenses paid in the first nine months of 2000 was $735,000. See Note 5 to the consolidated financial statements included in Appendix A.

          Notes receivable-related party at September 30, 2000 are comprised principally of a $5,200,000 note which is secured with a personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is current through September 30, 2000. See Note 4 to the consolidated financial statements included in Appendix A. An additional demand note of $1,401,000 from an affiliated entity (which bears 8% interest) was outstanding as of December 31, 1999. On April 14, 2000, the demand note was paid in full.

          Inventories decreased by approximately $4,242,000 between December 31, 1999 and September 30, 2000 from $6,044,000 to $1,802,000, primarily as a result of the sale of certain store operations with inventory balances of approximately $1,942,000, the sale of inventory of CRL, which was $1,717,000 at December 31, 1999, to International Liner, and better inventory management practices. See "Sale/Consolidation of CTA's Stores," "Consolidation of CRL Bedliner Operations with CTA" and "Sale of CRL Assets to International Liner" above, as well as Notes 7 and 15 to the consolidated financial statements included in Appendix A.

          Net assets held for sale decreased by $23,000, from $929,000 at December 31, 1999 to $906,000 at September 30, 2000. This decrease was due to the sale of certain store operations and idle production presses with carrying values of $591,000, offset by the addition of a six unit townhouse at CBIR's facility in Brainerd, Minnesota for $568,000. See Note 7 to the consolidated financial statements included in Appendix A.

          Other assets-current decreased $340,000, from $523,000 at December 31, 1999 to $183,000 at September 30, 2000, primarily due to the amortization of prepaid sanction fees associated with a national event held at CBIR in the third quarter of 2000.

          Net property, plant and equipment decreased by approximately $6,146,000 from $18,981,000 at December 31, 1999 to $12,835,000 at September 30, 2000, primarily due to the sale of the Company's headquarters in Tecumseh, Michigan, which had a carrying value of $4,081,000, the total loss of the Company's aircraft with a carrying value of $1,639,000, the sale of CRL assets with a carrying value of $459,000 to International Liner, and deprecation for the period of $1,673,000, offset by fixed asset additions of $1,821,000. Condominium units under construction, molds, tooling and furniture and fixtures comprised additions made in the period.

          Goodwill decreased by approximately $914,000 from $2,529,000 at December 31, 1999 to $1,615,000 at September 30, 2000 due to the write-off of goodwill in the amount of $567,000 associated with assets sold to International Liner and normal amortization expense using a seven-year life. See "Sale of CRL Assets to International Liner" and Note 15 to the consolidated financial statements in Appendix A.

          Other assets-long term increased $167,000 from $1,653,000 at December 31, 1999 to $1,820,000 at September 30, 2000.

Liabilities and Equity

          Accounts payable decreased by approximately $2,433,000 from $4,184,000 at December 31, 1999 to $1,751,000 at September 30, 2000, primarily due to a reduction in inventory purchases resulting from the sale of retail store operations, and the use of available cash to pay down amounts owed to vendors.

          Accrued expenses decreased by $444,000 from $2,033,000 at December 31, 1999 to $1,589,000 at September 30, 2000, primarily due to the elimination of $393,000 owed pursuant to the exercise of put options by the former shareholders of the Rugged Liner Companies and a decrease in other accrued expenses of $274,000, offset by an additional $246,000 in interest and penalties associated with the late payment of the Company's 1998 Federal income tax liability. See Notes 10, 11 and 15 to the consolidated financial statements included in Appendix A.

          Deferred compensation decreased by $47,000, from $174,000 at December 31, 1999 to $127,000 at September 30, 2000, due to normal payments.

          Income taxes payable of $2,671,000 at December 31, 1999 were eliminated at September 30, 2000, primarily due to payments made on the Company's 1998 Federal income tax liability. In November 1999 the Company received a notice from the Internal Revenue Service ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived penalties of $2,100,000 but not the interest.

          The Company has made regular payments toward its outstanding tax liability, and owed only interest and penalties of approximately $1,044,000 as of September 30, 2000. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes and interest. The Company subsequently paid its liability for penalties and interest in full on October 10, 2000.

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

          The Company believes that it will be able to its satisfy ongoing cash requirements for the next twelve months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements that may be necessary from time to time.

Results of Operations

          Revenues for the Company were $6,773,000 for the three months ended September 30, 2000, compared to $11,330,000 in the same period of 1999. The $4,557,000 decrease in 2000 was primarily due to the sale of certain retail store operations in 1999 and the first nine months of 2000. Additionally, on June 30, 2000, but effective May 1, 2000 the Company sold certain assets used in the production of three piece tonneau covers, bedmats, and lowering kits for light trucks, as well as assets to produce and sell bedliners internationally, to International Liner, as discussed above. See Notes 7, 15 and 16 to the consolidated financial statements in Appendix A.

          Revenues were $18,930,000 for the nine months ended September 30, 2000 compared to $30,141,000 for the same period in 1999. The decrease of $11,211,000 is due to the factors discussed in the prior paragraph.

          Cost of sales for the third quarters in 2000 and 1999 were $5,124,000 and $9,555,000, respectively, or 76% and 84% as a percentage of revenues. The decrease in cost of sales is attributable to the sale of retail store operations and the sale of certain Rugged Liner assets to International Liner effective May 1, 2000. See Notes 7 and 15 to the consolidated financial statements in Appendix A.

          Cost of sales were $15,950,000 and $25,979,000 for the nine month periods ending September 30, 2000 and 1999, respectively, or 84% and 86% as a percentage of revenues, for the same reasons discussed in the previous paragraph.

          Gain on disposal of assets was $1,592,000 for the third quarter of 2000 and is comprised principally of a gain of $1,873,000 related to the sale of the Company's Tecumseh, Michigan facility, offset by a loss of $139,000 related to the total loss of the Company's aircraft and losses of $50,000 and $92,000 on the sale of retail store operations and other unused production assets, respectively. Gain on disposal of assets was $252,000 for the third quarter of 1999 and is related principally to the sale of unused production equipment. Gain on disposal of assets was $1,613,000 and $252,000 for the nine months ending September 30, 2000 and 1999 respectively for the same reasons. See Notes 3 and 7 to the consolidated financial statements in Appendix A.

          Selling, general and administrative expenses were $1,801,000 and $2,724,000 for the third quarters of 2000 and 1999, respectively, or as a percentage of revenues, 27% and 24%. The absolute decrease in total expense is primarily attributable to the sale of retail store operations. See "Sale/Consolidation of CTA's Stores," above. Since a portion of these expenses is fixed in nature, these costs as a percentage of revenues will not decrease proportionately. Selling, general and administrative expenses were $5,432,000 and $7,150,000 for the nine month periods ending September 30, 2000 and 1999, respectively, or as a percentage of revenues, 29% and 24%. Variances between these periods are due to the same factors. Included in selling, general and administrative expense are legal fees of $266,000 and $197,000 for the quarters ending

September 30, 2000 and 1999, respectively, and $866,000 and $531,000 for the nine months ending September 30, 2000 and 1999, respectively. See also Item 1 ("Legal Proceedings") in Part II of this Report on Form 10-Q and Note 13 to the consolidated financial statements in Appendix A.

          Interest expense decreased from $576,000 for the third quarter of 1999 to $72,000 for the third quarter of 2000. This decrease was due to additional interest in 1999 of $498,000 associated with the late payment of the Company's 1998 Federal income taxes. Interest expense decreased from $813,000 for the nine months ending September 30, 1999 to $564,000 for the same period in 2000 due to the overall reduction in debt resulting in lower interest amounts, as well as a reduction in the Company's outstanding income tax balance.

          Interest income increased by $94,000 from the third quarter of 1999 to the third quarter of 2000 primarily due to interest earned on a land contract related to the sale of the Company's Tecumseh, Michigan facility. See "Sale of Tecumseh Headquarters" above and Note 3 to the consolidated financial statements in Appendix A. Interest income decreased from $504,000 for the nine months ending September 30, 1999 to $494,000 for the same period in 2000 due to the overall reduction of excess cash for investment purposes, offset by interest earned on notes receivable-related party and interest related to the land contract receivable as previously described.

          The Company ceased leasing portions of its Tecumseh, Michigan facility to third parties and sold it during the third quarter of 2000. Net rental income was $156,000 and $17,000 for the quarters ending September 30, 1999 and 2000, respectively, and $424,000 and $82,000 for the nine month periods ending September 30, 1999 and 2000, respectively.

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

          The Company's new contract with the NHRA for the national race at the CBIR race facility is critical to the track. The track obtains 60% of its sales and 70% of its operating profit from this race. The loss of the National race with the NHRA would immediately impact CBIR's income potential.

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

New Accounting Standard

          In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133," as amended in June 2000 by SFAS No. 138) which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company will adopt this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations has not yet been determined .

Segment Reporting

          For a discussion of the Company's business segments, see Note 16 to the consolidated financial statements included in Appendix A.

Subsequent Events

          The Company sold inventory and certain assets of its Whittier, California store operation in November 2000. Proceeds of the sale were approximately $193,000. Revenues for this operation were $2,953,000 in 1999, and $2,711,000 for the first nine months of 2000.

          See also the discussion of the proposed spin-off of the Company's sports and leisure business discussed under "The Colonel's Brainerd International Raceway, Inc. and Sports Resorts International, Inc.; Proposed Spin-Off" above.

Forward-Looking Statements

          With the exception of historical matters, the matters discussed in this report, particularly descriptions of the Company's plans with respect to the business of CTA and the proposed spin-off of the Company's sports and leisure businesses, contain forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the industries in which the Company operates, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "intends," "is likely," "plans," "predicts," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Furthermore, the Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Future Factors include, but are not limited to, uncertainties relating to changes in demand for the Company's products or trucks and SUVs; the cost and availability of inventories, raw materials and equipment to the Company; the degree of competition by the Company's competitors; changes in government and regulatory policies; changes in economic conditions; the ability of the Company to sell certain of its retail store operations on favorable terms; any problems associated with the construction of improvements at the raceway; the proposed spin-off of the Company's sports and leisure businesses; and the ability of the Company to reduce costs and realize efficiencies as a result of the sales of its retail operations and the consolidation of its bedliner operations. These matters are representative of the Future Factors that could cause a difference between an ultimate actual outcome and a forward-looking statement.

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

          In January 1999, the Company filed suit in the District Court for Crow Wing County, Minnesota against two former CBIR employees, seeking damages for conversion of funds and property, breach of fiduciary duty, fraudulent misrepresentation, deceptive trade practices, tortious interference with existing contractual relations and civil conspiracy in connection with their employment with CBIR prior to their termination. The defendants filed counter claims against CBIR and the Company's Chief Executive Officer alleging employee indemnification, wrongful discharge and defamation, claiming damages in excess of $50,000. The case is currently in the discovery stage and is scheduled to be tried in May of 2001. The Company is vigorously prosecuting its case against the defendants and defending against the counter claims. No amounts have been recorded for potential loss on this matter.

          In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. The landlord has been awarded possession of the property and is seeking damages of an undisclosed amount. The Company is vigorously defending this matter. No amounts have been recorded for potential loss on this matter.

Item 4.     Submission of Matters to a Vote of Security Holders.

          On September 28, 2000 the Company held its 2000 Annual Meeting of Shareholders at its corporate offices in Owosso, Michigan. The purposes of the meeting were to elect two Directors to the Board of Directors and to confirm the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

          Two candidates nominated by management were elected by the shareholders to serve as Directors of the Company with terms ending in 2003. The following sets forth the results of the voting with respect to each candidate (there were no broker non-votes on this matter):

Name of Candidate	Shares Voted For	Shares Voted Against	Authority Withheld
Eric Hipple	24,152,285	0	1,897
Maureen C. Cronin	24,152,502	0	1,680

          Donald J. Williamson, Ted M. Gans and Donald R. Gorman remained as Directors with terms ending in 2001. J. Daniel Frisina and Ronald J. Rolak remained as Directors with terms ending in 2002. Thus, the expiration dates of the Directors' current terms of office are as follows:

Director	Year Term Expires

Donald J. Williamson	2001
Ted M. Gans	2001
Donald R. Gorman	2001
J. Daniel Frisina	2002
Ronald J. Rolak	2002
Eric Hipple	2003
Maureen C. Cronin	2003

          The following sets forth the results of the voting with respect to the proposal to confirm the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year (there were no broker non-votes on this proposal):

Shares Voted For	24,152,612
Shares Voted Against	1,530
Authority Withheld	40

Item 6.     Exhibits and Reports on Form 8-K.

	(a)	Exhibits. The following exhibits are filed as part of this report.

Exhibit Number		Description

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

3.1		Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.
3.2		Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.
10.1		The Colonel's International, Inc. 1995 Long-Term Incentive Plan, as amended to date.
27		Financial Data Schedule.

          (b)      Reports on Form 10-Q: During the third quarter of 2000, the Company filed one Form 8-K. This Form 8-K, dated June 29, 2000, was filed on July 12, 2000 and reported (1) the sale of the Company's Tecumseh., Michigan headquarters and (2) the sale of assets to International Liner. No financial statements were included or required to be included with this Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2000	THE COLONEL'S INTERNATIONAL, INC. By: /s/Gregory T. Strzynski Gregory T. Strzynski Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer of the Registrant)

APPENDIX A

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2000	December 31, 1999

ASSETS

CURRENT ASSETS:
Cash	$4,017,435	$1,069,338
Accounts receivable:
Trade (net of allowance for doubtful accounts of $463,000 and $713,000 at September 30, 2000 and December 31, 1999, respectively)	1,390,713	1,756,355

Related party (Note 5)	735,166	419,784
Notes receivable - related party (Note 4)	123,890	1,517,698
Inventories (Note 6)	1,802,581	6,044,379
Net assets held for sale (Note 7)	905,960	929,025
Federal income taxes receivable	682,036	--
Other	183,229	522,843

Total current assets	9,841,010	12,259,422

PROPERTY, PLANT, AND EQUIPMENT - Net	12,835,455	18,980,980
(Notes 8 and 9)

OTHER ASSETS:
Notes receivable - related party (Note 4)	4,907,847	5,001,685
Goodwill (Net of accumulated amortization and
impairment of $3,008,000 and $2,094,000
at September 30, 2000, and December 31, 1999,
respectively) (Notes 2 and 15)	1,614,688	2,528,981
Other	1,820,449	1,653,435

Total other assets	8,342,984	9,184,101

TOTAL ASSETS	$31,019,449	$40,424,503

	September 30, 2000	December 31, 1999
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current portion of long-term obligations (Note 9)	$1,258,534	$1,204,528
Accounts payable	1,751,454	4,184,161
Accrued expenses (Note 10)	1,589,087	2,033,077
Current portion of deferred compensation	52,000	59,279
Income taxes payable (Note 11)	--	2,670,673

Total current liabilities	4,651,075	10,151,718

LONG-TERM OBLIGATIONS, NET OF
CURRENT PORTION (Note 9)	2,143,586	3,073,601

LONG-TERM PORTION OF DEFERRED
COMPENSATION	75,400	114,400

SHAREHOLDERS' EQUITY (Note 15):
Common stock: 35,000,000 shares authorized
at $0.01 par value, 24,177,805 and 24,518,326 shares issued and outstanding at September 30,
2000 and December 31, 1999, respectively	241,778	245,183
Additional paid-in-capital	5,498,331	7,908,336
Retained earnings	18,409,279	18,931,265

Total shareholders' equity	24,149,388	27,084,784

TOTAL LIABILITIES & SHAREHOLDERS'
EQUITY	$31,019,449	$40,424,503

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ending September 30		Three Months Ending September 30
	2000	1999	2000	1999
		(As restated) (Note 18)
SALES	$18,929,794	$30,140,798	$6,772,664	$11,329,922

COST OF SALES	15,949,986	25,979,168	5,124,124	9,554,851

GROSS PROFIT	2,979,808	4,161,630	1,648,540	1,775,071

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,432,228	7,150,093	1,800,933	2,723,991

NET GAIN ON DISPOSAL
OF ASSETS	1,612,902	252,179	1,591,950	252,179

(LOSS) INCOME FROM OPERATIONS	(839,518)	(2,736,284)	1,439,557	(696,741)

OTHER INCOME (EXPENSE):
Interest expense	(564,116)	(812,647)	(72,456)	(576,274)
Interest income	493,074	503,890	240,958	146,803
Net rental income	81,990	423,760	17,325	155,972
Other	35,072	15,949	(775)	--

Other income (expense) net	46,020	130,952	185,052	(273,499)

(LOSS) INCOME BEFORE INCOME TAX BENEFIT (LIABILITY)	(793,498)	(2,605,332)	1,624,609	(970,240)
Income Tax Benefit (Liability)	271,694	990,026	(499,743)	368,691

NET (LOSS) INCOME	$(521,804)	$(1,615,306)	$1,124,866	$(601,549)

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE (Note 12)	$(0.02)	$(0.07)	$0.05	$(0.02)

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending September 30
	2000	1999 (As restated) (Note 18)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(521,804)	$(1,615,306)
Adjustments to reconcile net loss to net cash
used in by operating activities:
Depreciation and amortization	2,000,823	2,566,366
Deferred tax provision	--	90,828
Gain on sale of property and equipment	(1,612,902)	(252,179)
Changes in assets and liabilities that (used) provided cash:
Accounts receivable	(117,553)	333,559
Inventories	2,001,500	(506,894)
Other	78,383	(142,692)
Accounts payable	(2,432,708)	(168,269)
Accrued expenses	(51,369)	662,239
Income taxes payable	(4,004,770)	(1,930,476)

Net cash (used in) operating activities	(4,660,400)	(962,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for property and equipment	(1,821,353)	(9,504,494)
Expenditures for assets held for sale	(568,234)	--
Proceeds from sale of property and equipment	7,716,883	428,055
Proceeds from sale of Rugged Liner assets	361,700	--
Net change in deposits	--	144,025
Additions to notes receivable-related party	--	(5,200,000)
Payments received on notes receivable-related party	1,487,646	126,665
Proceeds from sale of businesses, net of cash	1,094,864	--
Proceeds from sale of assets held for sale	213,000	--

Net cash provided by (used in) investing activities	8,484,506	(14,005,749)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term obligations	--	402,700
Principal payments on long-term debt	(169,637)	(326,821)
Principal payments on obligations under capital leases	(706,372)	(568,000)
Common stock redeemed (Note 15)	--	(931,089)

Net cash (used in) financing activities	(876,009)	(1,423,210)

NET INCREASE (DECREASE) IN CASH	2,948,097	(16,391,783)

CASH, BEGINNING OF PERIOD	1,069,338	18,303,097

CASH, END OF PERIOD	$4,017,435	$1,911,314

(Continued)

THE COLONEL'S INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ending September 30
	2000	1999 (As restated) (Note 18)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$442,053	$310,998

Cash paid during the period for taxes	$3,729,000	$849,622

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Changes Related to Sale of CRL assets: (Note 15)

Property, plant and equipment (net)	$459,399	$--

Accrued expenses	$(392,621)	$--

Goodwill	$586,218	$--

Inventory	$1,257,590	$--

Trade accounts receivable	$167,813	$--

Income taxes payable	$652,061	$--

Common stock redeemed	$(3,405)	$--

Paid in capital	$(2,410,006)	$--

Other	$44,651	$--

Note receivable from sale of property	$--	$135,000

(Concluded)

THE COLONEL'S INTERNATIONAL, INC.
Notes to Consolidated Financial Statements (Unaudited)

Note 1	BASIS OF PRESENTATION

The interim financial information is unaudited. In the opinion of management, all adjustments consisting of normal recurring items necessary to present fairly the financial position as of September 30, 2000, the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 have been included.

Interim results of operations are not necessarily indicative of the results for the full year.

Reclassifications - Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

Note 2	WRITE DOWN OF IMPAIRED ASSETS

During the fourth quarter of 1999, the Company wrote down approximately $3,481,000 of impaired long-lived assets. The write down included $570,000 of property, plant and equipment, and inventory at retail store locations which are held for sale (Note 7), goodwill of $266,000 associated with retail store assets held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, and furniture and fixtures at the Company's Uniontown, Pennsylvania bedliner manufacturing facility. The Company decided to consolidate its Pennsylvania manufacturing operations into its Michigan facility in an effort to reduce costs and improve productivity. Accordingly, the sustained use of these assets was unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets have been written down to their net realizable value.

As a result of management's decision to discontinue certain product lines at CRL's Pennsylvania facility, the goodwill associated with the acquisition of the Rugged Liner Companies was partially impaired in 1999. The $840,000 goodwill impairment was determined in a pro rata manner based on the revenue streams associated with the products to be discontinued compared to the revenue streams associated with products which will continue to be produced.

Note 3	SALE OF TECUMSEH HEADQUARTERS

On June 29, 2000, the Company entered into a land contract to sell its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consisted of approximately 150 acres and the buildings and improvements thereon. The purchase price was $6.3 million (prior to the discount discussed below). The buyer paid a total of $1 million toward the purchase price ($900,000 of it in July of 2000) and exercised an option to pay off the remaining outstanding balance of $5 million by September 15,

2000, net of a discount of $300,000. A gain of approximately $1.9 million was recognized in the third quarter of 2000 and is included in gain on disposal of assets.

Note 4	NOTES RECEIVABLE - RELATED PARTY

During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a mortgage and personal guarantee. The note is current through September 30, 2000.

On November 13, 1998, a demand note for $1,401,000 from Williamson Buick, Inc., a company affiliated through common ownership, was established, bearing interest at 8%. The note was due and payable by November 13, 1999. On April 12, 2000 the due date was extended to May 15, 2000 by the Company's Board of Directors. On April 14, 2000 the note was paid in full.

Note 5	ACCOUNTS RECEIVABLE - RELATED PARTY

During the first, second and third quarters of 2000, the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at September 30, 2000 was approximately $735,000, which is to be reimbursed to the Company by the affiliated entities.

Note 6	INVENTORIES

Inventories are summarized as follows:	September 30, 2000	December 31, 1999

Finished products	$1,297,986	$5,283,860
Raw materials	504,595	760,519

Total inventories	$1,802,581	$6,044,379

Note 7	NET ASSETS HELD FOR SALE

In the fourth quarter of 1999, the Company decided to sell its retail store operations and discontinue manufacturing fiberglass shells, caps and tonneau covers. During 1999, the Company sold certain store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions.

An impairment loss of $836,000 was recorded to adjust the carrying value of retail store assets held for sale to estimated net realizable value at December 31, 1999. Proceeds from the sale of store operations in the first nine months of 2000 totaled approximately $1,095,000, primarily for the sale of inventory because most stores were operated on leased property. A loss of $72,000 net of a reserve for impairment was incurred in the disposition of stores in the first nine months of 2000 and is included in gain on disposal of assets. The sale of store operations is substantially complete as of the end of the third quarter of 2000. The net book value of retail store assets held for sale at September 30, 2000 was approximately $278,000.

Revenues for the locations that were sold in the first nine months of 2000 was approximately $8,588,000 in 1999 and $2,401,000 for the first nine months of 2000.

The Company built a six-unit townhouse at its CBIR facility in Brainerd, Minnesota. These units are fully furnished and are included in net assets held for sale with a carrying value of approximately $568,000.

Also included in net assets held for sale are production presses with a carrying value of $60,000 at September 30, 2000. During the first nine months of 2000, the Company disposed of certain production presses with a combined carrying value of $368,500, recognizing a loss of $155,500, which is included in gain on disposal of assets.

Note 8	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classification as follows:

	September 30, 2000	December 31, 1999
Land and improvements	$3,292,570	$4,979,387
Track	1,851,235	1,821,553
Buildings	1,805,496	4,214,921
Leasehold improvements	86,325	85,512
Bleachers & fencing	1,661,631	1,501,294
Equipment (including equipment
under capital lease)	6,243,475	8,278,818
Transportation equipment	1,621,554	3,678,535
Furniture & fixtures	842,114	593,387
Tooling	3,087,236	3,533,033
Construction in progress	1,249,867	145,062

Total	21,741,503	28,831,502
Less accumulated depreciation	(8,906,048)	(9,850,522)

Net property, plant and equipment	$12,835,455	$18,980,980

The Company signed a purchase commitment of $1,266,400 to construct a ten-unit townhouse at CBIR. To date, the Company has made progress payments of $1,249,867.

Note 9	LONG TERM OBLIGATIONS

Long-term obligations consist of the following:

	September 30, 2000	December 31, 1999

Term loan, annual installments of $100,675 plus interest
at 9% through August 2003. Secured by related assets	$302,025	$402,700
Mortgage payable to a bank, interest at the bank's prime
rate plus 2% (effective rate of 11.50% at September 30,
2000), annual principal payments of $50,000 plus
interest due quarterly, through September 2004. Secured by underlying property	200,000	250,000
Capital lease obligations through December 2002;
monthly installments include interest at rates between
7.5% and 8.75%, collateralized by the related
machinery and equipment	2,887,340	3,593,712
Other	12,755	31,717
Total	3,402,120	4,278,129

Less current portion	(1,258,534)	(1,204,528)

Long-term	$2,143,586	$3,073,601

Note 10	ACCRUED EXPENSES

Accrued expenses consist of the following:	September 30,	December 31,
	2000	1999
Accrued settlements	$54,500	$150,000
Accrued interest and penalties (Note 11)	1,076,532	854,252
Accrued liability, common stock redeemed (Note 15)	--	392,621
Other	458,055	636,204

Total	$1,589,087	$2,033,077

Note 11	INCOME TAXES

In November 1999 the Company received a notice from the IRS regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of $2,442,000 and interest of approximately $574,000 on a tax liability of approximately $8,488,000. Subsequently, the IRS waived penalties of $2,100,000 but not the interest. As a result of filing its Federal income tax returns for 1998 and 1999 in June 2000 and August 2000, respectively, the Company recorded additional interest and penalty charges in the nine months ended September 30, 2000 of approximately $400,000.

The Company has made regular payments toward its outstanding tax liability, owing only penalties and interest of approximately $1,044,000 as of September 30, 2000. Company management and legal counsel have had ongoing discussions with an IRS agent regarding the payment of the delinquent taxes and interest. The Company subsequently paid its liability for penalties and interest in full on October 10, 2000.

The principal difference between tax provided for at the federal statutory rate and the effective rate is due to non-deductible expenses.

Note 12	(LOSS) EARNINGS PER SHARE

Basic (loss) earnings per share for September 30, 2000 and 1999 is calculated as net (loss) earnings divided by the weighted average number of common shares outstanding. Fully diluted (loss) earnings per share and basic (loss) earnings per share are the same because the effect is either antidilutive or the small number of potentially dilutive shares have a de minimus effect on earnings per share.

Note 13	LITIGATION AND CONTINGENCIES

Other than as described in Note 15, no material developments in the litigation discussed in the Company's Report on Form 10-K for the year ended December 31, 1999 occurred during the third quarter of 2000.

On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remained with The Colonel's. On June 13, 2000, the Company received notice of an indemnity claim by AutoLign for approximately $866,000, net of deductibles and offsetting amounts owed to The Colonel's. Company management is investigating the claim and is unable to predict the outcome of this matter at this time. No amounts have been recorded for potential loss on this matter.

In January 1999, the Company filed suit in the District Court for Crow Wing County, Minnesota against two former CBIR employees, seeking damages for conversion of funds and property, breach of fiduciary duty, fraudulent misrepresentation, deceptive trade practices, tortious interference with existing contractual relations and civil conspiracy in connection with their employment with CBIR prior to their termination. The defendants filed counter claims against CBIR and the Company's Chief Executive Officer alleging employee indemnification, wrongful discharge and defamation, claiming damages in excess of $50,000. The case is currently in the discovery stage and is scheduled to be tried in May of 2001. The Company is vigorously prosecuting its case against the defendants and defending against the counter claims. No amounts have been recorded for potential loss on this matter.

In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. The landlord has been awarded possession of the property and is seeking damages of an undisclosed amount. The Company is vigorously defending this matter and has not recorded any potential loss.

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

As of June 22, 2000, but effective as of May 1, 2000, the Company closed on a transaction with International Liner. Under the terms of this transaction, the Company sold certain inventory, items of property, plant and equipment, and accounts receivable to International Liner. In exchange for these assets, International Liner paid the Company approximately $362,000 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered to the Company 340,521 shares of the Company's Common Stock and released all claims to further amounts due them under the terms of Rugged Liner Merger Agreement. Furthermore, the Company retained rights to the name "Rugged Liner" but granted International Liner a license to use that name in foreign markets. The Company eliminated goodwill of approximately $567,000 associated with assets sold. No gain or loss was recorded as a result of this transaction.

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

Financial information segregated by reportable product segment is as follows:

	Nine Months Ending September 30		Three Months Ending September 30
	2000	1999	2000	1999
Sales:
Truck
Accessories	$15,700,982	$26,858,678	$3,860,425	$8,393,388
Raceway	3,228,812	3,282,120	2,912,239	2,936,534
Total	$18,929,794	$30,140,798	$6,772,664	$11,329,922

(Loss) Income From
Operations:
Truck
Accessories	$(349,879)	$(2,431,969)	$1,142,141	$(1,186,275)
Raceway	(489,639)	(304,315)	297,416	489,534
Total	$(839,518)	$(2,736,284)	$1,439,557	$(696,741)

Note 17	SUBSEQUENT EVENTS

The Company sold inventory and certain assets of its Whittier, California store operation in November 2000. Proceeds of the sale were approximately $193,000. Revenues for this operation were $2,953,000 in 1999, and $2,711,000 for the first nine months of 2000.

Note 18	RESTATEMENT

Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, management determined that it had failed to recognize an income tax benefit associated with the operating loss incurred for that quarter. The accompanying financial statements for the nine months ended September 30, 1999 have been restated to recognize this income tax benefit. The effects of the restatement are as follows:

	Nine Months Ending September 30, 1999
	As Previously Reported	As Restated
Income Tax Benefit	$669,004	$990,026
Net loss	$(1,936,328)	$(1,615,306)
Basic and diluted loss
per share	$(0.08)	$(0.07)

EXHIBIT INDEX

Exhibit Number	Description

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

3.1	Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.1 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

3.2	Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

10.1	The Colonel's International, Inc. 1995 Long-Term Incentive Plan, as amended to date.

27	Financial Data Schedule.