Form 10-K405
period 2000-12-31
COLONELS INTERNATIONAL INC
filed 2001-04-02
CIK 771249

================================================================================




                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------


                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
[X]        SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]                           EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
   For the transition period from                     to
                                  -------------------    --------------------

                        Commission File Number: 2-98277C

                        THE COLONEL'S INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                       MICHIGAN                                                           38-3262264
(State or other jurisdiction of incorporation or organization)                   (I.R.S. employer identification no.)

           951 AIKEN ROAD, OWOSSO, MICHIGAN                                                 48867
       (Address of principal executive offices)                                           (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (517) 725-8354

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                       Name of each exchange
       Title of each class                              on which registered
-----------------------------------                  ---------------------------
  Common Stock, $0.01 par value                        Nasdaq SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 21, 2001: 24,177,805

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 21, 2001: $2,443,893.

Documents and information incorporated by reference: None.

================================================================================

                                     PART I

FORWARD-LOOKING STATEMENTS

         Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, "should," "believe," "may," "will," "expect," "anticipate," "estimate," "continue," "predict," or similar expressions.

         It is important to note that our actual results could differ materially from those anticipated from the forward-looking statement depending on various "risk factors." The risk factors include economic conditions, competition, failure to effectively manage mergers, acquisitions, dispositions and diversification into other lines of business, increased cost of raw materials, the need for additional capital and other factors discussed under the caption "Risk Factors."

         All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise. In addition please note that the matters discussed under the caption "Risk Factors" constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.


ITEM 1. BUSINESS

INTRODUCTION

         The Company is a Michigan corporation and a holding company with two active wholly owned subsidiaries. The Company has no independent operations of its own, however, the Company does provide various administrative functions for the operating subsidiaries. The Colonel's Truck Accessories, Inc. ("CTA"), and The Colonel's Brainerd International Raceway, Inc. (formerly named Brainerd International Raceway, Inc.) ("CBIR") are the Company's two operating subsidiaries. The Colonel's Inc. ("The Colonel's") is an inactive subsidiary of the Company, having sold substantially all of its assets except for certain land and transportation equipment in December 1998 as described below. References to "the Company" herein should be read to include the Company and its subsidiaries as a whole, unless the context indicates otherwise. The Company's subsidiaries operate in two segments, truck accessories and sports and entertainment.


THE COLONEL'S TRUCK ACCESSORIES, INC. ("CTA")

         GENERAL

         CTA was formed in 1995 to meet a perceived need in the new and used vehicle accessories market for a high quality pickup truck bedliner along with shells and tonneau covers. CTA began to manufacture its products in May of 1996 and began to market and distribute it products during the third quarter of 1996.

         In March of 1998, the Company formed The Colonel's Rugged Liner, Inc. ("CRL") in connection with the acquisition of four Pennsylvania corporations:
Rugged Liner, Inc., Triad Management Group, Inc., Aerocover, Inc. and Ground Force, Inc. (collectively, the "Rugged Liner Companies"). CRL manufactured non-skid bedliners and bed mats, as well as ground lowering kits for sport utility vehicles (SUV's) and three-piece sliding tonneau covers for pickup trucks. In June 2000, the Company sold certain assets of CRL to International Liner and on December 31, 2000, the remaining assets and operations of CRL were merged into CTA.

         PRODUCTS

         Truck bedliners are plastic inserts that are placed into the rear beds of pickup trucks. Owners purchase these inserts to protect the paint and structural integrity of their truck beds. Many manufacturers/distributors of this product are already in the marketplace and their products range in quality from very poor to excellent. Poor bedliners have bad fit and finish, may require special drilling into the vehicle to support mounting attachments and are of thinner gauge plastic. Excellent products do not have these deficiencies. Other differentiating features of better products include sidewall reinforcements, drainage channels and other features. In the Company's opinion, CTA makes a highly competitive product.

         CTA's product line currently consists of truck bedliners that are made to fit a number of different vehicle models. CTA produces both under-the-rail and over-the-rail products. CTA manufactures approximately 90 different bedliners. Through November 1999, CTA also manufactured fiberglass tonneau covers for all makes and models of pickup trucks, as well as shells and caps. The Company decided to discontinue manufacturing these products.

         MANUFACTURING

         CTA uses plastic sheet extrusion machines and rotary vacuum formers to produce bedliners from polyethylene resin. Raw materials are maintained in large vessels in CTA's Owosso, Michigan plant. Keeping these materials inside avoids temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet and reduces variations in the quality of CTA's extruded sheets. Management believes that its present source and adequate replacement sources will be available to meet the Company's anticipated demand. Raw material is subject to significant price fluctuation.

         The Company believes that CTA is unique among all United States bedliner manufacturers based on the type of equipment used and control of product employed in this operation. The Company believes that CTA's ability to control every element of production, from raw materials to finished product, makes CTA's operation highly competitive.

         Total annual production capacity in the Owosso plant is estimated at over 700,000 units, assuming three shifts of operation. The facility currently runs two shifts per day. Until November 1999 CTA manufactured shells and tonneau covers at its Riverside, California facility.

         DISTRIBUTION AND SALES

         CTA sells its product to a wide network of distributors and dealers across the United States. Sales are directed from CTA's Owosso, Michigan facility by its marketing manager to outside district sales people. In 1997, CTA began to expand distribution in areas where it perceived existing distributors to be weak. This was done by way of opening or acquiring various retail store/wholesale distribution operations across the country, predominately in areas with large numbers of truck registrations. In 1997, retail store operations were established in Pennsylvania, Maryland, Virginia, West Virginia, California and North Carolina. In 1998, additional retail store operations were added in Michigan, Tennessee,

Missouri, Texas, New Mexico and California. In 1999, additional operations were added in California and Florida.

         During 1999, CTA decided to discontinue its retail store operations and the manufacturing of fiberglass shells, caps and tonneau covers and focus on its core activity of bedliner manufacturing in Owosso, Michigan. During 1999, CTA sold a number of store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions. CTA completed the sale of retail store operations in 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

         MARKET

         The market for bedliners is estimated at approximately 50% of the total volume of new pickup trucks sold in the United States, both foreign and domestic, and is estimated to be 2.9 million units per year. The pickup truck market which constitutes a substantial percentage of all vehicles sold, continues to grow. As this market expands, so does the auxiliary equipment market. CTA's truck accessories target this market.

         COMPETITION

         CTA estimates that there are approximately seven other manufacturers of bedliners in the United States. The two largest, Durakon Industries, Inc. and Penda Corporation, manufacture and sell the majority of all bedliners in the United States. The five remaining manufacturers accounted for the remainder before CTA's entrance in the market. CTA estimates that it is currently the third largest manufacturer in this market.

         EMPLOYEES

         CTA employs approximately 102 people, including approximately 96 contract employees leased through Simplified Employment Services ("SES"), an employment brokerage service. CTA's management team includes two former Durakon employees with long experience in this industry sector. John Carpenter, who is CTA's Director of Sales and Marketing, was formerly national sales manager for Durakon. Dennis Bills was formerly a production manager for Durakon and holds a similar position with CTA. The Company believes that these two individuals, along with CTA's other management personnel, bring a strong background to CTA's management team.

         PROPERTIES

         CTA manufactures bedliners at its Owosso, Michigan plant, which is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of the Company. The plant has 240,000 square feet of space, which CTA believes is adequate for current operations and planned expansion. This facility, which also houses the Company's headquarters, is located at 951 Aiken Road, Owosso, Michigan.

         SALE OF CTA'S STORES

         During 1999 CTA sold a number of its retail stores and warehouses operations. In 2000 CTA sold its Charlotte, North Carolina, and Roseville, California, store operations in January, its Nashville, Tennessee, and Thousand Oak, California, store operations in February, its Collinsville, Illinois, and South Sacramento, California store operations in May, the retail portion of its Whittier, California, store operation in June, its Jacksonville, Florida, store operation in July, its El Paso, Texas, store operation in

August, and the wholesale portion of its Whittier, California store operation in November, and closed its Flint, Michigan store operation in May. Proceeds from the sale of these store operations were $1,233,000. A loss of $736,000 was recognized on the disposal of these store operations, net of the reserve for impairment.

         Revenue for the locations sold or closed in 2000 were approximately $11,541,000 in 1999 and $5,346,000 in 2000.


         The store and warehouse operations sold by CTA in 2000 were at the following locations:

         -        30993 Linden Road, Flint, Michigan (4,000 square feet)

         - 15 - B Quinta Court, South Sacramento, California (6,800 square feet)

         -        12266 Rooks Road, Whittier, California (42,000 square feet)

         - 775 West Morrison Avenue, Collinsville, Illinois (15,000 square feet)

         -        9821 Montana Avenue, El Paso, Texas (6,400 square feet)

         - 5539 Commonwealth Avenue, Jacksonville, Florida (12,000 square feet)

         - 2116 Wilkinson Boulevard, Charlotte, North Carolina (15,500 square feet)

         -        106 N. Sunrise Ave., Roseville, California (4,200) square
                  feet)

         - 3234 E. Thousand Oaks Boulevard, Thousand Oaks, California (3,500 square feet)

         -        85 Cleveland Street, Nashville, Tennessee (13,000 square feet)

         CTA leased all of its properties from third parties except for its Collinsville, Illinois facility which was owned. The Company is still obligated under leases in Flint, Michigan, Whittier, California, and Las Cruces, New Mexico, although the Whittier, California and Las Cruces, New Mexico locations have been sublet.

         The Company does not expect these sales and consolidations to have any adverse impact on the Company's future operations. Instead, management expects cost reductions and greater efficiencies associated with these activities. Proceeds received on sales have been used to meet ongoing Company cash requirements.


         CONSOLIDATION OF CRL BEDLINER MANUFACTURING OPERATING WITH CTA

         Commencing in December 1999, the Company consolidated CRL's Uniontown, Pennsylvania bedliner manufacturing operations with CTA's Owosso, Michigan facility in an effort to increase efficiency and reduce costs. The consolidation effort was completed in the second quarter of 2000, and has reduced manufacturing and distribution costs.

         SALE OF CRL ASSETS TO INTERNATIONAL LINER

         As of June 22, 2000, but effective as of May 1, 2000, the Company closed on a transaction with International Liner, a corporation controlled by Mark German, the Company's former President (Mr. German resigned from his positions as the President and a Director of the Company in October 1999). Under the terms of this transaction, the Company sold certain inventory, items of property, plant and equipment, and accounts receivable to International Liner. In exchange for these assets, International Liner paid the Company approximately $362,000 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered to the Company 340,521 shares of the Company's Common Stock. The Company retained rights to the name "Rugged Liner" but granted International Liner a license to use that name in foreign markets. The Company eliminated goodwill of approximately $586,000 associated with the assets sold. No gain or loss was recognized from this transaction in accordance with generally accepted accounting principles.

         On January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put options to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger. This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089. In accordance with the terms of the merger, if the "Average Anniversary Trading Price" of the Company's Common Stock received by the shareholders of the Rugged Liner Companies did not equal or exceed the average trading price of $8.20 per share, the Company would be required to pay the Rugged Liner shareholders the difference between these two amounts multiplied by the number of shares remaining. The Company recorded an additional liability of $392,621 and charged equity related to the April 24, 1999 anniversary date. This amount offsets the amount owed on the put options exercised on January 3, 2000. As a result of the transaction with International Liner described above, matters relating to the acquisition of the Rugged Liner Companies are now resolved.


THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC. ("CBIR")

         GENERAL

         CBIR and its predecessors have operated the Brainerd International Raceway, which is located at 4343 Highway 371 North, Brainerd, Minnesota (the "Raceway"), since June 1973. At the Raceway, CBIR organizes and promotes various spectator events such as road and drag races, including races for sports cars, motorcycles and go-karts, and derives a substantial portion of its revenues from ticket sales and spectator attendance. In addition, CBIR permits the use of the Raceway by others who organize and promote racing events and by individuals or commercial organizations that may use the Raceway for things such as automobile road testing or filming. All racing events, whether or not organized by CBIR, are conducted over a two to four-day period, usually encompassing a weekend. During 2000, CBIR constructed a six-unit, fully furnished condominium townhouse and is currently constructing twelve additional trackside units with room for retail space. These units are held for sale and add to the appeal of the facility as a year round destination.

         SOURCES OF REVENUE

         CBIR derives its revenues from four principal sources: (1) admissions;
(2) camping fees, concession sales, and track rentals; (3) entry fees; and (4) sponsorship fees.

         Tickets are available in advance for all events through CBIR's ticket office in Flint, Michigan. Tickets are available at the gate at the time of events. CBIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by CBIR for only five spectator events in 2000. CBIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. The fee charged for such uses varies and is negotiated in each case. Entry fees are received from race participants usually at the start of each race event. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season.

         EVENTS AND ACTIVITIES

         During 2000, CBIR organized and promoted several major spectator events, including two drag races (the "Federal-Mogul Drag Racing Series" and the NHRA "Winston Nationals"), two special events

("The Colonel's Truck Accessories Show & Go" and "The Colonel's Truck Accessories Muscle Car Shoot-Out"), and one motorcycle race (the "AMA Classic").

         The Federal-Mogul Drag Racing Series, held on June 9 through 11, 2000, was a drag racing event sponsored nationally by Federal-Mogul Corporation. A drag race is generally conducted between two vehicles from a standing start over a one-quarter mile track, using sophisticated starting and timing systems. The Federal-Mogul Drag Racing Series was sanctioned by the National Hot Rod Association (the "NHRA") and was one of a series of five events in the Central States Division of the NHRA. The Federal-Mogul Drag Racing Series was organized and promoted jointly by CBIR and the NHRA, and included both professional and amateur drivers who paid CBIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. The Sponsorship Agreement with Federal-Mogul Corporation for this event will expire in 2002.

         The Colonel's Truck Accessories Show & Go event was held on June 30 through July 2, 2000. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Colonel's Truck Accessories Muscle Car Shoot-Out was held on July 21 through 23, 2000. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles.

         The AMA Hitching Post Classic, co-sponsored by Coca-Cola and Grand Casino Mille Lacs and held on July 28 through July 30, 2000, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event, previously known as the Suzuki Classic, featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

         The Winston Nationals event, held August 16 through 19, 2000, was sponsored by Winston under an agreement with the NHRA. This event features mainly professional drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of the R.J. Reynolds Tobacco Company and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Fuel Dragster, Top Fuel Funny Car, Pro Stock, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Winston Nationals are organized and promoted by the NHRA. The NHRA sanctions the Raceway for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. CBIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The agreement with the NHRA is for one year with three three-year extensions (10 years total). CBIR extended its contract with the NHRA in 1999 through 2002. Under the sanction agreement, CBIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA.

         CBIR also organized and sponsored five weekend drag racing "bracket" events in 2000, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and CBIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

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

         During 2000, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, during 2000, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association; a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 2000, the Northland Region Karting Association, affiliated with the World Karting Association (the "WKA"), organized and sponsored several go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 2001.

         Frequently CBIR rents the Raceway to various individuals or organizations for their own unsanctioned events. Companies and other organizations use the track for winter cold weather testing, driving schools and to test or film the operation of various motor vehicles.

         In addition to continuing to schedule the events discussed above, CBIR is also seeking to establish additional revenue producing uses for the Raceway. Events under consideration include additional spectator racing events and music festivals.

         SANCTIONING ORGANIZATIONS

         Most racing events conducted at the Raceway, including the five principal spectator events held by CBIR during 2000, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters. CBIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the SCCA (governing sports cars), the NHRA (governing drag racing), the AMA (governing motorcycles) and the WKA (governing go-karts).

         COMPETITION

         The closest comparable race track which conducts road racing events similar to those conducted by CBIR is located at Elkhart Lake, Wisconsin, which is approximately 75 miles northwest of Milwaukee, Wisconsin, approximately 475 miles from the Raceway and approximately 350 miles from Minneapolis/St. Paul, Minnesota. While there are drag race strips in Fargo, North Dakota, and Eau Claire, Wisconsin, the closest drag race strips that own equipment and conduct major drag race events comparable with that owned or conducted by CBIR are located in Indianapolis, Indiana and Chicago, Illinois. While other regional racetracks are not generally considered competitive with CBIR, other events in CBIR's market area, such as sporting events, festivals and concerts, may tend to attract persons who might otherwise attend CBIR's racing events. CBIR does not generally consider the schedules of other spectator events when scheduling its own events.

         SEASONAL BUSINESS/WEATHER

         Substantially all of CBIR's revenues arise from operation of the Raceway during the period of April through October of each year. CBIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by CBIR. While sports car, stock car and motorcycle races may be conducted in many different weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket buyers. A substantial majority of CBIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. Bad weather was not a significant factor in 2000.

         EMPLOYEES

         CBIR has 8 full-time employees. From April through October, CBIR employs 10 additional full-time grounds and track maintenance personnel. In addition, CBIR engages various independent contractors and part time help to handle matters such as public relations, drag racing events, perimeter and grounds security, ticket sales and ticket handling, emergency medical service, concessions and camping

         PROPERTIES

         CBIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. The Raceway was initially constructed and first utilized for competitive racing in 1968. The site of the Raceway consists of approximately 650 acres.

         The Raceway is enclosed by an eight-foot chain link fence. The site provides camping facilities and parking for approximately 17,500 vehicles. The Raceway contains several buildings, including a four-story tower containing eleven executive viewing suites, a control tower, three enclosed racing maintenance buildings divided into stalls for participant repairs and various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame construction. Grandstand bleachers for approximately 27,000 spectators are primarily located along the dragstrip.

         CBIR completed the construction of a fully furnished six-unit condominium townhouse with a cost of approximately $524,000 in 2000. These units are held for sale at December 31, 2000. Currently, a second twelve-unit condominium with room for retail space is under construction.

         In 1999 CBIR earned an award as the most improved track by the NHRA. CBIR spent approximately $1,412,000 for new asphalt for parking and roadway entrances, new chain link fence around the perimeter of the property, a new administration office at the main entrance, a new canopy over the main gate entrance, a new walk up ticket sales building and additional bleacher seating capacity of 4,800.

         CBIR's executive and ticket sales offices are located at 927 South Saginaw Street Flint, Michigan 48502, where CBIR leases approximately 5,000 square feet of office space.

THE COLONEL'S, INC. ("THE COLONEL'S")

         MAJOR SALE OF ASSETS; INDEMNITY CLAIM

         As noted above, on December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operation to AutoLign Manufacturing Group, Inc. ("AutoLign"). Certain real estate and transportation equipment that was not part of the sale remained with The Colonel's.

         On June 13, 2000, the Company received notice of an indemnity claim by AutoLign for approximately $866,000, net of deductibles and offsetting amounts owed to the Colonel's. Company management is investigating the claim and contesting its merit.

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

         PROPERTIES

         The Colonel's owns approximately 61 acres on U.S. 23 in Mount Morris Township, Michigan. Additionally, the Colonel's has options to purchase adjacent parcels in Mount Morris Township, Michigan totaling approximately 215 acres.

         The Colonel's owns various other properties totaling approximately 20 acres on Clio Road located in Mount Morris Township, Michigan.


ITEM 2. PROPERTIES

         The Company is a holding company with no independent operations. Significant properties leased or owned through its subsidiaries are as follows:

         -        951 Aiken Road, Owosso, Michigan
                       240,000 square foot manufacturing facility and corporate headquarters (leased)

         -        4343 Highway 371 North, Brainerd, Minnesota
                       Racetrack and supporting facilities on approximately 650 acres (owned)

         -        U.S. 23, Mount Morris Township, Michigan
                       61 acres (owned)

         -        U.S. 23, Mount Morris Township, Michigan
                       Options to purchase an additional 215 acres adjacent to the property described above

         -        Coldwater Road, Mount Morris Township, Michigan
                       20 acres (owned)


ITEM 3. LEGAL PROCEEDINGS


         In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California, against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. The landlord has been awarded possession of the property and is seeking damages of an undisclosed amount. The Company is vigorously defending this matter.

         As a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. Settlement discussions involving a claim made by the estate of one of the pilots is currently in process. There can be no assurance that the Company will be able to successfully settle this claim. A second claim, filed March 12, 2001, is currently in litigation. The claimant in the second claim is seeking $10 million in damages against the Company and the estates of two pilots of the aircraft. In addition to the above claims there exists the potential of at least two or more additional claims against the Company. In the opinion of Company management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance coverage will be adequate to satisfy all the claims concerning the crash.

         The Company and its subsidiaries are involved in various legal proceedings, which have arisen in the normal course of its operations. None of the Company's current litigation individually or in the aggregate will materially affect its financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of 2000 through the solicitation of proxies or otherwise.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record of Common Stock in the Company on January 10, 2001 was 234.

         The table below sets forth the high and low sales prices by calendar quarter for the Company's Common Stock for 2000 and 1999.

                                                        2000                                  1999
                                                        ----                                  ----
                                                High             Low                   High            Low
                                                ----             ---                   ----            ---
January - March                              $   7.625        $   4.00             $  7.875         $   3.00
April - June                                 $   7.437        $   4.875            $  8.50          $   5.00
July - September                             $   10.00        $   2.562            $  9.00          $   4.75
October - December                           $   8.187        $   5.50             $ 10.652         $   3.625

         During 2000 and 1999 the Company did not declare or pay any cash dividends on its Common Stock. The Company does not anticipate declaring or paying any dividends in the foreseeable future. Management intends to apply earnings, if any, to the development of the business of its subsidiaries.

         The Company made no unregistered sales of its securities in 2000.

ITEM 6. SELECTED FINANCIAL DATA.

         The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2000 has been derived from the consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements and related notes thereto included in Appendix A and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          2000              1999              1998              1997             1996
                                          ----              ----              ----              ----             ----
Operations(1):
----------
Operating revenues                    $ 22,120,232     $ 36,217,508      $ 29,931,869     $ 11,772,242      $  6,476,625
Loss from continuing
    operations                        $ (1,875,046)    $ (5,078,556)     $ (2,488,442)    $ (1,190,086)     $ (1,635,840)
Net (loss) income                     $ (1,875,046)    $ (5,078,556)     $ 11,005,592     $  3,408,759      $  2,521,986
Basic and diluted
    (loss) earnings per share:
     Continuing operations            $      (0.08)    $      (0.21)     $      (0.10)    $      (0.05)     $      (0.07)
       Net (loss) income              $      (0.08)    $      (0.21)     $       0.45     $       0.14      $       0.10

Financial Condition:
--------- ---------
Current assets                         $ 8,472,432     $ 12,259,422      $ 30,605,006     $ 16,267,880      $ 13,638,100
Current liabilities                    $ 3,937,688     $ 10,151,718      $ 13,628,479     $ 13,160,122      $ 16,659,846
Total assets                           $28,759,209     $ 40,424,503      $ 52,422,893     $ 44,940,280      $ 42,610,295
Long term debt                         $ 1,878,785     $  3,073,601      $  3,942,686     $  8,844,055      $  6,321,175

----------------------

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



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, "should," "believe," "may," "will," "expect," "anticipate," "estimate," "continue," "predict," or similar expressions.

         It is important to note that our actual results could differ materially from those anticipated from the forward-looking statement depending on various "risk factors." The future factors include economic conditions, competition, seasonality, weather, financing and other factors discussed under the caption "Risk Factors."

         All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise. In addition please note that the matters discussed under the caption "Risk Factors" constitute cautionary statements identifying important factors with respect to the forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

BACKGROUND AND SUBSIDIARIES

         As discussed herein, the Company has two subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), and The Colonel's Brainerd International Raceway, Inc. ("CBIR"). The Colonel's Inc. ("The Colonel's") is an inactive subsidiary of the Company, having sold substantially all of its assets except for certain land and transportation equipment. Information about the businesses of these subsidiaries is set forth in Item 1. References to "the Company" herein should be read to include the Company and its subsidiaries as a whole, unless the context indicates otherwise.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current assets decreased from $12,259,000 at December 31, 1999 to $8,472,000 at December 31, 2000. This decrease primarily relates to a $972,000 decrease in accounts receivable-trade, a $4,248,000 decrease in inventory and a $1,371,000 decrease in notes receivable-related party, offset by a $1,497,000 increase in cash and a $1,029,000 increase in Federal income taxes receivable. The Company's consolidated current liabilities decreased from $10,152,000 at December 31, 1999 to $3,938,000 at December 31, 2000. This
decrease primarily relates to a $2,671,000 decrease in income taxes payable, a $2,659,000 decrease in accounts payable, and a decrease in accrued expenses of $875,000.

         Cash increased by $1,497,000 from the year ended 1999 to December 31, 2000, primarily due to proceeds of approximately $6 million received on the sale of the Company's Tecumseh, Michigan facility, insurance proceeds of $1,500,000 from the total loss of the Company's aircraft, which was destroyed in a crash in August 2000, $1,478,000 received on the sale of vacant property in Davison, Michigan, $1,436,000 from sales of net assets held for sale, and $1,401,000 received on payment of a note due from an affiliated entity, offset by payments of $4,950,000 toward the Company's 1998 income tax liability including interest and penalties, capital expenditures of $2,296,000, the addition of $524,000 to net assets held for sale and principal payments on long-term obligations of $1,205,000.

         Accounts receivable - trade decreased by approximately $972,000 from $1,756,000 as of December 31, 1999 to $784,000 at December 31, 2000 due to a
reduction in retail accounts receivable resulting from the sale of store operations and certain assets of the Company's former subsidiary, The Colonel's Rugged Liner Inc., (" CRL").

         An account receivable from a related party of $420,000 was established in the fourth quarter of 1999 for expenses paid on behalf of affiliated entities. The balance due at December 31, 2000 for expenses paid during the year ended December 31, 2000 was $838,000. Subsequently, $90,000 has been paid towards this balance. See Note 5 to the consolidated financial statements included in Appendix A.

         A Federal income tax receivable of $1,029,000 was recorded in 2000 and relates to net operating losses eligible for carry back to 1998. See Note 11 to the consolidated financial statements included in Appendix A.

         Notes receivable-related party at December 31, 2000 is comprised of a note which is secured with a personal guarantee from the majority shareholder and a mortgage on real property and requires monthly principal and interest payments. The note is paid through October 2000 at December 31, 2000. The November and December 2000 installments have been subsequently paid. See Note 5 to the consolidated financial statements included in Appendix A. An additional demand note of $1,401,000 from an affiliated entity (which bore 8% interest) was outstanding as of December 31, 1999. On April 14, 2000, the demand note was paid in full.

         Inventories decreased by approximately $4,248,000 between December 31, 1999 and December 31, 2000, from $6,044,000 to $1,796,000, primarily as a result of the sale of certain store operations with inventory balances of approximately $2,820,000 and the sale of inventory of CRL to International Liner which was $1,717,000 at December 31, 1999.

         Net assets held for sale decreased by $405,000 from $929,000 at December 31, 1999 to $524,000 at December 31, 2000. This decrease was due to the sale of store operations and idle production presses with carrying values of $929,000 offset by the addition of a six-unit townhouse at CBIR's facility in Brainerd, Minnesota for $524,000. See Note 7 to the consolidated financial statements included in Appendix A.

         Net property, plant and equipment decreased by approximately $6,894,000 from $18,981,000 at December 31, 1999 to $12,087,000 at December 31, 2000,
primarily due to the sale of the Company's headquarters in Tecumseh, Michigan, which had a carrying value of $4,081,000, the total loss of the Company's aircraft with a carrying value of $1,639,000, the sale of vacant land in Davison, Michigan with a carrying value of $745,000, the sale of CRL assets with a carrying value of $459,000 to International Liner, and depreciation for the period of $2,199,000, offset by fixed asset additions of $2,296,000. Condominium units under construction, molds, tooling and furniture and fixtures comprised additions made during the year.

         Goodwill decreased by approximately $1,011,000 from $2,529,000 at December 31, 1999 to $1,518,000 at December 31, 2000, due to the elimination of goodwill in the amount of $586,000 associated with assets sold to International Liner and normal amortization expense using a seven-year life.

LIABILITIES AND EQUITY

         Accounts payable decreased by approximately $2,658,000 from $4,184,000 at December 31, 1999 to $1,526,000 at December 31, 2000, primarily due to a reduction in inventory purchases resulting from the sale of retail store operations, and the use of available cash to pay down amounts owed to vendors.

         Accrued expenses decreased by $875,000 from $2,092,000 at December 31, 1999 to $1,217,000 at December 31, 2000 primarily due to the elimination of $393,000 owed pursuant to the exercise of put options by the former shareholders of the Rugged Liner Companies and the payment of approximately $800,000 in accrued interest associated with the late payment of the Company's 1998 Federal income tax liability. See Notes 10, 11 and 12 to the consolidated financial statements included in Appendix A.


         Income taxes payable of $2,671,000 at December 31, 1999 represented payments due on the Company's 1998 Federal income tax liability. In November 1999 the Company received a notice from the Internal Revenue Services ("IRS") regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed interest and penalties of approximately $1.1 million.

         The Company made regular payments and paid its liability for taxes, penalties and interest in full by October 10, 2000.

OUTSTANDING LOANS

         CBIR entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. CBIR also has a term loan of $200,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate and a single principal payment of $50,000 per year through 2004.

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

         The Company believes that is will be able to satisfy ongoing cash requirements for the next twelve months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements that may be necessary from time to time.


RESULTS OF CONTINUING OPERATIONS

         The comparative financial statements are divided into two sections, the results of operations of the continuing companies, CTA and CBIR, and the results of discontinued operations as a result of the sale of the bumper production operations for the year ended December 31, 1998. Refer to the consolidated financial statements and notes thereto included in Appendix A for further information.

         Revenues from continuing operations were $22,120,000, $36,218,000, and $29,932,000, for the years ended December 31, 2000, 1999 and 1998 respectively. The $6,286,000 growth in 1999 over 1998 was primarily due to CTA's addition and acquisition of retail store operations during 1998. Additionally, CRL, which was acquired in April 1998, contributed $5,142,000 in the eight months of 1998 and $6,888,000 in 1999. The $14,098,000 decrease in 2000 from 1999 was primarily due to the sale of retail store operations in 1999 and 2000. Revenue from retail store operations was $5,346,000 in 2000 and $16,784,000 in 1999. Additionally, on June 30, 2000 but effective May 1, 2000 the Company sold certain assets used in the production of three piece tonneau covers, bedmats and lowering kits for light trucks as well as assets to produce and sell bedliners internationally to International Liner as discussed above. Revenues from CRL were $1,165,000 in 2000. See Notes 7 and 12 to the consolidated financial statements in Appendix A. CBIR revenues were $3,350,000, $3,646,000 and $3,364,000 for 2000, 1999, and
1998 respectively.

         Cost of sales were $19,160,000, $31,231,000 and $27,412,000 for the years ending December 31, 2000, 1999 and 1998 respectively or 87%, 86% and 92% as a percentage of revenue. The $3,819,000 increase in cost of sales from 1998 to 1999 was mainly attributable to the acquisition of additional retail store operations during 1998. Cost of sales as a percentage of revenues decreased 6% from 1998 to 1999 due to the store operations being on a continued basis as opposed to start-up, as well as higher production and sales volumes. The $12,071,000 decrease in cost of sales from 1999 to 2000 is attributable to the sale of retail store operations, the consolidation of the CRL bedliner manufacturing operations with CTA's Owosso, Michigan facility and the sale of certain CRL assets to International Liner effective May 1, 2000. Gross profit was 13%, 14% and 8% of sales in 2000, 1999 and 1998 respectively.

         Selling, general and administrative expenses were $7,114,000, $9,477,000 and $5,980,000 in 2000, 1999 and 1998, respectively, or as a percentage of revenues, 32%, 26%, and 20% respectively. The large increase in absolute dollars in 1999 over 1998 is primarily due to the allocation of a portion of expenses to discontinued operations for 1998 as well as the set-up, administration and promotion of additional retail store operations. The $2,363,000 decrease in 2000 from 1999 is primarily attributable to the sale of retail store operations. Since a portion of these expenses are fixed, these costs as a percentage of revenues will not decrease proportionally. Included in selling, general and administrative expense are legal fees of $971,000, $603,000 and $552,000 for the years ending December 31, 2000, 1999 and 1998 respectively.

         Net gain on disposal of assets was $1,649,000 for the year ended December 31, 2000 and is comprised principally of a gain of $1,873,000 related to the sale of the Company's Tecumseh, Michigan facility, a gain of approximately $733,000 related to the sale of vacant property in Davison, Michigan, offset by a loss of $125,000 related to the total loss of the Company's aircraft and losses of $736,000 and $102,000 on the sale of retail store operations and other unused production assets, respectively. A net loss on the disposal of assets of $143,000 was incurred for the year ending December 31, 1999 and is related principally to a loss of $424,000 on the sale of retail store operations offset by a gain of $281,000 on the sale of unused production equipment. There was no gain or loss on disposal of assets in 1998.

         There was no write-down of impaired assets in 2000. The write-down of impaired assets of $3,481,000 for 1999 includes $570,000 for property, plant and equipment and inventory at retail store locations held for sale, $266,000 in goodwill associated with store locations held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, furniture and fixtures in use at the Company's Uniontown, Pennsylvania bedliner facility which was closed during the second quarter of 2000, as well as $840,000 in goodwill associated with the Rugged Liner product lines. The Company consolidated its manufacturing operations into its Owosso, Michigan facility and sold or closed retail stores to reduce manufacturing costs and selling, general and administrative expenses. There was no write-down of impaired assets in 1998.

          Interest expense in 2000 decreased by $696,000 from 1999, primarily due to the assessment of interest by the IRS for failure of the Company to pay its 1998 federal income tax liability when due. Interest expense was $532,000 higher in 1999 than 1998 due to the IRS interest assessment offset by the reduction of debt.

         Interest income in 2000 decreased by $101,000 from 1999 due to the overall reduction of excess cash for investment purposes, offset by interest earned on notes receivable related party and interest earned on a land contract associated with the sale of the company's Tecumseh, Michigan headquarters. Interest income in 1999 increased by $603,000 over 1998 due to the short term investment of excess cash generated by the sale of the bumper production operations in December 1998 as described below in "Results of Discontinued Operations."

         The Company ceased leasing portions of its Tecumseh, Michigan facility to third parties and sold it during the third quarter of 2000. Net rental income was $188,000 and $470,000 for the years ending 2000 and 1999, respectively. There was no rental income in 1998.

RESULTS OF DISCONTINUED OPERATIONS

         As previously discussed, in December 1998 the Company sold substantially all of the assets used in its bumper production operations. The bumper production operations contributed $1,818,000 (net of tax) and $11,676,000 (net of tax) from the sale of the assets in 1998. Taxes on the gain on sale of discontinued operations were approximately $5,382,000.

RISK FACTORS

         INTEREST RATE CHARGES
         Other than the term loans described above, and the other items described in Note 9 to the consolidated financial statements included in Appendix A, the Company currently has no outstanding borrowings. When the Company borrows money in the future, the Company may be exposed to changes in interest rates. The Company's interest rates are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

         OUR FAILURE TO EFFECTIVELY MANAGE MERGERS, ACQUISITIONS, DISPOSITIONS AND DIVERSIFICATION INTO OTHER LINES OF BUSINESS COULD ADVERSELY AFFECT OUR BUSINESS

         Recently, we announced that we have decided to expand the sports and entertainment aspects of our business. In the future we may expand or contract our operations through mergers, acquisitions, dispositions and diversification. These activities expose us to a number of special risks, including:

         diversion of management's attention;

         failure to retain key personnel or clients of an acquired business;

         difficulties transitioning operations to accommodate new businesses or activities;

         limited experience in managing a large sports and entertainment enterprise;

There can be no assurance that we will be able to effectively manage these special risks.

         ECONOMIC CONDITIONS MAY AFFECT OUR OPERATIONS

         Our success and profitability is directly dependent on the success and profitability of CTA and CBIR. The operations of CTA and CBIR are materially dependent upon and sensitive to the economy of their market areas. Adverse economic developments can impact new truck purchases, consumer spending for truck accessories and the level of consumer spending for entertainment activities among other things that could impact the Company's economic welfare. No assurance can be made that future economic changes will not have a significant adverse effect on us.

         WE OPERATE IN HIGHLY COMPETITIVE MARKETS

         CTA and CBIR operate in highly competitive markets. CTA faces competition from a variety of enterprises that produce truck accessories including many with substantially greater financial resources and name recognition. We have faced and will continue to face, additional competition from new entrants into CTA's markets. Each of these competitive factors may limit our ability to increase prices commensurate with increases in labor and material costs which could result in reduced margins. We cannot be certain that we will be able to compete successfully with existing or new competitors.

         In additional to the competitive risks faced by CTA, CBIR faces additional competition from other entertainment providers. Further, CBIR faces risks related to weather and seasonality that are not experienced by CTA. There can be no assurance that these competitive factors will not have a significant adverse effect on us.

         INCREASED COST OF RAW MATERIALS COULD AFFECT OUR PROFITABILITY

         CTA uses various raw materials and chemical resins to manufacture its products. We rely solely on our suppliers and do not use hedging or other derivative instruments to mitigate our exposure to such risks. In the event the cost of such raw materials and resins increase, our profitability could be adversely affected.

         NEED FOR ADDITIONAL CAPITAL

         Recently, the Company announced its intention to develop an entertainment and sports complex. The Company anticipates that it will be unable to generate sufficient internal funds to finance the development of the complex. Therefore, the Company anticipates that it will need to raise additional capital. In the event credit markets or public capital markets are not available to the Company, the Company may be forced to limit or postpone its capital expenditures and plans for the development of the complex.

         RELIANCE ON NHRA CONTRACT

         The Company's contract with the NHRA for the national race at the CBIR race facility is critical to the track. The track obtains 60% of its sales and 70% of its profit from this race. The loss of the national race with the NHRA would immediately impact CBIR's income potential.

         RELIANCE ON MANAGEMENT

         The Company operates using a very small management group. The sudden loss of one of the key managers could have an immediate impact on the corporation.

EFFECTS OF INFLATION

         The Company believes that the relatively moderate inflation rate over the last few years has not had a significant impact on the Company's operations. The Company does not expect inflation to have any near-term material effect on the sales of its products, although there can be no assurance that such an effect will not occur in the future.

NEW ACCOUNTING PRONOUNCEMENT

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133", as amended in June 2000 by "SFAS No. 138"). SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company adopted this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations was not material.



SEGMENT REPORTING

         For a discussion of the Company's business segments, see Note 16 to the consolidated financial statements included in Appendix A.

SUBSEQUENT EVENTS

         Effective March 8, 2001 the Company began doing business under the assumed name of Sports Resorts International, Inc. The Company is changing its name to reflect the increasing prominence of the sports and leisure segment of its business. The Company received written consent of the name change from its majority shareholders. The name change will become effective on or about April 16, 2001. On March 12, 2001, the Company changed its ticker symbol on the Nasdaq Small-Cap Market from "COLO" to "SPRI".

         The Company is proposing the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mt. Morris Road in Mt. Morris Township, Genesee County, Michigan. This project is in the development stage. The Complex would include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, and would have 130 acres of parking.

         In October 2000, the Company made a non-refundable deposit of $25,000 and entered into an agreement to purchase land in Mount Morris Township, Michigan in connection with the Complex described above. The agreement requires closure by October 2001. In January and February 2001 the Company paid a total of $80,000 and entered into various option agreements with four to six month terms to purchase adjacent real estate. The various options can be extended for additional periods of four to six months for an additional $80,000. The option payments are non-refundable.


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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         BOARD OF DIRECTORS. The Company's Board of Directors currently consists of seven members (in alphabetical order): Maureen C. Cronin, J. Daniel Frisina, Ted M. Gans, Donald R. Gorman, Eric Hipple, Ronald Rolak, and Donald J. Williamson.

         MAUREEN C. CRONIN (56) Ms. Cronin is a Director of the Company. Ms. Cronin was an Investment Specialist with Charles Schwab & Company in West Palm Beach, Florida from 1995 to 2000. From 1994 to 1995, she served as Vice President of Ted Williams Family Enterprises in Citrus Hills, Florida. From 1991 to 1994, she served as a Financial Consultant and Broker with Salomon Smith Barney/Dean Witter, in Boston, Massachusetts. Ms. Cronin serves as the Chairperson of the Audit Committee. Ms. Cronin has served as a Director since September 2000. Her current term as a Director expires in 2003.

         J. DANIEL FRISINA (52). Mr. Frisina is a Director of the Company and a Director of The Colonel's Brainerd International Raceway, Inc. ("CBIR"). Mr. Frisina's principal occupation is an independent consultant to manufacturers and distributors in the automotive parts industry. Mr. Frisina is also a principal and President of Boomers Investment Group, which invests in and manages restaurants, lounges and other hospitality service companies. Previously he was a Director of Global Development for Shyi Tan Enterprises, a Taiwanese manufacturer of autobody parts from 1996 to 1999. He also served as a consultant for Cheng Hong Legion Co., Ltd. (from 1992 to 1996). He was the Chairman of the Board of the Autobody Parts Association, an association that represents the interests of the distributors, suppliers and manufacturers of alternative collision replacement parts. He served as President of The Colonel's from 1988 through 1991. He served as Treasurer and Chief Financial Officer of Brainerd International, Inc., the Company's predecessor, during 1995. Mr. Frisina serves on the Audit Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2002.

         TED M. GANS (66). Mr. Gans is a Director of the Company and a Director of The Colonel's Truck Accessories, Inc. ("CTA"). Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Patsy Lou Williamson Buick-GMC, Inc., a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Gans serves on the Executive Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2001.

         DONALD R. GORMAN (69). Mr. Gorman is a Director of the Company. Since 1958 Mr. Gorman has been owner and President of P.G. Products, Inc., of Cincinnati, Ohio, which prior to the sale of the assets of The Colonel's in December 1998 was one of the Company's major customers. Mr. Gorman serves on the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1997. His current term as a Director of the Company expires in 2001.

         ERIC HIPPLE (42). Mr. Hipple is a Director of the Company. Mr. Hipple is a former quarterback for the Detroit Lions. He finished his career in the National Football League in 1989. From 1990 to 1997, he was the President and owner of Hipple & Associates, an insurance agency in Brighton, Michigan. From 1995 to the present, he has served as a football analyst with a Fox television affiliate in the Detroit area. Since 1997, he has also served as a Senior Account Representative with Rho-Mar Agency, an insurance agency located in Farmington Hills, Michigan. Mr. Hipple serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since September 2000. His current term as a Director of the Company expires in 2003.

         RONALD J. ROLAK (53). Mr. Rolak is a Director of the Company. Mr. Rolak is the Development Director for the Powers Catholic High School Educational Trust Fund, in Flint, Michigan. He has held this position since 1986. From 1973 to 1986, Mr. Rolak was a high school instructor and a varsity football coach at Powers Catholic High School. Mr. Rolak also serves as a director of a number of charitable organizations in Genessee County, Michigan. Mr. Rolak serves on the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1999. His current term as a Director of the Company expires in 2002.

         DONALD J. WILLIAMSON (67). Mr. Williamson is the founder of the Company and is a Director and the Chairman of the Board and Chief Executive Officer of the Company. He is also a Director and officer of each of the Company's subsidiaries. From November 1995 until February 1997 he was the President, Chief Executive Officer and a Director of the Company. Between February 1997 and May 1998, Mr. Williamson served as a consultant to the Company. Mr. Williamson serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2001.

         EXECUTIVE OFFICERS. As mentioned above, Mr. Williamson is the Chairman of the Board and Chief Executive Officer of the Company. Two additional executive officers and one key employee are:

         GREGORY T. STRZYNSKI (42). Mr. Strzynski is the Chief Financial Officer of the Company. He joined the Company in August 1999. Mr. Strzynski was the Corporate Controller of Kitty Hawk International, Inc., formerly known as American International Airways, Inc., from 1993 to 1999. From 1990 to 1993, he served as Corporate Controller for United Solar Systems Corp., a joint venture research and development company between Energy Conversion Devices, Inc. and Canon, Inc. of Japan. From 1988 to 1989 he was corporate controller for Armada Products Company, an automotive supplier.

         WILLIAM SINGLETERRY (56). Mr. Singleterry is the Vice President of Marketing and Development of the Company. He also serves as the President of CTA. Mr. Singleterry served as the Director of Operations for the Bumper Division of The Colonel's from 1991 to 1998. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

         JOHN CARPENTER (62). Mr. Carpenter is the Director of Sales and Marketing of CTA. He joined CTA in July 1996. Mr. Carpenter was formerly the National Distributor Sales Manager of Durakon Industries (1981 to 1986). Mr. Carpenter was a member of the Board of Directors of TCAA (Truck Cap and Accessory Association) from 1996 to 1999. He formerly was the National Marketing Manager for Homestead Products (1987 to 1988). From 1988 to 1996, Mr. Carpenter was involved in the real estate business.

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

         To the best of the Company's knowledge, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2000.

ITEM 11.          EXECUTIVE COMPENSATION.

         COMPENSATION SUMMARY. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 2000, of the Chief Executive Officer of the Company and each executive officer of the Company whose cash compensation in 2000 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                       COMPENSATION
                                                                                                     ------------------
                                                           ANNUAL COMPENSATION                            AWARDS
                                       ------------------------------------------------------------- ------------------
                                                                                        OTHER           SECURITIES
NAME AND                                                                               ANNUAL           UNDERLYING
PRINCIPAL POSITION                        YEAR        SALARY          BONUS         COMPENSATION          OPTIONS
-------------------------------------- ----------- -------------- --------------- ------------------ ------------------
Donald J. Williamson                      2000      $    166,923    $          0    $             0           5,000
Chairman of the Board,                    1999           520,000               0                  0               0
Chief Executive Officer                   1998           510,000         946,315                  0               0
and Director

Mark German(1)                            2000      $     45,000    $          0    $             0               0
(Former) President and Director           1999           130,000               0                  0               0
                                          1998            85,000               0                  0               0

William Singleterry                       2000      $    148,354    $          0    $             0           5,000
Vice President of Development             1999           158,653               0                  0               0
                                          1998           152,884           6,000                  0               0

Gregory T. Strzynski (2)                  2000      $     96,827    $     21,500    $             0           5,000
Chief Financial Officer                   1999            38,365           6,000                  0               0

John Carpenter                            2000      $    122,559    $          0    $             0               0
Director of Sales and                     1999           122,232               0                  0               0
Marketing of CTA                          1998           118,777               0                  0               0

---------------------------

(1) Compensation for 2000 represents approximately five months rather than a full year because Mr. German left the Company in 2000. Compensation for 1998 represents approximately eight months rather than a full year because Mr. German joined the Company in April 1998. Mr. German is the former President of CRL.
(2) Compensation for 1999 represents approximately five months rather than a full year because Mr. Strzynski joined the company in August 1999.

STOCK OPTIONS

         Pursuant to the automatic grant provisions of the Company's 1995 Long-Term Incentive Plan (the "LTIP"), during 2000 Ms. Cronin, Messrs. Frisina, Gans, Gorman, Hipple, and Rolak received options to purchase a total of 7,940 shares of Common Stock. Additionally, in September 2000, each director and Messrs. Singleterry and Strzynski received options to purchase 5,000 shares of Common Stock. None of the Company's Officers or Directors exercised any of their outstanding options during 2000.

                          FISCAL YEAR-END OPTION VALUES

                                                    Number of                           Value of Unexercised
                                        Securities Underlying Unexercised             In-the-Money Options at
                                            Options at Fiscal Year-End                   Fiscal Year-End(1)
                                     ----------------------------------------   ------------------------------------
            Name                        Exercisable          Unexercisable        Exercisable       Unexercisable
-----------------------------        ------------------     -----------------   ----------------  ------------------
Donald J. Williamson                                 0                 5,000        $         0      $        8,438
Mark German                                          0                     0                  0                   0
William Singleterry                              5,000                 5,000              5,938               8,438
Gregory T. Strzynski                                 0                 5,000                  0               8,438
John Carpenter                                       0                     0                  0                   0

-----------------

(1) Based on the market value of the Company's Common Stock as of December 31, 2000 ($7.6875 per share), minus the exercise price, multiplied by the number of options.

COMPENSATION OF DIRECTORS

         No compensation was paid to any Director of the Company for services rendered in such capacity during 2000. Directors who are not full-time employees may be reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

PENSION PLAN

         The Company does not have a pension plan, a defined benefit plan or an actuarial plan.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         Generally, the Company does not have any employment agreements, termination-of-employment agreements or change-in-control agreements with any executive officer. However, The Colonel's and John Carpenter entered into an employment agreement dated July 15, 1996. Effective January 1, 1997, this agreement was transferred to CTA and Mr. Carpenter is now employed as CTA's Director of Sales and Marketing. Under the agreement, which has a five year term, Mr. Carpenter is paid a $100,000 annual salary in equal weekly installments. In addition, Mr. Carpenter is paid $0.10 for each bedliner sold by CTA, payable monthly. The agreement may be terminated by either party for just cause. In addition, CTA could terminate the agreement without cause, in which case CTA would be required to pay Mr. Carpenter three months' salary plus any accrued but unpaid salary and bonus as of the date of termination. The agreement also contains Mr. Carpenter's covenant not to compete for a period of two years from the date of the termination of his employment.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Gans, Gorman and Rolak are members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 2000. None of Messrs. Gans, Gorman or Rolak has any employment relationship with the Company or any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, as well as the current year, the Company and its subsidiaries retained Ted M. Gans, P.C. for certain legal services.

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

         Directors, executive officers and other key employees of the Company and its subsidiaries are eligible to receive Incentive Awards under the LTIP. A maximum of 1,000,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the LTIP. Of the 1,000,000 shares authorized for Incentive Awards under the LTIP, only one-half can be awarded as restricted stock.

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

         The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. During 2000, Ms. Cronin, Messrs. Frisina, Gans, Gorman, Hipple, and Rolak, as non-employee Directors of the Company, each received automatic stock option grants covering a total of 7,940 shares of Common Stock. Additionally, in September 2000, each director and Messrs. Singleterry and Strzynski received options to purchase 5,000 shares of Common Stock.

SECTION 162(M)

         Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 2001 or in future years by reason of actions expected to be taken in 2001.

                                                        Respectfully submitted,

                                                        Ted M. Gans
                                                        Donald R. Gorman
                                                        Ronald Rolak

STOCK PRICE PERFORMANCE GRAPH

         The following graph compares the cumulative total stockholder return on the Company's Common Stock to the Nasdaq Domestic Index and an index of peer companies that produce automobile replacement parts, assuming an investment of $100.00 at the beginning of the period indicated. Because the Company's Common Stock began trading on the Nasdaq SmallCap Market on January 2, 1996, the graph covers the period from January 2, 1996 to the end of 2000.

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

                                    [GRAPH]



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

The dollar values for total stockholder return plotted in the graph above are shown in the table below:


                                                                   NASDAQ                   Peer
          Date                    The Company                  Domestic Index               Index
--------------------------   -----------------------        ---------------------       --------------
January 2, 1996                 $      100.00                  $    100.00              $      100.00
December 31, 1996                       69.23                       123.04                     115.98
December 31, 1997                      103.85                       150.69                     143.03
December 31, 1998                       78.85                       212.51                     140.86
December 31, 1999                      113.46                       394.92                     113.30
December 31, 2000                      118.28                       237.62                      94.69

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of March 21, 2001:

          Name and Address                 Amount of                        Nature of
            Of Beneficial                 Beneficial                        Beneficial                 Percent of
        Owner of Common Stock              Ownership                        Ownership                   Class(1)
        ---------------------              ---------                        ---------                   --------
Donald J. Williamson                    11,939,580  shares   Sole voting and investment power                 49.4%
951 Aiken Road                                   0  shares   Shared voting or investment power                 0.0%
Owosso, MI 48867

Patsy L. Williamson                      11,632,500 shares   Sole voting and investment power                 48.1%
951 Aiken Road                                    0 shares   Shared voting or investment power                 0.0%
Owosso, MI 48867

SECURITY OWNERSHIP OF MANAGEMENT

         The following table shows the beneficial ownership of shares of Common Stock, held as of March 21, 2001 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

               Name                     Amount of                          Nature of
           Of Beneficial                Beneficial                        Beneficial                    Percent of
       Owner of Common Stock            Ownership                          Ownership                    Class (1)
       ---------------------            ---------                          ---------                    ---------
John Carpenter                                 0 shares     Sole voting and investment power                  *
                                               0 shares     Shared voting or investment power                 *

Maureen C. Cronin(2)(3)                    5,810 shares     Sole voting and investment power                  *
                                               0 shares     Shared voting or investment power                 *

J. Daniel Frisina (2)(3)                  16,575 shares     Sole voting and investment power                  *
                                               0 shares     Shared voting or investment power                 *

Ted M. Gans (2)(3)                        16,575 shares     Sole voting and investment power                  *
                                               0 shares     Shared voting or investment power                 *

Donald R. Gorman (2)(3)                   16,050 shares     Sole voting and investment power                  *
                                               0 shares     Shared voting or investment power                 *

Eric Hipple(2)(3)                          5,810 shares     Sole voting and investment power                  *
                                               0 shares     Shared voting or investment power                 *


Ronald J. Rolak (2)(3)                     8,015 shares     Sole voting and investment power                      *
                                           4,300 shares     Shared voting or investment power                     *

William Singleterry (4)                   10,000 shares     Sole voting and investment power                      *
                                               0 shares     Shared voting or investment power                     *

Gregory T. Strzynski(4)                    5,000 shares     Sole voting and investment power                      *
                                               0 shares     Shared voting or investment power                     *

Donald J. Williamson(2)(5)            11,939,580 shares     Sole voting and investment power                  49.4%
                                               0 shares     Shared voting or investment power                     *

Directors and Officers as a           12,023,415 shares     Sole voting and investment power                  49.7%
group (5)                                  4,300 shares     Shared voting or investment power                     *

*        Does not exceed 1%.


(1) Percentages: The percentages set forth in this column were calculated on the basis of 24,177,805 shares of Common Stock outstanding as of March 21, 2001, plus shares of Common Stock subject to options held by the listed persons that were exercisable on March 21, 2001 or that will become exercisable within 60 days after March 21, 2001. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each listed person is set forth below:

         Director/Officer                                                    Options      Weighted Average
         ----------------                                                    -------      Exercise Price
                                                                                          ----------------
         Maureen C. Cronin                                                      5,810         $ 6.00
         J. Daniel Frisina                                                     16,575           6.31
         Ted M. Gans                                                           16,575           6.31
         Donald R. Gorman                                                      16,050           6.29
         Eric Hipple                                                            5,810           6.00
         Ronald J. Rolak                                                        8,015           5.96
         William Singleterry                                                   10,000           6.25
         Gregory T. Strzynski                                                   5,000           6.00
         Donald J. Williamson                                                   5,000           6.00
                                                                             --------         ------

         All directors and executive officers as a group                       88,835         $ 6.19
                                                                             ========         ======

(2) Stock Option Grants to Directors: Pursuant to the Company's 1995 Long-Term Incentive Plan (the "LTIP"), the Company's Board of Directors in February 1997 and September 2000 granted to each person who was then a non-employee Director of the Company options to acquire up to 5,000 shares of Common Stock. These stock options are currently exercisable.

(3) Automatic Stock Option Grants to Non-Employee Directors: Under the LTIP, each non-employee director of the Company receives an automatic grant of options in March and September of each year. The number of shares subject to each option started at 500 when the LTIP was inaugurated in 1996. Under the terms of the LTIP, for each grant after that time the number of shares subject to each option increases by 5% from the previous grant. When a new non-employee Director is elected or appointed to the Board, he or she will immediately receive an option in an amount equal to the last grant. Messrs. Frisina, Gans, Gorman and Rolak were each granted options to purchase 770 shares of Common Stock on March 1, 2000, and Messrs. Frisina, Gans, Gorman, and Rolak were each granted options to purchase 810 shares of Common Stock on September 1, 2000. Ms. Cronin and Mr. Hipple were also granted options to acquire 810 shares upon their election to the Board of Directors in September, 2000. All of these options are currently exercisable.

(4) William Singleterry/ Gregory Strzynski: In February 1997, Mr. Singleterry was granted options to acquire up to 5,000 shares of Common Stock. In September 2000, Mr. Singleterry and Mr. Strzynski were granted options to purchase up to 5,000 shares of Common Stock. These stock options are currently exercisable.

(5) Total Stock Ownership: Excludes the 11,632,500 shares of Common Stock owned by Patsy Williamson, the wife of Donald J. Williamson. See "Security Ownership of Certain Beneficial Owners" above.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company and its subsidiaries are parties to certain transactions with related parties, which are summarized below. Many of the transactions described below involve Donald and Patsy Williamson, husband and wife. Mr. Williamson is the Chairman of the Board, the Chief Executive Officer and a Director of the Company. Together, Mr. and Mrs. Williamson own approximately 98 percent of the outstanding shares of the Company's Common Stock.

         Promissory Notes from Donald J. Williamson and Related Entities. On November 13, 1998, the Company loaned $1,401,000 to Patsy Lou Williamson Buick-GMC, Inc., a company owned by Mr. Williamson's wife. This loan was evidenced by a promissory note that was due in full on November 13, 1999 and had an annual interest rate of at 8%. On April 12, 2000 the due date was extended to May 15, 2000 by the Company's Board of Directors. On April 14, 2000 the note was paid in full.

         In February 1999, the Company loaned $5,200,000 to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest of $43,476 beginning April 1, 1999. The note is paid through October 2000 at December 31, 2000. The November and December 2000 installments have been subsequently paid. Mr. Williamson used the proceeds of this loan to purchase real property in Davison, Michigan.

         Lease of Owosso, Michigan Facility. CTA leases its Owosso, Michigan facility from 620 Platt Road, L.L.C. Donald and Patsy Lou Williamson are the sole members of 620 Platt Road L.L.C. Rent expense on this lease was $580,000 and $240,000 for the years ending December 31, 2000 and 1999 respectively.

         Accounts Receivable-Related Party. During 2000, the Company paid certain expenses totaling approximately $838,000 on behalf of 620 Platt Road, L.L.C. and South Saginaw, L.L.C. These expenses are predominantly for the use of a common payroll processing service for which direct reimbursement is made as well as a pro rata share of general insurance coverage. As of March 26, 2001, $90,000 of this amount had been reimbursed.

         Williamson Buick-GMC, Inc. Mrs. Williamson owns several automobile dealerships. The Company engages in certain transactions with these dealerships, including the purchase of automobiles, parts, and automotive services. During 2000, purchases of automobiles, parts and services by the Company from the

Williamson dealerships were approximately $23,000. CTA sold approximately $8,000 worth of bedliners and truck accessories to the Williamson dealerships in 2000.

         Transactions with Directors. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year and the current year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company will continue to do so. Fees charged for 2000 were approximately $48,000.


ITEM 14(A)(1).        FINANCIAL STATEMENTS.

         Attached as Appendix A.

         The following consolidated financial statements of The Colonel's International, Inc. and subsidiaries are filed as a part of this report:

                  *        Auditors' Report

                  *        Consolidated Balance Sheets as of December 31, 2000
                           and 1999

                  * Consolidated Statements of Operations for years ended December 31, 2000, 1999 and 1998

                  * Consolidated Statements of Shareholders' Equity for years ended December 31, 2000, 1999 and 1998

                  * Consolidated Statements of Cash Flows for years ended December 31, 2000, 1999 and 1998

                  * Notes to Consolidated Financial Statements for years ended December 31, 2000, 1999 and 1998

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

10.3 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

10.4     Sanction Agreement between the Company and National Hot Rod
         Association.

23       Consent of Deloitte & Touche LLP.

--------------------

* Management contract or compensatory plan or arrangement.

ITEM 14(B).           REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE COLONEL'S INTERNATIONAL, INC.


Dated:  March 30, 2001             By: /s/ Donald J. Williamson
                                       ------------------------
                                       Donald J. Williamson
                                       Chairman of the Board, Chief Executive
                                       Officer and Director
                                       (Principal Executive Officer)


Dated: March 30, 2001              By:  /s/ Gregory T. Strzynski
                                       -------------------------
                                       Gregory T. Strzynski
                                       Chief Financial Officer
                                       (Principal Accounting and
                                       Financial Officer)

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                        Title                                   Date
             ---------                                        -----                                   ----
/s/Donald J. Williamson                     Chairman of the Board, Chief                        March 30 ,2001
------------------------------------        Executive Officer and Director
Donald J. Williamson

/s/Maureen C. Cronin                        Director                                            March 30, 2001
------------------------------------
Maureen C. Cronin

/s/J. Daniel Frisina                        Director                                            March 30, 2001
------------------------------------
J. Daniel Frisina

/s/Ted M. Gans                              Director                                            March 30, 2001
------------------------------------
Ted M. Gans

/s/Donald Gorman                            Director                                            March 30, 2001
------------------------------------
Donald Gorman

/s/ Eric Hipple                             Director                                            March 30, 2001
------------------------------------
Eric Hipple

/s/Ronald J. Rolak                          Director                                            March 30, 2001
------------------------------------
Ronald J. Rolak




                                   APPENDIX A
                              FINANCIAL STATEMENTS



--------------------------------------------------------------------------------

    THE COLONEL'S
    INTERNATIONAL, INC.

    Consolidated Financial Statements as of
    December 31, 2000 and 1999 and for the three years in the period ended December 31, 2000 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
The Colonel's International, Inc.
Owosso, Michigan



We have audited the accompanying consolidated balance sheets of The Colonel's International, Inc. (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte & Touche LLP


Ann Arbor, Michigan
March 30, 2001

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


ASSETS                                                                   2000          1999
      Cash                                                           $ 2,566,036   $ 1,069,338


     Accounts receivable
         Trade (net of allowance for doubtful accounts of $297,000
         and $713,000 at December 31, 2000 and 1999, respectively)       784,501     1,756,355
          Related party (Note 5)                                         837,767       419,784
     Notes receivable - related party (Note 5 )                          146,486     1,517,698
     Federal income taxes receivable (Note 11)                         1,028,564          --
     Inventories (Note 6)                                              1,796,335     6,044,379
     Net assets held for sale (Note 7)                                   524,259       929,025
     Other                                                               788,484       522,843
                                                                     -----------   -----------

           Total current assets                                        8,472,432    12,259,422

PROPERTY, PLANT AND EQUIPMENT - Net
     (Note 8)                                                         12,086,938    18,980,980

OTHER ASSETS:
     Notes receivable - related party (Note 5)                         4,875,301     5,001,685
     Goodwill (Net of accumulated amortization and impairment
          of $1,432,000 and $2,094,000 at December 31, 2000 and
         1999 respectively), (Note 2)                                  1,517,937     2,528,981
     Other                                                             1,806,601     1,653,435
                                                                     -----------   -----------

          Total other assets                                           8,199,839     9,184,101



TOTAL ASSETS (Note 9)                                                $28,759,209   $40,424,503
                                                                     ===========   ===========


See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                           2000                 1999
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 9)                            $ 1,194,814         $  1,204,528
     Accounts payable                                                        1,525,661            4,184,161
     Accrued expenses (Note 10)                                              1,217,213            2,092,356
     Income taxes payable (Note 11)                                                 --            2,670,673
                                                                           -----------         -------------

          Total current liabilities                                          3,937,688           10,151,718

LONG-TERM DEBT (Note 9)                                                      1,878,785            3,073,601

LONG-TERM PORTION OF DEFERRED
     COMPENSATION (Note 13)                                                     62,400              114,400

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY:
     Common stock; 35,000,000 shares authorized at $.01
           par value, 24,177,805 and 24,518,326 shares issued
           and outstanding in 2000 and 1999, respectively
           (Note 12)                                                           241,778               245,183
     Additional paid-in capital                                              5,582,339             7,908,336
     Retained earnings                                                      17,056,219            18,931,265
                                                                           -----------         -------------

          Total shareholders' equity                                        22,880,336            27,084,784
                                                                           -----------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                                $28,759,209         $  40,424,503
                                                                           ===========         =============



See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 2000                 1999                  1998
SALES (Note 5)                                                             $ 22,120,232          $ 36,217,508          $ 29,931,869

COST OF SALES (Note 5)                                                       19,159,639            31,230,904            27,411,934
                                                                           ------------          ------------          ------------

GROSS PROFIT                                                                  2,960,593             4,986,604             2,519,935

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                                 7,113,687             9,477,422             5,980,353

NET GAIN (LOSS) ON DISPOSAL OF ASSETS
     (Note 3)                                                                 1,649,198              (142,958)                 --

WRITE-DOWN OF IMPAIRED ASSETS
     (Note 2)                                                                      --               3,480,938                  --
                                                                           ------------          ------------          ------------

Loss from operations                                                         (2,503,896)           (8,114,714)           (3,460,418)

OTHER INCOME (EXPENSE):
     Interest expense                                                          (555,845)           (1,252,390)             (720,532)
     Interest income (Note 5)                                                   558,930               660,075                56,582
     Net rental income                                                          188,308               469,671                  --
     Other                                                                       39,955                48,126                (5,702)
                                                                           ------------          ------------          ------------

          Other income (expense), net                                           231,348               (74,518)             (669,652)

LOSS FROM CONTINUING OPERATIONS
     BEFORE INCOME TAX BENEFIT                                               (2,272,548)           (8,189,232)           (4,130,070)

INCOME TAX BENEFIT (Note 11)                                                    397,502             3,110,676             1,641,628
                                                                           ------------          ------------          ------------

LOSS FROM CONTINUING OPERATIONS                                              (1,875,046)           (5,078,556)           (2,488,442)

DISCONTINUED OPERATIONS:
     Income from discontinued operations, net
          of tax (Note 11)                                                         --                    --               1,818,316
     Gain on sale of discontinued operations, net of
          tax (Note 11)                                                            --                    --              11,675,718
                                                                           ------------          ------------          ------------

NET (LOSS) INCOME                                                          $ (1,875,046)         $ (5,078,556)         $ 11,005,592
                                                                           ============          ============          ============

BASIC AND DILUTED (LOSS) EARNINGS PER
     SHARE:
     From continuing operations                                            $      (0.08)         $      (0.21)         $      (0.10)

     Income and gain from discontinued operations                          $       --            $       --            $        .55

     Net (loss) income                                                     $      (0.08)         $      (0.21)         $       0.45

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------


                                                            COMMON STOCK             ADDITIONAL
                                                    -------------------------         PAID-IN        RETAINED
                                                    SHARES              AMOUNT        CAPITAL        EARNINGS            TOTAL
BALANCE, JANUARY 1, 1998                           24,177,805     $    241,778     $  5,606,239     $ 13,004,229     $ 18,852,246


Issuance of common shares to acquire
     Rugged Liner (Note 4)                            454,027            4,540        3,673,078               --        3,677,618

Transactions with shareholders                             --               --          (48,406)              --          (48,406)

          Net income                                       --               --               --       11,005,592       11,005,592
                                                 ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1998                         24,631,832          246,318        9,230,911       24,009,821       33,487,050

Common Stock Redeemed
     113,506 shares (Note 12 )                       (113,506)          (1,135)        (929,954)              --         (931,089)

Advance on Put Option (Notes 10 and 12)                    --               --         (392,621)              --         (392,621)

           Net loss                                        --               --               --       (5,078,556)      (5,078,556)
                                                 ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 1999                         24,518,326          245,183        7,908,336       18,931,265       27,084,784

Common Stock Redeemed
     340,521 shares (Note 12)                        (340,521)          (3,405)      (2,325,997)              --       (2,329,402)

          Net loss                                         --               --               --       (1,875,046)      (1,875,046)
                                                 ------------     ------------     ------------     ------------     ------------

BALANCE, DECEMBER 31, 2000                         24,177,805     $    241,778     $  5,582,339     $ 17,056,219     $ 22,880,336
                                                 ============     ============     ============     ============     ============


See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                      2000                1999              1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                                $ (1,875,046)      $ (5,078,556)      $ 11,005,592
     Adjustments to reconcile net income to net cash (used in)
         provided by operating activities:
         Income from discontinued operations                                               --                 --        (13,494,034)
         Depreciation and amortization                                              2,623,627          3,375,166          2,951,677
         Impairment of long lived assets and goodwill (Note 2)                             --          3,480,983                 --
         Commission payment to majority shareholders (Note 5)                              --                 --            946,315
         Deferred tax provision                                                            --           (149,000)        (3,044,000)
         Net loss on sale of store operations                                         736,277            301,174                 --
         Gain on disposal of property, plant and equipment                         (2,385,476)          (194,063)                --
         Changes in assets and liabilities that provided
              (used) cash, net of effects from the 1998
              discontinued operations and acquisitions:
              Accounts receivable                                                     386,058          1,038,660           (845,429)
              Inventories                                                           1,920,954           (565,343)        (1,438,503)
              Accounts payable                                                     (2,658,500)         1,100,160            939,819
              Accrued expenses                                                       (984,443)           496,088           (289,490)
              Income taxes receivable/payable                                      (4,267,289)        (5,551,222)         7,296,346
              Other                                                                  (514,018)            61,384           (337,770)
                                                                                 ------------       ------------       ------------

Net cash (used in) provided by continuing operations                               (7,017,856)        (1,684,569)         3,690,523

Net cash provided by discontinued operations                                               --                 --         25,283,735
                                                                                 ------------       ------------       ------------

Net cash (used in) provided by operating activities                                (7,017,856)        (1,684,569)        28,974,258
                                                                                 ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of store operations, net of cash acquired                                --           (473,653)        (5,404,155)
     Capital expenditures and construction of assets held for sale                 (2,820,143)       (10,454,799)        (1,684,989)
     Proceeds from disposal of property and equipment (Note 3)                      9,446,983            761,995                 --
     Payments received on notes receivable - related party                          1,497,596            281,616            200,000
     Proceeds from sale of Rugged Liner assets (Note 12)                              361,700                 --                 --
     Proceeds from sale of store operations                                         1,232,948          1,245,533                 --
     Deposits made on property, plant and equipment                                        --                 --           (605,539)
     Additions to notes receivable - related party                                         --         (5,200,000)        (1,702,146)
                                                                                 ------------       ------------       ------------

Net cash provided by (used in) continuing investing activities                      9,719,084        (13,839,308)        (9,196,829)

Net cash provided by discontinued investing activities                                     --                 --         10,263,677
                                                                                 ------------       ------------       ------------

Net cash provided by (used in) investing activities                                 9,719,084        (13,839,308)         1,066,848
                                                                                 ------------       ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term obligations                                                   --            402,700          7,214,811
     Principal payments on long-term debt and notes payable                         (172 ,781)          (327,954)       (19,633,706)
     Principal payments on obligations under capital leases                        (1,031,749)          (853,539)          (994,360)
     Common stock redeemed (Note 12)                                                       --           (931,089)                --
     Transactions with shareholders                                                        --                 --            (48,406)
                                                                                 ------------       ------------       ------------

Net cash (used in) provided by financing activities                                (1,204,530)        (1,709,882)       (13,461,661)
                                                                                 ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                     1,496,698        (17,233,759)        16,579,445
                                                                                 ------------       ------------       ------------

CASH, BEGINNING OF YEAR                                                             1,069,338         18,303,097          1,723,652
                                                                                 ------------       ------------       ------------

CASH, END OF YEAR                                                                $  2,566,036       $  1,069,338       $ 18,303,097
                                                                                 ============       ============       ============


                                                                     (continued)

THE COLONEL'S INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                            2000             1999           1998
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                 $ 1,437,355       $   411,673     $ 1,740,608
                                                                       ===========       ===========     ===========

Cash paid during the year for taxes                                    $ 3,869,787       $ 2,589,546     $   250,000
                                                                       ===========       ===========     ===========

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Commission payment to majority shareholders in lieu of receiving
     payment on remaining balance of note receivable (Note 5)                                            $   946,315
                                                                                                         ===========

Future inventory credits issued in connection
     with acquisitions (Note 4)                                                                          $   513,223
                                                                                                         ===========

Common stock issued in connection with the acquisition
     of Rugged Liner Companies (Note 4)                                                                  $ 3,677,618
                                                                                                         ===========

Note receivable from sale of property                                                    $   135,000
                                                                                         ===========
Increase in accrued expenses for future share redemption (Note 12)                       $   392,620
                                                                                         ===========
Change in notes receivable from non-cash interim financing
     transactions with related parties (Note 5)                                          $   142,468
                                                                                         ===========
Sale of Rugged Liner assets, net of cash received (Note 12):

          Property, plant and equipment                                $   459,399
          Accrued expenses                                                (392,621)
          Goodwill                                                         586,218
          Inventory                                                      1,257,590
          Trade accounts receivable                                        167,813
          Deferred tax assets                                              568,052
          Common stock redeemed                                             (3,405)
          Paid in capital                                               (2,325,997)
          Other                                                             44,651
                                                                       -----------
          Net cash proceeds from sale                                  $   361,700
                                                                       ===========


                                                                     (concluded)

See notes to consolidated financial statements.

THE COLONEL'S INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.       ORGANIZATION

         The Colonel's International, Inc. (the "Company") is a holding company for three wholly owned subsidiaries, The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Brainerd International Raceway, Inc. ("CBIR") and The Colonel's, Inc. ("The Colonel's"). CTA began operations on January 1, 1996 and was subsequently incorporated in Michigan in 1997. CTA produces truck bedliners for sale to new vehicle dealers and the automotive aftermarket. CBIR was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. CBIR organizes and promotes various spectator events relating to road and drag races. The Colonel's designed, manufactured and distributed plastic automotive bumper fascias and miscellaneous reinforcement beams and brackets, as replacement collision parts to the automotive aftermarket industry in North America. Substantially all of the assets of The Colonel's were sold to AutoLign Manufacturing Group, Inc. ("AutoLign") on December 17, 1998 (Note 15). The Colonel's Rugged Liner, Inc. ("CRL") was formed in March of 1998 in connection with the April 1998 acquisitions of four Pennsylvania corporations engaged in the truck accessory business (Note
         4). The Company completed the consolidation of CRL's bedliner manufacturing operations with CTA's Owosso, Michigan facility in the second quarter of 2000 and in June 2000 sold certain assets of CRL to International Liner Company ("International Liner"). CRL was merged with CTA effective December 31, 2000.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, CTA, CBIR and The Colonel's. All significant intercompany accounts and transactions have been eliminated.

         INVENTORIES are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         PROPERTY, PLANT AND EQUIPMENT is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

               Vehicles                                       3-7 Years
               Furniture and fixtures                        3-10
               Bleachers and fencing                            5
               Tooling                                        5-7
               Equipment                                     5-10
               Track                                            7
               Leasehold improvements                       10-25
               Buildings                                       15

         Leasehold improvements are amortized over the shorter of the life of the lease or their estimated useful life.

         Expenditures for major renewals and betterments that extend the useful life of the related asset are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. When properties are retired or sold, the related cost and accumulated depreciation are removed from the accounts and any gain or loss on disposition is recognized.

         REVENUE RECOGNITION - For sales of products, revenue is recognized at the time the product is shipped to customers. For CBIR, revenue is recognized when earned at the time of the related event.

         GOODWILL is being amortized using the straight-line method over 7 years. The carrying value of goodwill is assessed annually for recoverability using a discounted cash flow approach based on cash flows which benefit directly from the goodwill. Certain goodwill associated with the purchase of the Rugged Liner business and retail store operations held for sale was written down due to impairment. Refer to "Accounting for Certain Long-lived Assets" below and Note 7. Additionally, in 2000 the Company eliminated goodwill associated with certain CRL assets sold to International Liner in June 2000. See Note 12.

         ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During 1999, the Company wrote down approximately $3,481,000 of impaired long-lived assets. The write down included $570,000 of property, plant and equipment, goodwill of $266,000 associated with retail store assets held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, and furniture and fixtures at the Company's Uniontown, Pennsylvania bedliner manufacturing facility. At December 31, 1999, the Company was in the process of consolidating its Pennsylvania manufacturing operations into its Michigan facility in an effort to reduce costs and improve productivity. Accordingly, the sustained use of these assets was unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets were written down to their net realizable value. The consolidation plan was completed in the second quarter of 2000.

         As a result of management's decision to discontinue certain product lines at CRL's Pennsylvania facility, the goodwill associated with the purchase of the Pennsylvania facility was partially impaired in 1999. The $840,000 goodwill impairment was determined in a pro rata manner based on the revenue streams associated with the products to be discontinued compared to the revenue streams associated with products which continue to be produced.

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

         USE OF ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the operating period. Actual results could differ from those estimates.

         (LOSS) EARNINGS PER SHARE - Basic (loss) earnings per share was based upon the weighted average number of shares outstanding during each year. Diluted (loss) earnings per share assumes the exercise of common stock options when dilutive. The weighted average number of common shares were 24,290,690, 24,518,326 and 24,491,270 for 2000, 1999 and
         1998 respectively. Due to the small number of potentially dilutive shares, there was a de minimus effect on (loss) earnings per share. Therefore, basic and diluted (loss) earnings per share are the same. (Note 14)

         NEW ACCOUNTING PRONOUNCEMENT - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133," as amended in June 2000 by SFAS No. 138) which is effective for fiscal years beginning after June 15, 2000. This statement standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. The Company adopted this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on the Company's financial position and results of operations was not material.

         RECLASSIFICATIONS - Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation.

3.       SALE OF TECUMSEH HEADQUARTERS/GAIN (LOSS) ON DISPOSAL OF ASSETS

         In June 2000, the Company sold its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consisted of approximately 150 acres and the buildings and improvements thereon for approximately $6 million. A gain of approximately $1.9 million was recognized and is included in net gain (loss) on disposal of assets.

         Also included in net gain (loss) on disposal of assets for the year ended December 31, 2000, is a gain of approximately $733,000 related to the sale of vacant property in Davison, Michigan, a loss of $125,000 related to the complete destruction of the Company's aircraft net of insurance proceeds, and losses of $736,000 and $102,000 on the sale of retail store operations and other unused production assets, respectively.

         A net loss on the disposal of assets of $143,000 was incurred for the year ended December 31, 1999, and is related primarily to a loss of $424,000 on the sale of retail store operations offset by a gain of $281,000 on the sale of unused production equipment.

4.       ACQUISITION OF BUSINESSES

         In May 1999, CTA purchased the assets of Trader's LLC ("Traders"), a nationally known catalog retailer of truck accessories, for $461,000 in cash and assumption of $114,000 in liabilities. Trader's had a 42,000 square foot retail store facility in Whittier, California. Trader's store operation was sold in 2000 (Notes 3 and 7).


         Also, during the second quarter of 1998, the Company acquired Rugged Liner, Inc. and three affiliated companies (the "Rugged Liner Companies"). The acquisition has been accounted for under the purchase method, and accordingly the results of operations are included in the consolidated operating results since the date of acquisition. The allocation of the purchase price to the net assets acquired resulted in the Company acquiring inventory of $899,000, accounts receivable of $1,052,000, property of $2,389,000, other assets of $109,000, debt of
         $13,000, accounts payable of $575,000 and other liabilities of $150,000. The total cash, stock (454,027 shares), and other consideration paid for assets, exclusive of the liabilities assumed, was $7,908,000. Goodwill of approximately $4,197,000 was recorded as a result of this acquisition and is being amortized over seven years. Refer to Note 2 "Accounting for Certain Long-lived Assets" for a description of goodwill impairment in 1999. In accordance with the Merger Agreement, the Company's common stock issued to the shareholders of the Rugged Liner Companies is subject to redemption by the Company for 25% of such shares annually beginning in 1999 and ending in 2002 for $8.20 per share. In 1999, 113,506 shares were redeemed at a price of $8.20 per share. As of June 22, 2000, but effective May 1, 2000, the Company sold certain CRL assets to International Liner, a company controlled by the former shareholders of the Rugged Liner Companies in exchange for the surrender of the remaining 340,521 shares of the Company's Common Stock (Note 12).

5.       RELATED PARTY TRANSACTIONS

         NOTES RECEIVABLE - During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,976, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a mortgage and personal guarantee.

         On November 13, 1998, a demand note for $1,401,000 from Williamson Buick, Inc., a company affiliated through common ownership, was established, bearing interest at 8%. On April 14, 2000 the note was paid in full.

         ACCOUNT RECEIVABLE - During 2000 and 1999 the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at December 31, 2000 and 1999 was approximately $838,000 and $420,000, respectively, which is to be reimbursed to the Company by the affiliated entities. Subsequent to year end, $90,000 of the amount owned at December 31, 2000 was repaid. The entire amount outstanding at December 31, 1999 was repaid in 2000.

         The primary parties related to the Company are as follows:


         - The majority shareholders, with whom various transactions are made.

         - 620 Platt Road LLC ("Platt"), a company affiliated through common ownership, to which rental payments are made for the Owosso facility and the former Milan facility.

         - South Saginaw LLC ("Saginaw"), a company affiliated through common ownership to which a loan was made in 1999.

         - Williamson Buick-GMC, Inc.; Williamson Chevrolet, Cadillac, Inc.; and Williamson Lincoln, Mercury, Dodge, Inc., companies affiliated through common ownership, from which automobiles, parts and service are purchased and sold, and to which a loan was made.

         -        The former shareholders of the Rugged Liner Companies.
                  Pursuant to the Merger Agreement, the Rugged Liner shareholders exercised 25% of their put option (Notes 4 and 12) in both 1999 and 2000. In June 2000, the Company sold certain assets of CRL to International Liner, a corporation controlled by Mark German, the Company's former President.


         A summary of transactions with these related parties as of and for the years ended December 31 is as follows:


                                                                           2000           1999              1998
    Majority shareholders:

       Note receivable from shareholders                               $          --     $       --       $  200,000
       Collection on notes receivable from shareholders                           --        200,000          200,000
       Interest income on notes receivable from shareholders                      --         14,071           50,696
       Commission payment to majority shareholder in
            lieu of receiving payment on remaining balance of
            note receivable and interest in conjunction with the
            sale of The Colonel's                                                 --             --          946,315
       Accounts receivable                                                   837,767        419,784               --
       Collection of accounts receivable                                     419,784

    Platt:
       Rental payments                                                       580,000        240,000        1,070,000

    Saginaw:
       Note receivable                                                            --      5,200,000               --
       Collection on note receivable                                          96,597         81,616               --
       Interest income on note receivable                                    338,363        309,848               --

    Williamson Buick:
       Purchases of automobiles, parts and services                           23,269         62,030          191,455
       Interest income on note receivable                                     32,154        112,080               --
       Sales of inventory                                                     38,702        135,996           27,000
       Note receivable                                                            --             --        1,401,000
       Collection on note receivable                                       1,401,000             --               --

    Williamson Chevrolet Cadillac, Inc:
       Sales of inventory                                                      8,034          4,587               --

    Williamson Lincoln Mercury Dodge, Inc:
       Purchases of automobiles, parts and services                               --         35,354               --
       Sales of inventory                                                         --         23,419               --

    The Rugged Liner shareholders:
       Payment of put options exercised (Notes 4 and 12)                          --        931,089               --
       Sale of Rugged Liner assets to International Liner
            Company (Notes 4 and 12)                                         361,700             --               --


6.       INVENTORIES

         Inventories at December 31 are summarized as follows:


                                                                                 2000                   1999

         Finished products                                                 $      1,109,251      $       5,283,860
         Raw materials                                                              687,084                760,519
                                                                           ----------------      -----------------

         Total inventories                                                 $      1,796,335      $       6,044,379
                                                                           ================      =================


7.       NET ASSETS HELD FOR SALE

         During the fourth quarter of 1999, the Company decided to sell its retail store operations and discontinue manufacturing fiberglass shells, caps and tonneau covers. During 1999, the Company sold certain store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions. The Company completed the sale of its retail store operations in 2000.

         An impairment loss of $836,000 was recorded to adjust the carrying value of retail store assets held for sale to estimated net realizable value at December 31, 1999. In 2000, the Company sold assets related to retail store operations with a carrying value of $500,525. Proceeds from the sale of store operations for the year ended December 31, 2000 totaled approximately $1,233,000, primarily for the sale of inventory because most stores were operated on leased property. A loss of $736,000, net of reserve for impairment, was incurred on the disposition of stores in 2000, and is included in net gain (loss) on disposal of assets.

         Revenues for the locations sold in 2000 were approximately $11,541,000 in 1999, and $5,346,000 in 2000.

         During 2000, the Company built a six-unit townhouse at its CBIR facility in Brainerd, Minnesota. These units are fully furnished and are included in net assets held for sale with a carrying value of approximately $524,000.

         During 2000, the Company disposed of certain production presses with a combined carrying value of $428,500, recognizing a loss of $225,000, which is included in net gain (loss) on disposal of assets.

8.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 is summarized as follows:



                                                           2000                  1999
Land and improvements                                   $  2,611,658      $  4,979,387
Track                                                      1,903,123         1,821,553
Buildings                                                  1,842,043         4,214,921
Leasehold improvements                                        86,325            85,512
Bleachers and fencing                                      1,661,631         1,501,294
Equipment (including equipment under capital lease)        6,737,659         8,278,818
Transportation equipment                                   1,221,086         3,678,535
Furniture and fixtures                                       698,132           593,387
Tooling                                                    3,169,235         3,533,033
Construction in progress                                   1,394,965           145,062
                                                        ------------      ------------
     Total                                                21,325,857        28,831,502
Less accumulated depreciation and amortization            (9,238,919)       (9,850,522)
                                                        ------------      ------------

Net property, plant and equipment                       $ 12,086,938      $ 18,980,980
                                                        ============      ============



         As described in Note 2 "Accounting for Certain Long-lived Assets" the Company recorded an impairment loss of approximately $2.3 million in 1999 related to certain furniture and fixtures, tooling, molds and machinery and equipment. This impairment loss is included in accumulated deprecation and amortization at December 31, 1999.

         Construction in progress of $1,394,965 consists of a twelve-unit condominium townhouse with room for retail space at CBIR.

         The gross amount of equipment recorded under capital leases was $6,434,050 at December 31, 2000 and 1999. The related accumulated depreciation was $3,754,288 and $2,954,058 at December 31, 2000 and 1999, respectively.

         The Company purchased land and a building in Tecumseh, Michigan for $4,150,000 and land in Brainerd, Minnesota for $53,394 in 1999. See
         Note 3 regarding the sale of the Tecumseh facility in 2000.

9.       LONG-TERM DEBT

         Long-term obligations at December 31 consist of the following:


                                                                                        2000            1999

         Term loan, annual installments of $100,675 plus interest at
              9% through August 2003;  secured by related assets                    $   302,025      $   402,700
         Mortgage payable to a bank, interest at the prime
               plus 2% (effective rate of 11.5% and 10.5% at December 31, 2000 and 1999, respectively) annual principal payments of $50,000 plus interest due quarterly, through September 2004; secured by
              underlying property                                                       200,000          250,000
         Capital lease obligations through December 2002;
              monthly installments include interest at rates between
              7.5% and 8.75%, collateralized by the related machinery
              and equipment (Note 13)                                                 2,561,963        3,593,712
         Other                                                                            9,611           31,717
                                                                                    -----------      -----------
                   Total                                                              3,073,599        4,278,129
         Less current portion                                                        (1,194,814)      (1,204,528)
                                                                                    -----------      -----------

         Long-term                                                                  $ 1,878,785      $ 3,073,601
                                                                                    ===========      ===========


         The scheduled future repayments of long-term obligations at December 31, 2000 are as follows:


         2001                                                                                    $    1,194,814
         2002                                                                                         1,270,784
         2003                                                                                           558,001
         2004                                                                                            50,000
                                                                                                 --------------

         Total                                                                                   $    3,073,599
                                                                                                 ==============



10.      ACCRUED EXPENSES

         Accrued expenses at December 31 consist of the following:


                                                                                       2000               1999
         Accrued settlements                                                        $   454,500      $   150,000
         Accrued interest (Note 11)                                                      72,959          854,252
         Accrued liability, common stock redeemed (Note 12)                                  --          392,621
         Other                                                                          689,754          695,483
                                                                                    -----------      -----------
         Total                                                                      $ 1,217,213      $ 2,092,356
                                                                                    ===========      ===========

11.      INCOME TAXES

         For the years ended December 31, the Company's (benefit) provision for income taxes consists of the following:


                                                                   2000                 1999              1998
         Current:
              Federal                                        $      (398,000)      $   (2,791,000)    $    (891,000)
              State                                                       --             (171,000)          (83,000)
                                                             ---------------       --------------     -------------
         Total Current                                              (398,000)          (2,962,000)         (974,000)


         Deferred
              Federal                                                     --              (68,000)         (603,000)
              State                                                       --              (81,000)          (64,000)
                                                             ---------------       --------------     -------------
         Total deferred                                                   --             (149,000)         (667,000)


         Income tax benefit                                  $      (398,000)      $   (3,111,000)    $  (1,641,000)
                                                             ===============       ==============     =============

         Tax provision for discontinued operations                                                    $     932,000
                                                                                                      =============

         Tax provision for gain on sale of
              discontinued operations                                                                 $   5,382,000
                                                                                                      =============

         The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:


                                                                                        2000              1999
         Current deferred tax assets:
              Allowance for doubtful accounts                                      $      113,000     $     271,000
              Inventory obsolescence                                                       19,000           153,000
              Accrued legal                                                                21,000           158,000
              Other                                                                        68,000           191,000
                                                                                   --------------     -------------
                   Total                                                                  221,000           773,000
              Valuation allowance                                                        (221,000)         (773,000)
                                                                                   --------------     -------------

         Total                                                                     $           --     $          --
                                                                                   ==============     =============

         Noncurrent deferred tax assets (liabilities):
              Net operating loss carryforwards                                     $      352,000     $     324,000
              Depreciation                                                               (263,000)         (189,000)
              Goodwill                                                                    331,000           657,000
              Other                                                                        29,000          (440,000)
                                                                                   --------------     -------------
                   Total                                                                  449,000           352,000
              Valuation allowance                                                        (449,000)         (352,000)
                                                                                   --------------     -------------

         Total                                                                     $           --     $          --
                                                                                   ==============     =============


         The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:



                                                                      2000              1999              1998

         Federal income tax at statutory rate                         $ (796,000)    $ (2,867,000)  $(1,407,000)
         State taxes                                                          --         (246,000)     (114,000)

         Nondeductible penalties                                         181,000               --            --

         Valuation allowance                                            (455,000)         810,000      (125,000)

         Adjustment to prior years provision                             654,000         (338,000)           --

         Other                                                            18,000         (470,000)        5,000
                                                                      ----------     ------------   -----------

         Income tax benefit                                           $ (398,000)    $ (3,111,000)  $(1,641,000)
                                                                      ==========     ============   ===========

         Effective tax rate                                                  18%               38%           40%
                                                                      ==========     ============   ===========


         At December 31, 2000, the Company has net operating loss carryforwards for tax purposes of $926,800 expiring in 2004 to 2008. During 2000, the Company incurred a net operating loss of $2,273,000 that is eligible for carryback to 1998.

         In November 1999 the Company received a notice from the IRS regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of approximately$474,000 and interest of approximately $664,000 on a tax liability of approximately $7,776,000. As a result of filing its Federal income tax returns for 1998 and 1999 in June 2000 and August 2000, respectively, the Company recorded additional interest and penalty charges for the year ended December 31, 2000 of approximately $339,000.

         The Company made regular payments toward its outstanding tax liability and paid its liability for taxes, penalties and interest in full by October 10, 2000.


12.      COMMON STOCK REDEEMED / SALE OF CRL ASSETS TO INTERNATIONAL LINER

         On January 3, 2000, the former shareholders of the Rugged Liner Companies exercised 25% of their put options to require the Company to redeem shares of the Company's Common Stock that such shareholders received in the merger (Note 4). This exercise was with respect to a total of 113,506 shares, for a total redemption price of $931,089. Additionally, the Merger Agreement provided that if the "Average Anniversary Trading Price" of the Company's Common Stock received by the shareholders of the Rugged Liner Companies did not equal or exceed the average trading price of $8.20 per share, the Company would be required to pay the Rugged Liner shareholders the difference between these two amounts multiplied by the number of shares remaining. The Company recorded a liability and charged equity for $392,621 related to the April 24, 1999 anniversary date. This amount offsets the amount owed on the put options exercised on January 3, 2000.

         On June 22, 2000, but effective as of May 1, 2000, the Company sold certain inventory, property, plant and equipment, and accounts receivable to International Liner. In exchange for these assets, International Liner paid the Company $361,700 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered the remaining 340,521 shares of the Company's Common Stock and released all claims to further amounts due them under the terms of the Merger Agreement. Furthermore, the Company retained rights to the name "Rugged Liner" but granted International Liner a license to use that name in foreign markets. The Company wrote-off goodwill of approximately $586,000 associated with assets sold. In accordance with accounting principles generally accepted in the United States of America, no gain or loss was recorded as a result of this transaction.

         As a result of the transaction with International Liner described above, the Company now considers the matters described in the previous paragraph resolved.

13.      COMMITMENTS AND CONTINGENCIES

         The Company leases its principal operating facility from a related party (Note 5) and equipment under capital leases (Notes 8 and 9). The Company also leased store space under noncancelable operating lease agreements. The operating leases require the Company to pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 2000 are summarized as follows:



                                                                                    CAPITAL             OPERATING
                                                                                    LEASES               LEASES
         Years ending December 31:
              2001                                                               $   1,202,610        $     554,500
              2002                                                                   1,202,610              604,500
              2003                                                                     420,241              604,500
              2004                                                                          --              604,500
              Thereafter                                                                    --            2,889,000
                                                                                 -------------       --------------

                   Total                                                         $   2,825,461        $   5,257,000
                                                                                       263,498        =============
         Less amount representing interest                                       -------------
                                                                                     2,561,963
                   Present value of minimum lease payments                           1,034,536
         Less current maturities                                                 -------------

                                                                                 $   1,527,427
         Long-term portion of capital lease obligations                          =============

         Rent expense, including month to month rentals, was approximately $1,004,000, $1,467,000 and $2,592,000 for the years ended December 31,
         2000, 1999 and 1998, respectively. Included in rent expense are amounts paid to the related parties of the Company for rental of its principal operating facilities (Note 5).

         The Company entered into a ten-year consulting agreement beginning January 1, 1994, with the former president of the Company. The agreement guarantees him $52,000 per year. The Company recorded a liability and related deferred costs for the remaining compensation due under the terms of the agreement based upon the net present value of such payments. The deferred cost amount is being recognized in operations over the term of the agreement.

         The Company established an irrevocable letter of credit in 2000 for approximately $184,000. The letter of credit expires in November 2001 and secures utility services.

         The Company signed purchase commitments of $1,606,000 to construct a twelve-unit townhouse at CBIR. The Company made progress payments of $1,218,000 in 2000 for work completed.

         In October 2000, the Company made a non-refundable deposit of $25,000 and entered into an agreement to purchase land in Mount Morris Township, Michigan in connection with a plan to develop a sports and entertainment complex. The agreement requires closure by October 2001. See also Note 17.

         On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations to AutoLign. The sale consisted of substantially all of The Colonel's inventory, machinery and equipment, accounts receivable and prepaid items. AutoLign also assumed certain liabilities such as accounts payable and purchase commitments. Certain real estate and transportation equipment that was not part of the sale remained with The Colonel's. On June 13, 2000, the Company received notice of an indemnity claim by AutoLign for approximately $866,000, net of deductibles and offsetting amounts owed to The Colonel's. Company management is investigating the claim and contesting its merit.

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

         As a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. Settlement discussions involving a claim made by the estate of one of the pilots is currently in process. There can be no assurance that the Company will be able to successfully settle this claim. A second claim, filed March 12, 2001, is currently in litigation. The claimant in the second claim is seeking $10 million in damages against the Company and the estates of the two pilots of the aircraft. In addition to the above claims, there exists the potential of at least two or more additional claims against the Company. In the opinion of Company management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance coverage will be adequate to satisfy all the claims concerning the crash.

         The Company and its subsidiaries are involved in various legal proceedings, which have arisen in the normal course of its operations. The Company has accrued its best estimate of the cost of litigation based on known facts. It is possible that this estimate may change in the near term as the lawsuits progress. Although the final resolution of any such matters could have a material effect on the Company's operating results for the particular reporting period in which an adjustment of the estimated liability is recorded, the Company believes that any resulting liability should not materially affect its financial position.

14.      STOCK OPTIONS

         The Company's 1995 Long-Term Incentive Plan allows the issuance of up to 1,000,000 shares of Common Stock options to key employees, executive officers and outside directors, and also permits the grant or award of restricted stock, stock appreciation rights or stock awards. The term of an option cannot exceed 10 years from the grant date. The vesting period for the options is 6 months from the date of grant.

         The Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation cost for the Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net
         (loss) income would have been $(2,067,905), $(5,101,864) and
         $10,984,800 for 2000, 1999 and 1998, respectively. Basic and diluted
         (loss) earnings per share would have been $(0.08), $(0.21) and $0.45 for 2000, 1999 and 1998, respectively.

         The fair value of the options granted included in the above calculation is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,



                                                                      2000              1999               1998
         Risk free interest rate                                         5.88%             5.47%               5.34%
         Expected life                                                10 years          10 years            10 years
         Expected volatility                                               83%               87%                 85%
         Dividend yield                                                     0%                0%                  0%
         Weighted average grant date fair value                      $    6.20         $    4.82           $    6.53


         Information with respect to options granted and cancelled for the years ended December 31, is as follows:


                                                                                                           AVERAGE
                                                                                                            PRICE
                                                                                        SHARES            PER SHARE

         Options Outstanding at December 31, 1997                                          66,775         $     6.48
              Options granted                                                               6,500         $     7.55
              Options cancelled                                                           (10,900)        $     6.50
                                                                                     ------------

         Options Outstanding at December 31, 1998                                          62,375         $     6.59
              Options granted                                                               7,875         $     5.52
              Options cancelled                                                           (21,105)        $     6.46
                                                                                     ------------

         Options Outstanding at December 31, 1999                                          49,145         $     6.44
              Options granted                                                              52,940         $     6.03
              Options cancelled                                                            (7,100)        $     6.53
                                                                                     ------------

         Options Outstanding at December 31, 2000                                          94,985         $     6.20
                                                                                     ============



         Summary information about the Company's stock options outstanding at December 31, 2000 is as follows:


          RANGE OF                                OPTIONS
          EXERCISE PRICE                      OUTSTANDING AND             WEIGHTED
                                              EXERCISABLE AT         AVERAGE REMAINING              WEIGHTED AVERAGE
                                                 12/31/00            CONTRACTUAL LIFE                EXERCISE PRICE

         $3-$5                                        4,815                   9.47                   $         4.27
         $5-$7                                       83,445                   8.29                   $         6.18
         $7-$9                                        6,725                   7.85                   $         7.84
         -----                                 ------------           ------------                   --------------
         $5-$9                                       94,985                   8.32                   $         6.44
         =====                                 ============           ============                   ==============




         At December 31, 2000, 1999, and 1998, options to purchase 45,125, 45,220 and 59,050 shares had vested, respectively.

15.      DISCONTINUED OPERATIONS

         On December 17, 1998, the Company sold substantially all of the assets of The Colonel's to AutoLign. for $38,000,000 plus assumption of liabilities of approximately $900,000. The sale resulted in a pre-tax gain of approximately $17,058,000.

16.      SEGMENTS OF BUSINESS

         The Company's reportable segments are strategic business units that offer different products and services. The business units have been divided into two reportable segments; the manufacture and sale of bedliners and other truck accessories ("Truck Accessories"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on stand-alone segment operating income. Intersegment sales and transfers, interest income and expense are not significant. Reportable segments for 1998 were restated to exclude the "bumper segment," which was sold during 1998 and classified as discontinued operations.

         Financial information segregated by reportable segments is as follows:




                                                                    2000               1999               1998

         SALES:
              Truck Accessories                                $  18,770,700       $ 32,571,832      $  26,568,227
              Raceway                                              3,349,532          3,645,676          3,363,642
                                                               -------------       ------------      -------------
                   Sub-Total                                      22,120,232         36,217,508         29,931,869
              Discontinued Operations                                     --                 --         26,734,953
                                                               -------------       ------------      -------------

         Total                                                 $  22,120,232       $ 36,217,508      $  56,666,822
                                                               =============       ============      =============

         (LOSS) INCOME FROM OPERATIONS:
              Truck Accessories                                $  (1,411,573)      $ (7,499,160)     $  (3,498,039)
              Raceway                                             (1,092,323)          (615,554)            37,621
                                                               -------------       ------------      -------------
                   Sub-Total                                      (2,503,896)        (8,114,714)        (3,460,418)
              Discontinued Operations                                     --                 --          3,657,431
                                                               -------------       ------------      -------------

         Total                                                 $  (2,503,896)      $ (8,114,714)     $     197,013
                                                               =============       ============      =============


         IDENTIFIABLE ASSETS:
              Truck Accessories                                $  20,539,831       $ 32,834,516      $  46,795,302
              Raceway                                              8,219,378          7,589,987          5,497,591
                                                               -------------       ------------       ------------
                   Sub-Total                                      28,759,209         40,424,503         52,292,893
              Discontinued Operations
                                                                          --                 --                 --
                                                               -------------       ------------       ------------

         Total                                                 $  28,759,209       $ 40,424,503      $  52,292,893
                                                               =============       ============       ============



         CAPITAL EXPENDITURES:
              Truck Accessories                                $      454,482     $   8,844,071     $    5,192,829
              Raceway                                               2,365,661         1,610,728            425,798
                                                               --------------     -------------     --------------
                   Sub-Total                                        2,820,143        10,454,799          5,618,627
              Discontinued Operations                                      --                --          1,606,490
                                                               --------------     -------------     --------------

         Total                                                 $    2,820,143     $  10,454,799     $    7,225,117
                                                               ==============     =============     ==============

         DEPRECIATION AND AMORTIZATION:
           Truck Accessories                                   $    1,905,325     $   2,795,436     $    1,904,826
           Raceway                                                    718,302           579,730            539,307
                                                               --------------     -------------     --------------
             Sub-Total                                              2,623,627         3,375,166          2,444,133
           Discontinued Operations                                         --                --          2,755,539
                                                               --------------     -------------     --------------

         Total                                                 $    2,623,627     $   3,375,166     $    5,199,672
                                                               ==============     =============     ==============

         As disclosed in Notes 2 and 7, certain long-lived assets, including goodwill related to the Truck Accessories segment, were determined to be impaired and written down by $3,481,000 to net realizable value in 1999.

         All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:


                                                           2000                    1999                    1998
         United States                             $      21,204,437       $      34,916,155       $     54,425,273
         Foreign                                             915,795               1,301,353              2,241,549
                                                   -----------------       -----------------       ----------------
         Consolidated                              $      22,120,232       $      36,217,508       $     56,666,822
                                                   =================       =================       ================


17.      SUBSEQUENT EVENTS

         Effective March 8, 2001 the Company began doing business under the assumed name of Sports Resorts International, Inc. The Company is changing its name to reflect the increasing prominence of the sports and leisure segment of its business. The Company received written consent of the name change from its majority shareholders. The name change will become effective on or about April 16, 2001. On March 12, 2001 the Company changed its ticker symbol on the Nasdaq Small-Cap Market from "COLO" to "SPRI".

         In October 2000, the Company made a non-refundable deposit of $25,000 and entered into an agreement to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The agreement requires closure by October 2001. In January and February 2001 the Company paid a total of $80,000 and entered into various option agreements with four to six month terms to purchase adjacent real estate. The various options can be extended for additional periods of four to six months for an additional $80,000. The option payments are non-refundable.

18.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a condensed summary of the Company's unaudited quarterly results of operations for fiscal 2000.



                                                              2000 Fiscal Quarters
                                 First           Second            Third              Fourth           2000
   Sales                   $  6,554,884     $ 5,602,246       $  6,772,664      $  3,190,438     $  22,120,232
   Cost of Sales           $  5,575,469     $ 5,250,393       $  5,124,124      $  3,209,653     $  19,159,639
   Net (loss) income       $   (666,561)    $  (980,109)      $  1,124,866      $ (1,353,242)    $  (1,875,046)
   Basic and diluted
   (loss) earnings per
   share                   $      (0.03)    $     (0.04)      $       0.05      $      (0.06)    $       (0.08)


         Third quarter net income included a net gain on the disposal of assets of $1,592,950.

         During the fourth quarter of 1999 the Company recorded the following year-end adjustments which increased the loss from continuing operations before income tax benefit for the following items:


                                                                                                      1999
         Write-down of carrying value of net assets held for
              sale (Note 7)                                                                      $    836,000
         Write-down of long-lived assets associated with Rugged Liner
              operations, including $840,000 of goodwill (Note 2)                                $  2,423,000
         Write-down of impaired tooling and molds at
              Owosso facility (Note 2)                                                           $    222,000





         In December 1999, management announced its decision to consolidate certain Rugged Liner operations into the Owosso facility and to discontinue certain product lines. As a result, management identified certain assets which were determined to be impaired based on cash flow projections associated with Rugged Liner operations.

         In the fourth quarter of 1999, management also decided to sell certain retail store operations. As such, assets held for sale were written down to estimated net realizable value at December 31, 1999.


                                     ******

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
The Colonel's International, Inc.
Owosso, Michigan


We have audited the consolidated financial statements of The Colonel's International, Inc. (the "Company") as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated March 30, 2001(included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
Ann Arbor, Michigan

March 30, 2001

THE COLONEL'S INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                           ADDITIONS       DEDUCTIONS      RECOVERIES
                                                          CHARGED TO       CHARGED TO      WRITE-OFFS
                                            BALANCE        COSTS AND        TO OTHER           AND            BALANCE
                                           JANUARY 1       EXPENSES         ACCOUNTS        DISPOSALS       DECEMBER 31
DOUBTFUL ACCOUNTS RESERVES

For the year ended December 31:
2000                                           713,000          150,000              --         (566,000)         297,000
1999                                         1,048,000          386,000              --         (721,000)         713,000
1998                                           493,000          845,000          73,000         (363,000)       1,048,000

INVENTORY RESERVES

For the year ended December 31:
2000                                           402,000               --              --         (352,000)          50,000
1999                                           414,000               --              --          (12,000)         402,000
1998                                           268,000          158,349         134,309         (146,658)         414,000


TAX VALUATION ALLOWANCE

For the year ended December 31:
2000                                         1,125,000               --              --         (455,000)         670,000
1999                                           315,000          810,000              --               --        1,125,000
1998                                           440,000               --              --         (125,000)         315,000


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

10.3 Employment Agreement between The Colonel's, Inc. and John Carpenter dated June 28, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.*

10.4              Sanction Agreement between the Company and National Hot Rod
                  Association

23                Consent of Deloitte & Touche LLP.


* Management contract or compensatory plan or arrangement.