Form 10-Q
period 2001-03-31
SPORTS RESORTS INTERNATIONAL INC
filed 2001-05-15
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        -------------------  -------------------

                        Commission File Number: 2-98277C

                       SPORTS RESORTS INTERNATIONAL, INC.
                  (Formerly The Colonel's International, Inc.)
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


                                 (989) 725-8354
              (Registrant's telephone number, including area code)


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


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 1, 2001: 24,177,805


================================================================================

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS

The financial statements required under Item 1 of Part I are set forth in Appendix A to this Report on Form 10-Q and are herein incorporated by reference.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, "should," "believe," "may," "will," "expect," "anticipate," "estimate," "continue," "predict," "propose," or similar expressions.

It is important to note that our actual results could differ materially from those anticipated from the forward-looking statement depending on various "risk factors." The risk factors include economic conditions, competition, failure to effectively manage mergers, acquisitions, dispositions and diversification into other lines of business, increased cost of raw materials, the need for additional financing and/or capital and other factors discussed under the caption "Risk Factors."

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

BACKGROUND

We are a Michigan corporation and a holding company with two active wholly owned subsidiaries. We have no independent operations of our own, however, we provide various administrative functions for our operating subsidiaries. The Colonel's Truck Accessories, Inc. ("CTA"), and The Colonel's Brainerd International Raceway, Inc. (formerly named Brainerd International Raceway, Inc.) ("CBIR") are our two operating subsidiaries. Our subsidiaries operate in two segments, truck accessories and sports and entertainment.

THE COLONEL'S TRUCK ACCESSORIES, INC. CTA manufactures and sells pickup truck bedliners and tailgate covers through a distributor network. Truck bedliners are plastic inserts that are placed in the rear beds of pickup trucks to protect the paint and structural integrity of the bed. CTA manufactures approximately 90 different bedliners.

THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC. CBIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of CBIR's revenues are obtained from motor sports racing events at the racetrack. CBIR schedules racing and other events held at the racetrack during weekends in May through September of each year.

NAME CHANGE/DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. Effective March 8, 2001 we began doing business under the assumed name of Sports Resorts International, Inc. On March 12, 2001, we changed our ticker symbol on the Nasdaq Small-Cap Market from "COLO" to "SPRI". We received written consent from a majority of our shareholders and legally changed our name on April 16, 2001. We changed our name to reflect the increasing prominence of the sports and leisure segment of our business.

We are proposing the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesse County, Michigan. This project is in the development stage. The Complex would include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, and would have 130 acres of parking.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets decreased from $8,472,000 at December 31, 2000 to $7,961,000 at March 31, 2001. This decrease primarily related to a $330,000 decrease in inventory and a $704,000 decrease in cash offset by a $619,000 increase in trade accounts receivable. Our consolidated current liabilities increased from $3,938,000 at December 31, 2000 to $4,001,000 at March 31, 2001.
This increase primarily relates to a $114,000 decrease in accounts payable, offset by an increase in accrued expenses of $160,000.

Cash decreased by $704,000 from the year end 2000 to March 31, 2001 primarily due to capital expenditures of $451,000 and debt repayments of $254,000.

Accounts receivable-trade increased by approximately $619,000 from $784,000 as of December 31, 2000 to $1,403,000 at March 31, 2001, due to normal increased sales activity associated with the first quarter, as compared to the fourth quarter.

During 2000 and the first quarter of 2001, we paid certain expenses on behalf of affiliated entities. The amount to be reimbursed at March 31, 2001 was $851,000.

A Federal income tax receivable of $1,029,000 was recorded in 2000 and relates to net operating losses eligible for carryback to 1998.

Note receivable - related party at March 31, 2001 is comprised of a note, which is secured by a mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The January and February 2001 installments were paid after the end of the first quarter. The March installment has not been paid.

Inventories decreased by approximately $330,000 between December 31, 2000 and March 31, 2001, from $1,796,000 to $1,466,000, primarily as a result of normal increased sales activity associated with first quarter operations, as compared to sales in the fourth quarter.

Net assets held for sale of $524,000 at March 31, 2001 and December 31, 2000 are comprised of a six-unit condominium townhouse at CBIR's facility in Brainerd Minnesota.

Other assets-current decreased $123,000, from $788,000 at December 31, 2000 to $665,000 at March 31, 2001, primarily due to amounts received relative to the sale of miscellaneous non-productive assets. These amounts were outstanding at December 31, 2000.

Net property, plant and equipment decreased by approximately $47,000 from $12,087,000 at December 31, 2000 to $12,040,000 at March 31, 2001 due to fixed asset additions of $447,000 offset by depreciation for the period of $494,000. Leasehold improvements, furniture and fixtures, molds, tooling and the construction of a twelve-unit condominium townhouse at CBIR comprised additions during the period.

Goodwill decreased by approximately $97,000 from $1,518,000 at December 31, 2000 to $1,421,000 at March 31, 2001 as a result of normal amortization expense over a seven-year period.

Other assets-long term increased $94,000 from $1,807,000 at December 31, 2000 to $1,901,000 at March 31, 2001 primarily as a result of payments made for option agreements on the purchase of land to develop the Complex.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $114,000 from $1,526,000 at December 31, 2000 to $1,412,000 at March 31, 2001 due to available cash to pay amounts owed to vendors.

Accrued expenses increased by $160,000 from $1,217,000 at December 31, 2000 to $1,377,000 at March 31, 2001, primarily due to advance ticket sales of $258,000 at CBIR, offset by a decrease in other accrued expenses of $98,000.

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

In 1995, we leased $2,689,000 of equipment under a six-year equipment lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner as noted above.

We believe that we will be able to satisfy our ongoing cash requirements for the next 12 months and thereafter with cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements or additional public capital that will be necessary to fund the development of the proposed sports and entertainment Complex.

RESULTS OF OPERATIONS

Our revenues were $3,630,000 in the three months ended March 31, 2001, compared to $6,555,000 in the same period of 2000. The $2,925,000 decrease in 2001 was primarily due to the sale of our retail store operations in 1999 and 2000. Revenue from retail store operations was $2,659,000 in the first quarter of 2000. CBIR traditionally has little revenue during the first quarter as the racing season doesn't begin until May each year.

Cost of sales were $2,939,000 and $5,676,000 for the quarters ended March 31, 2001 and 2000 respectively or 81% and 87% as a percentage of revenue. The decrease in cost of sales is primarily attributable to the sale of retail store operations and the consolidation of the bedliner manufacturing operations of our former subsidiary, The Colonel's Rugged Liner, Inc. ("CRL") with CTA's Owosso, Michigan facility during 2000.

Selling, general and administrative expenses were $1,138,000 and $1,953,000 for the quarters ended March 31, 2001 and 2000, respectively, or as a percentage of revenues, 31% and 30%, respectively. The overall decrease in expense is primarily due to the sale of retail store operations. Additionally, we consolidated most of our administrative functions into our Owosso, Michigan facility in 2000.

Net gain on disposal of assets was $12,000 and $50,000 for the quarters ended March 31, 2001 and 2000 respectively and is primarily related to unused transportation and production equipment.

Interest expense in the first quarter of 2001 decreased by $28,000 from the first quarter of 2000 due to the reduction of outstanding debt.

Interest income in the first quarter of 2001 increased by $62,000 from the first quarter of 2000 primarily due to excess cash available for investment purposes and interest earned on note receivable related party.

We ceased leasing portions of our Tecumseh, Michigan facility and sold it during the third quarter of 2000. Net rental income was $24,000 and $120,000 for the quarters ended March 31, 2001 and 2000 respectively.


RISK FACTORS

INTEREST RATE CHANGES

Other than the term loans described above, and the other items described in Note 6 to the consolidated financial statements included in Appendix A, we currently have no borrowings outstanding. If we borrow money in the future, we may be exposed to changes in interest rates. Our credit facilities are usually based on the prime rate. If this rate changes there could be an adverse effect on the Company's cash flow and profits.

OUR FAILURE TO PROPERLY MANAGE MERGERS, ACQUISITIONS, DISPOSITIONS AND DIVERSIFICATION INTO OTHER LINES OF BUSINESS COULD ADVERSELY AFFECT OUR BUSINESS

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

ECONOMIC CONDITIONS MAY AFFECT OUR OPERATIONS

Our success and profitability is directly dependent on the success and profitability of CTA and CBIR. The operations of CTA and CBIR are materially dependent upon and sensitive to the economy of their market areas. Adverse economic developments can impact new truck purchases, consumer spending for truck accessories and the level of consumer spending for entertainment activities among other things that could impact our economic welfare. No assurance can be made that future economic changes will not have a significant adverse effect on us.

WE OPERATE IN HIGHLY COMPETITIVE MARKETS

CTA and CBIR operate in highly competitive markets. CTA faces competition from a variety of enterprises that produce truck accessories including many with substantially greater financial resources and name recognition. We have faced and will continue to face additional competition from new entrants into CTA's markets. Each of these competitive factors may limit our ability to increase prices commensurate with increases in labor costs and material costs, which could result in reduced margins. We cannot be certain that we will be able to compete successfully with existing or new competitors.

In addition to the competitive risks faced by CTA, CBIR faces additional competition from other entertainment providers. Further, CBIR faces risks related to weather and seasonality that are not experienced by CTA. There can be no assurance that these competitive factors will not have a significant adverse effect on us.

INCREASED COST OF RAW MATERIALS COULD AFFECT OUR PROFITABILITY

CTA uses various raw materials and chemical resins to manufacture its products. We rely solely on our suppliers and do not use hedging or other derivative instruments to mitigate our exposure to such risks. In the event the cost of such raw materials and resins increase, our profitability could be adversely affected.

NEED FOR ADDITIONAL CAPITAL

Recently, we announced our intention to develop the Complex. We anticipate that we will be unable to generate sufficient internal funds to finance the development of the Complex. Therefore, we anticipate that we will need to raise additional capital. In the event credit markets or public capital markets are not available to us, we may be forced to limit, postpone or cancel capital expenditures and plans for the development of the Complex.

RELIANCE ON NHRA CONTRACT

Our contract with the NHRA for the national race at the CBIR race facility is critical to the track. The track obtains 60% of its sales and 70% of its profit from this race. The loss of the national race with the NHRA could adversely affect CBIR's operations.


RELIANCE ON MANAGEMENT

We operate using a very small management group. The sudden loss of one of the key managers could have an adverse affect on our operations.

EFFECTS OF INFLATION

We believe that the relatively moderate inflation rate over the last few years has not had a significant impact on our operations. We do not expect inflation to have any near-term material effect on the sales of our products, although there can be no assurance that such an effect will not occur in the future.

NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133", as amended in June 2000 by "SFAS No. 138"). SFAS No. 133 standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by recognition of these items as assets and liabilities in the statement of financial position and measurement at fair value. We adopted this statement effective January 1, 2001, as required. The impact of SFAS No. 133 on our financial position and results of operations was not material.

SEGMENT REPORTING

For a discussion of our business segments, see Note 12 to the consolidated financial statements included in Appendix A.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.

                                     PART II
                                OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

No material legal proceedings occurred during the first quarter of 2001.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 6, 2001, we submitted a consent resolution to our majority shareholders, the holders of approximately 98% of the outstanding voting stock. The purpose of the consent resolution was to amend our articles of incorporation to change our name from The Colonel's International, Inc. to Sports Resorts International, Inc. The majority shareholders adopted the resolution and notice of the consent resolution was mailed to shareholders on March 26, 2001.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibit
    -------

3.i.1     Articles of Incorporation of the Registrant.

3.i.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.

(b) Reports on Form 8-K. We filed the following reports on Form 8-K during the quarter ended March 31, 2001:

Form 8-K
Filing
Date                           Description
--------                       -----------

January 26, 2001            Press release dated January 26, 2001

February 28, 2001           Press release dated February 28, 2001

March 14, 2001              Press release dated March 9, 2001

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPORTS RESORTS INTERNATIONAL, INC.



Dated: May 15, 2001       By: /s/ Gregory T. Strzynski
           ---                -------------------------------------------------
                              Gregory T. Strzynski
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Accounting and Financial Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                           March 31,                December 31,
                                                                             2001                      2000
                                                                          (unaudited)                (audited)
                                                                          ------------               ---------
ASSETS

CURRENT ASSETS:
 Cash                                                                   $   1,862,253             $   2,566,036
 Accounts receivable:
     Trade (net of allowance for doubtful accounts of $297,000
     at March 31, 2001 and December 31, 2000)                               1,403,158                   784,501
     Related party (Note 2)                                                   850,750                   837,767
 Note receivable - related party (Note 2)                                     159,587                   146,486
 Federal income taxes receivable (Note 9)                                   1,028,564                 1,028,564
 Inventories (Note 3)                                                       1,466,570                 1,796,335
 Net assets held for sale (Note 4)                                            524,259                   524,259
 Other                                                                        665,370                   788,484
                                                                        -------------             -------------

     Total current assets                                                   7,960,511                 8,472,432

PROPERTY, PLANT, AND EQUIPMENT - Net                                       12,039,694                12,086,938
 (Notes 5 and 6)

OTHER ASSETS:
 Note receivable - related party (Note 2)                                   4,842,098                 4,875,301
 Goodwill (Net of accumulated amortization of $1,529,000
   and $1,432,000 at March 31, 2001, and
   December 31, 2000, respectively)                                         1,421,185                 1,517,937
 Other                                                                      1,900,780                 1,806,601
                                                                        -------------             -------------

     Total other assets                                                     8,164,063                 8,199,839

 TOTAL ASSETS                                                           $  28,164,268             $  28,759,209
                                                                        =============             =============

                       SPORTS RESORTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                        March 31,              December 31,
                                                                           2001                    2000
                                                                       (unaudited)               (audited)
                                                                      -------------           --------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Current portion of long-term debt (Note 6)                          $   1,212,401            $   1,194,814
 Accounts payable                                                        1,412,001                1,525,661
 Accrued expenses (Note 7)                                               1,376,745                1,217,213
                                                                     -------------            -------------

     Total current liabilities                                           4,001,147                3,937,688

LONG-TERM DEBT (Note 6)                                                  1,607,050                1,878,785

LONG-TERM PORTION OF DEFERRED
 COMPENSATION                                                               49,400                   62,400

SHAREHOLDERS' EQUITY
 Common stock: 35,000,000 shares authorized
   at $0.01 par value, 24,177,805 shares issued
   and outstanding at March 31, 2001
   and December 31, 2000                                                   241,778                  241,778
 Additional paid-in-capital                                              5,582,339                5,582,339
 Retained earnings                                                      16,682,554               17,056,219
                                                                     -------------            -------------

     Total shareholders' equity                                         22,506,671               22,880,336
                                                                     -------------            -------------

TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                              $  28,164,268            $  28,759,209
                                                                     =============            =============


                       SPORTS RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                              Three Months Ending
                                                                                   March 31
                                                                    -----------------------------------------
                                                                         2001                        2000
                                                                    -----------------------------------------


SALES                                                                $   3,629,896               $   6,554,884

COST OF SALES                                                            2,939,216                   5,675,697
                                                                     -------------               -------------

GROSS PROFIT                                                               690,680                     879,187

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                                                 1,137,929                   1,952,671

NET GAIN ON DISPOSAL OF ASSETS                                              12,227                      49,860
                                                                     --------------              -------------

LOSS FROM OPERATIONS                                                      (435,022)                 (1,023,624)

OTHER INCOME (EXPENSE):
  Interest expense                                                         (63,120)                    (91,194)
  Interest income                                                           97,768                      36,218
  Net rental income                                                         24,302                     119,798
  Other                                                                      2,407                      33,023
                                                                     -------------               -------------

    Other income, net                                                       61,357                      97,845
                                                                     -------------               -------------

LOSS BEFORE INCOME TAX BENEFIT                                            (373,665)                   (925,779)

INCOME TAX BENEFIT (Note 9)                                                      -                     259,218
                                                                     -------------               -------------

NET LOSS                                                             $    (373,665)              $    (666,561)
                                                                     =============               =============


BASIC AND DILUTED
 LOSS PER SHARE (Note 10)                                            $       (0.02)              $       (0.03)


                       SPORTS RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         Three Months Ending
                                                                                               March 31
                                                                                     -------------------------------
                                                                                           2001             2000
                                                                                     -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $   (373,665)      $  (666,561)
 Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                                          590,687           711,898
   Gain on disposal of property and equipment                                             (12,227)          (49,860)
   Changes in assets and liabilities that (used) provided cash:
    Accounts receivable                                                                  (631,640)          361,206
    Inventories                                                                           329,765           776,114
    Other                                                                                  15,935          (294,664)
    Accounts payable                                                                     (113,660)         (219,828)
    Accrued expenses                                                                      159,532           (31,345)
    Income taxes receivable/payable                                                             -        (1,759,219)
                                                                                     ------------       -----------

Net cash used in operating activities                                                     (35,273)       (1,172,259)
                                                                                     ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                                    (451,155)         (254,354)
 Proceeds from disposal of property and equipment                                          16,691           339,500
 Proceeds from sale of store operations                                                         -           450,331
 Payments received on notes receivable-related party                                       20,102            81,441
                                                                                     ------------       -----------

Net cash (used in) provided by investing activities                                      (414,362)          616,918
                                                                                     ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Principal payments on long-term debt                                                      (3,172)          (11,752)
 Principal payments on obligations under capital leases                                  (250,976)         (153,009)
                                                                                     ------------       -----------

 Net cash used in financing activities                                                   (254,148)         (164,761)
                                                                                     ------------       -----------

DECREASE IN CASH                                                                         (703,783)         (720,102)
                                                                                     ------------       -----------

CASH, BEGINNING OF PERIOD                                                               2,566,036         1,069,338
                                                                                     ------------       -----------

CASH, END OF PERIOD                                                                  $  1,862,253       $   349,236
                                                                                     ============       ===========

                                                                                                            Continued


                       SPORTS RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                      Three Months Ending
                                                                                           March 31
                                                                               --------------------------------
                                                                                    2001               2000
                                                                               --------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the period for interest                                        $    55,479      $     65,522
                                                                                 ===========      ============

 Cash paid during the period for taxes                                           $         -      $  1,500,000
                                                                                 ===========      ============


SUPPLEMENTAL SCHEDULE OF NONCASH
 FINANCING ACTIVITIES:

 Increase in accrued expenses for future share redemption
                                                                                 $         -      $    538,468
                                                                                 ===========      ============

                                                                                                         (concluded)


                       SPORTS RESORTS INTERNATIONAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


   Note 1    BASIS OF PRESENTATION

             Effective March 8, 2001 The Colonel's International, Inc. began doing business under the assumed name of Sports Resorts International, Inc. The Company received the written consent of its majority shareholders to amend its articles of incorporation and legally changed its name on April 16, 2001. The Company changed its name to reflect the increasing prominence of the sports and leisure segment of its business.

             The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

             The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results expected for the full year.

             RECLASSIFICATIONS - Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

   Note 2    RELATED PARTY TRANSACTIONS

             Note Receivable

             During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a mortgage and personal guarantee. The January and February 2001 installments were paid after the end of the first quarter. The March installment has not been paid.

             Accounts Receivable

             During 2000 and the first quarter of 2001, the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at March 31, 2001 was approximately $851,000.

   Note 3    INVENTORIES


             Inventories are summarized as follows:                         March 31,          December 31,
                                                                              2001                2000
                                                                          (unaudited)          (audited)
                                                                         -------------      ---------------

                  Finished products                                      $    916,357        $   1,109,251
                  Raw materials                                               550,213              687,084
                                                                         ------------        -------------

                  Total inventories                                      $  1,466,570        $   1,796,335
                                                                         ============        =============


Note 4    NET ASSETS HELD FOR SALE

          During 2000, the Company built a six-unit condominium townhouse at its CBIR facility in Brainerd, Minnesota. These units are fully furnished and are included in net assets held for sale with a carrying value of approximately $524,000.


Note 5    PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment is summarized by major classification as follows:


                                                                          March 31,             December 31,
                                                                            2001                   2000
                                                                        (unaudited)              (audited)
                                                                      ----------------       ---------------

          Land and improvements                                       $    2,611,658         $    2,611,658
          Track                                                            1,903,120              1,903,123
          Buildings                                                        1,843,144              1,842,043
          Leasehold improvements                                             250,907                 86,325
          Bleachers & fencing                                              1,661,631              1,661,631
          Equipment (including equipment under capital lease)              6,615,145              6,737,659
          Transportation equipment                                         1,222,077              1,221,086
          Furniture & fixtures                                               745,263                698,132
          Tooling                                                          3,225,542              3,169,235
          Construction in progress                                         1,683,527              1,394,965
                                                                     ---------------         --------------

              Total                                                       21,762,014             21,325,857
              Less accumulated depreciation                               (9,722,320)            (9,238,919)
                                                                     ---------------         --------------

          Net property, plant and equipment                          $    12,039,694         $   12,086,938
                                                                     ===============         ==============



          Construction in progress consists of a twelve-unit condominium townhouse with room for retail space at CBIR.

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

Note 6    LONG TERM DEBT



          Long-term obligations consist of the following:
                                                                                           March 31,        December 31,
                                                                                             2001               2000
                                                                                          unaudited)         (audited)
                                                                                        --------------     --------------
         Term loan, annual installments of $100,675 plus interest at
           9% through August 2003;  secured by related assets                              $302,025        $   302,025
         Mortgage payable to a bank, interest at the bank's prime
           rate plus 2% (effective rate of 10% and 11.5% at March 31, 2001 and December 31, 2000 respectively)
           annual principal payments of $50,000 plus interest due quarterly,
           through September 2004; secured by underlying property                           200,000            200,000
         Capital lease obligations through December 2002;
           monthly installments include interest at rates between
           7.5% and 8.75%, collateralized by the related machinery
           and equipment (Note 5)                                                         2,310,987          2,561,963
         Other                                                                                6,439              9,611
                                                                                        ------------       -----------
                     Total                                                                2,819,451          3,073,599

         Less current portion                                                            (1,212,401)        (1,194,814)
                                                                                        -----------        -----------

         Long-term                                                                      $ 1,607,050        $ 1,878,785
                                                                                        ===========        ===========



Note 7    ACCRUED EXPENSES


          Accrued expenses consist of the following:                        March 31,            December 31,
                                                                              2001                   2000
                                                                           (unaudited)            (audited)
                                                                         ---------------       ---------------

          Accrued settlements                                            $    453,376           $    454,500
          Accrued interest                                                     80,600                 72,959
          Advance ticket sales                                                257,575                      -
          Other                                                               585,194                689,754
                                                                         -------------          ------------


           Total                                                         $  1,376,745           $  1,217,213
                                                                         =============          ============


Note 8    NET GAIN ON DISPOSAL OF ASSETS

          Net gain on disposal of assets was approximately $12,000 and $50,000 for the quarters ended March 31, 2001 and 2000 respectively and is primarily related to unused transportation and production equipment. A loss of $5,000 related to the sale of retail store operations is also included in net gain on disposal of assets for the first quarter of 2000. The sale of retail store operations was completed in the fourth quarter of 2000. Revenues from retail store operations were approximately $2,659,000 in the first quarter of 2000.

Note 9    INCOME TAXES

          A Federal income tax receivable of $1,028,564 was recorded in 2000 related to net operating losses eligible for carryback to 1998.

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

Note 10   LOSS PER SHARE

          Basic loss per share was based upon the weighted average number of shares outstanding. Diluted loss per share assumes the exercise of common stock options when dilutive. The weighted average number of common shares were 24,177,805 and 24,518,326 at March 31, 2001 and 2000 respectively. Due to the small number of potentially dilutive shares, there was a de minimus effect on loss per share. Therefore, basic and diluted loss per share are the same.

Note 11   LITIGATION

          No material legal proceedings occurred during the first quarter of 2001.

Note 12   SEGMENTS OF BUSINESS

          The Company's reportable segments are strategic business units that offer different products and services. The business units have been divided into two reportable segments: the manufacturing and sale of bedliners and other truck accessories ("Truck Accessories"), and operation of a multi-purpose motor sports facility in Brainerd, Minnesota ("Raceway").

          Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company's chief operating decision-maker is its Chief Executive Officer.

          The Company evaluates performance based on stand-alone product segment operating income. Intersegment sales and transfers, interest income and expenses are not significant.

          Financial information segregated by reportable product segment is as follows:


                                                           Three Months Ending
                                                                March 31
                                                               (unaudited)
                                                    ------------------------------------

                                                          2001                  2000
                                                    --------------        --------------
           Sales:
                  Truck Accessories                 $   3,586,340         $   6,516,332
                  Raceway                                  43,556                38,552
                                                    -------------         -------------

                  Total                             $   3,629,896         $   6,554,884
                                                    =============         =============

           Loss from Operations:
                  Truck Accessories                 $    (140,315)        $    (597,335)
                  Raceway                                (294,707)             (426,289)
                                                    -------------         -------------

                  Total                             $    (435,022)        $  (1,023,624)
                                                    =============         =============


                                 Exhibit Index



Exhibit No.                        Description
----------                         -----------
3.i.1                              Articles of Incorporation of the Registrant.

3.i.2 Certificate of Amendment to the Articles of Incorporation of the Registrant.