Form 10-Q
period 2001-06-30
SPORTS RESORTS INTERNATIONAL INC
filed 2001-08-03
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 11, 2001: 24,177,805

================================================================================

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

It is important to note that our actual results could differ materially from those anticipated in our forward-looking statements depending on various "risk factors". Such risk factors include: concentration of stock ownership, relationship with race sanctioning bodies, competition for leisure dollars, reliance on key personnel, potential liabilities for personal injuries, need for additional financing, limited trading market for our stock, dependence on the North American new truck industry, variability of raw material and labor costs, failure to manage mergers, acquisitions, dispositions and diversification into other lines of business, the need to effectively manage a large sports and entertainment development project and other factors discussed under the caption "Risk Factors".

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets decreased from $8,472,000 at December 31, 2000 to $8,460,000 at June 30, 2001. This decrease primarily related to a $241,000 decrease in inventory and a $840,000 decrease in cash offset by a $392,000 increase in trade accounts receivable a $217,000 increase in related party accounts receivable and a $474,000 increase in other current assets. Our consolidated current liabilities increased from $3,938,000 at December 31, 2000 to $4,161,000 at June 30, 2001. This increase primarily relates to a $465,000 decrease in accounts payable, offset by an increase in accrued expenses of $653,000.

Cash decreased by $840,000 from the year end 2000 to June 30, 2001 primarily due to capital expenditures of $672,000 and debt repayments of $513,000.

Accounts receivable-trade increased by approximately $392,000 from $784,000 as of December 31, 2000 to $1,177,000 at June 30, 2001, due to normal increased sales activity associated with the first six months of 2001, as compared to the fourth quarter of 2000.

During 2000 and the first six months of 2001, we paid certain expenses on behalf of affiliated entities. The amount to be reimbursed at June 30, 2001 was $1,055,000.

A Federal income tax receivable of $1,029,000 was recorded in 2000 and relates to net operating losses eligible for carryback to 1998.

Note receivable - related party at June 30, 2001 is comprised of a note, which is secured by a mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments.

Inventories decreased by approximately $241,000 between December 31, 2000 and June 30, 2001, from $1,796,000 to $1,555,000 primarily as a result of normal increased sales activity associated with operations associated with the first six months of the year, as compared to sales in the fourth quarter of 2000.

Assets held for sale of $524,000 at June 30, 2001 and December 31, 2000 are comprised of a six-unit condominium townhouse at CBIR's facility in Brainerd Minnesota.

Other assets-current increased $474,000, from $788,000 at December 31, 2000 to $1,262,000 at June 30, 2001, primarily due to the advance payment of $586,000 in sanction fees for events to be held at CBIR in the third quarter of 2001, offset by amounts received relative to the sale of miscellaneous non-productive assets recorded at December 31, 2000.

Net property, plant and equipment decreased by approximately $328,000 from $12,087,000 at December 31, 2000 to $11,759,000 at June 30, 2001 due to fixed asset additions of $672,000 offset by depreciation for the period of $994,000. Leasehold improvements, furniture and fixtures, molds, tooling and the construction of a twelve-unit condominium townhouse at CBIR comprised additions during the period.

Goodwill decreased by approximately $194,000 from $1,518,000 at December 31, 2000 to $1,324,000 at June 30, 2001 as a result of normal amortization expense over a seven-year period.

Other assets-long term increased $76,000 from $1,807,000 at December 31, 2000 to $1,883,000 at June 30, 2001 primarily as a result of payments made for option agreements on the purchase of land to develop the Complex.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $465,000 from $1,526,000 at December 31, 2000 to $1,061,000 at June 30, 2001 due to available cash to pay amounts owed.

Accrued expenses increased by $653,000 from $1,217, 000 at December 31, 2000 to $1,870,000 at June 30, 2001, primarily due to advance ticket sales of $805,000 at CBIR, offset by a decrease in other accrued expenses of $152,000.

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

We believe that we will be able to satisfy our ongoing cash requirements for the next 12 months and thereafter with available cash, cash flows from operations and the collection of notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements or additional public capital that will be necessary to fund the development of the proposed sports and entertainment Complex.

RESULTS OF OPERATIONS

Our revenues were $4,011,000 in the three months ended June 30, 2001, compared to $5,602,000 in the same period of 2000. The $1,591,000 decrease in 2001 was primarily due to the sale of our retail store operations in 1999 and 2000. Revenue from retail store operations was $2,077,000 in the second quarter of 2000. CBIR traditionally has little revenue during the first two quarters, as the racing season doesn't begin until May each year. Revenues were $7,641,000 and $12,157,000 for the six month periods ending
June 30, 2001 and 2000, respectively for the same reasons. Revenue from retail store operations was $4,735,000 for the six month period ending June 30, 2000.

Cost of sales were $3,164,000 and $5,282,000 for the quarters ended June 30, 2001 and 2000 respectively or 79% and 94% as a percentage of revenue. The decrease in cost of sales is primarily attributable to the sale of retail store operations and the consolidation of the bedliner manufacturing operations of our former subsidiary, The Colonel's Rugged Liner, Inc. ("CRL") with CTA's Owosso, Michigan facility during 2000. Cost of sales were $6,103,000 and $10,958,000 for the six month periods ending June 30, 2001 and 2000 respectively or 80% and 90% as a percentage of revenues for the same reasons.

Selling, general and administrative expenses were $1,058,000 and $1,553,000 for the quarters ended June 30, 2001 and 2000, respectively, or as a percentage of revenues, 26% and 28%, respectively. The overall decrease in expense is primarily due to the sale of retail store operations. Additionally, we consolidated most of our administrative functions into our Owosso, Michigan facility in 2000. Selling, general and administrative expenses were $2,196,000 and $3,506,000 for the six month periods ending June 30, 2001 and 2000 respectively or as a percentage of revenues 29% for both periods for the same reasons.

Interest expense in the second quarter of 2001 decreased by $442,000 from the second quarter of 2000 primarily due to interest and penalties of $417,000 in 2000 associated with the late payment of the Company's 1998 Federal income taxes and the reduction of outstanding debt. Interest expense in the six month period ending June 30, 2001 decreased by $470,000 from the same period in 2000 for the same reasons.

Interest income in the second quarter of 2001 increased by $5,000 from the second quarter of 2000 primarily due to excess cash available for investment purposes and interest earned on note receivable related party. Interest income in the six month period ending June 30, 2001 increased by $67,000 from the same period in 2000 for the same reasons.

We ceased leasing portions of our Tecumseh, Michigan facility due to its sale in the second quarter of 2000. Net rental income was $37,000 and $25,000 for the quarters ended June 30, 2001 and 2000 respectively, and $61,000 and $145,000 for the six month periods ending June 30, 2001 and 2000 respectively.

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN TWO SHAREHOLDERS, WHICH ARE ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

Donald and Patsy Williamson own approximately 97.3% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all of the shareholders.

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operations need to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have good relationship with the NHRA, the current term of our sanctioning agreement ends on December 31, 2002. In the event the sanctioning agreement is not extended, it is likely that our results of operations would be adversely affected.

OUR RACEWAY OPERATIONS FACE COMPETITION FOR TICKET SALES AND MARKETING AND ADVERTISING DOLLARS

We compete for marketing, advertising and ticket sales with other sports and with other entertainment and recreational activities. In the event fan interest in racing declines, it is likely that our results of operations would be adversely affected. We compete with well-established raceway operations some of which have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we have. Our ability to compete successfully depends on a number of factors, which are primarily outside our control including our ability to develop and maintain effective marketing programs, the number and location of our competitors and general market and economic conditions.

OUR FUTURE SUCCESS WILL BE DEPENDENT ON THE SKILL OF OUR KEY PERSONNEL

Our success depends upon the availability and performance of our officers and senior management and other key personnel. We rely heavily upon the expertise of a relatively small core of executives. We do not have employment agreements with any of our key personnel. The loss of the services of one or more of our key executives could have a material adverse effect on our operations.

WE MAY INCUR LIABILITY FOR PERSONAL INJURIES

Racing events can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that in our judgement are sufficient to protect us from material financial loss due to liability for personal injuries sustained by or death of, spectators in the ordinary course of our business. Our insurance may not be adequate or available at all times and in all circumstances. In the event damages for injuries sustained by our spectators exceed our liability coverage or our insurance company denies coverage, our financial condition, results of operations and cash flows could be adversely affected to the extent claims and associated expenses exceed our insurance recoveries.

WE WILL NEED ADDITIONAL FINANCING WHICH MAY OR MAY NOT BE AVAILABLE OR WHICH MAY DILUTE THE OWNERSHIP INTEREST OF CURRENT SHAREHOLDERS

We have previously announced plans to develop a large sports and entertainment complex in Mt. Morris, Michigan. We are currently evaluating various financing alternatives, which may include the issuance of either debt or equity to fund the development costs of this complex. When additional capital is needed, there is no assurance that it can be obtained on terms acceptable to us. If we cannot obtain sufficient capital to develop the complex we may not be able to implement our business plan.

OUR COMMON STOCK HAS A LIMITED TRADING MARKET, WHICH MAY MAKE IT DIFFICULT TO SELL OR OBTAIN AN ADEQUATE PRICE FOR YOUR SHARES

There is a limited public market for our common stock and there is no assurance that an active trading market will develop or be sustained. Because of this lack of liquidity, our stock price may be highly volatile.

OUR TRUCK ACCESSORY BUSINESS IS TIED TO THE NORTH AMERICAN VEHICLE INDUSTRY, WHICH IS HIGHLY CYCLICAL AND DEPENDENT ON CONSUMER SPENDING AND GENERAL ECONOMIC CONDITIONS IN NORTH AMERICA

Sales of our truck accessories including bedliners is tied to the North American vehicle industry. The truck industry is highly cyclical and dependent on consumer spending and general economic conditions in North America. We only sell our truck accessories in the United States and as result we are solely dependent on the health and vitality of the U.S. economy for our success. There can be no assurance that production of pickup trucks will not decline in the future or that we will be able to fully utilize our manufacturing capacity. Economic factors adversely affecting truck sales and production and consumer spending could adversely impact our sales and operating results.

OUR TRUCK ACCESSORIES BUSINESS FACES STRONG COMPETITION WHICH COULD AFFECT OUR SALES AND PROFIT MARGINS

We compete for sales of bedliners and other truck accessories against a number of companies. Many of these companies are larger, have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we have. While product quality is an important factor, price is also very important to our customers. We attempt to manufacture a high quality product which is cost competitive. We have faced and will continue to face additional competition from new entrants into our markets. We cannot be certain that we will be able to compete successfully with existing or new competitors.

THE OPERATIONS OF OUR RACEWAY OPERATIONS ARE SEASONAL AND THEREFORE ADVERSE WEATHER CAN AFFECT OUR RESULTS OF OPERATIONS

Our raceway operations primarily operate on the weekends from May through September. In the event that adverse weather conditions curtail attendance at any of our races, it could have a material adverse affect on our results of operations.

OUR PROFITABILITY IS DEPENDENT ON CONTROL OF OUR COSTS, IN THE EVENT WE ARE UNABLE TO CONTROL OUR COSTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED

In order to manufacture our truck accessories we require plastic resin as a raw material. The cost of plastic resin is directly dependent upon fluctuations in petroleum prices. We do not have any long-term supply contracts and do not use any hedging techniques to manage the costs of plastic resin. In the event petroleum prices increase, we may be unable to pass the increased raw material costs on to our customers which could adversely affect our results of operations. In addition, we attempt to control our labor costs. In the event that the cost of labor increases and we are unable to pass such increased labor costs to our customers, our results of operations could be adversely affected.

EFFECTS OF INFLATION

We believe that the relatively moderate inflation rate over the last decade has not had a significant impact on our operations. We do not expect inflation to have any near-term material effect on the sales of our products, although there can be no assurance that such an effect will not occur in the future.

OUR FAILURE TO PROPERLY MANAGE MERGERS, ACQUISITIONS, DISPOSITIONS AND DIVERSIFICATION INTO OTHER LINES OF BUSINESS COULD ADVERSELY AFFECT OUR BUSINESS

Recently, we announced that we have decided to expand the sports and entertainment aspects of our business. In the future we may expand or contract our operations through mergers, acquisitions, dispositions and diversification. These activities expose us to a number of special risks, including diversion of management's attention, failure to retain key personnel or customers of an acquired business, difficulties transitioning operations to accommodate new businesses or activities and limited experience in managing a large sports and entertainment enterprise. There can be no assurance that we will be able to effectively manage these special risks

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations". SFAS No. 141 standardizes the accounting for business combinations by requiring that all business combinations be accounted for by using the purchase method and modifies the recognition criteria for identification of intangible assets acquired in a business combination. This statement is effective for all business combinations initiated after June 30, 2001.

In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles. SFAS No. 142 requires testing of goodwill annually for impairment and requires that goodwill and other intangibles with infinite lives not be amortized as required by previous guidance. The Company's annual goodwill amortization is approximately $388,000. This statement is required to be adopted by the Company on January 1, 2002.

Management has not assessed the impact of these accounting pronouncements on the Company's financial position and results of operations.

SEGMENT REPORTING

For a discussion of the Company's business segments, see Note 13 to the consolidated financial statements included in Appendix A.

DISGORGEMENT OF TRADING PROFITS

During the quarter ending June 30, 2001, the Company became aware that one of its officers, William Singleterry, had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company has sought and has received the disgorgement of any profits that Mr. Singleterry received as result of his improper trading. During the quarter ending June 30, 2001, Mr. Singleterry paid the Company $208,126 which was credited to paid in capital. In July 2001, Mr. Singleterry paid the Company an additional $16,926, satisfying this matter in its entirety.

RECENT DEVELOPMENTS

On July 9, 2001, the Board of Directors of the Company declared a 2 for 1 stock split payable to shareholders of record on August 9, 2001. In order to effectuate the stock split, the Company has obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. Supplemental information after giving effect for the stock split is included in the consolidated statements of operations included in Appendix A.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.

                                     PART II
                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

In previous filings, the Company has disclosed that as a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. Recently, a claim involving the estate of one of the pilots was successfully settled. A second claim, filed March 12, 2001, is currently in litigation. The claimant in the second claim is seeking $10 million in damages against the Company. A third claim of an undisclosed amount has been made by the estate of another crewmember and is also in litigation. In addition to the above claims, there exists the potential of at least one or more additional claims against the Company. In the opinion of Company management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance will be adequate to satisfy all the claims concerning the crash.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

None

(b) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPORTS RESORTS INTERNATIONAL, INC.



Dated: August 2, 2001     By:   /s/ Gregory T. Strzynski
                               -------------------------------------------------
                                Gregory T. Strzynski
                                Chief Financial Officer
                                (Duly Authorized Officer and Principal Financial
                                 and Financial Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                         June 30,              December 31,
                                                                           2001                    2000
                                                                       (unaudited)              (audited)
                                                                       ------------             ---------
ASSETS

CURRENT ASSETS:
  Cash                                                                  $ 1,726,327            $ 2,566,036
  Accounts receivable:
     Trade (net of allowance for doubtful accounts of $297,000
     at June 30, 2001 and December 31, 2000)                              1,176,866                784,501
     Related party (Note 2)                                               1,054,925                837,767
  Note receivable - related party (Note 2)                                  131,525                146,486
  Federal income taxes receivable (Note 9)                                1,028,564              1,028,564
  Inventories (Note 3)                                                    1,554,950              1,796,335
  Assets held for sale (Note 4)                                             524,259                524,259
  Other                                                                   1,262,172                788,484
                                                                        -----------            -----------

          Total current assets                                            8,459,588              8,472,432

PROPERTY, PLANT, AND EQUIPMENT - Net                                     11,758,912             12,086,938
  (Notes 5 and 6)

OTHER ASSETS:
  Note receivable - related party (Note 2)                                4,808,228              4,875,301
  Goodwill (Net of accumulated amortization of $1,626,000
     and $1,432,000 at June 30, 2001, and
     December 31, 2000, respectively)                                     1,324,424              1,517,937
  Other                                                                   1,883,408              1,806,601
                                                                        -----------            -----------

          Total other assets                                              8,016,060              8,199,839

TOTAL ASSETS                                                            $28,234,560            $28,759,209
                                                                        ===========            ===========

                       SPORTS RESORTS INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      June 30,                  December 31,
                                                                        2001                        2000
                                                                     (unaudited)                 (audited)
                                                                    -------------               -----------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 6)                          $ 1,230,374               $ 1,194,814
  Accounts payable                                                      1,061,139                 1,525,661
  Accrued expenses (Note 7)                                             1,869,750                 1,217,213
                                                                      -----------               -----------

          Total current liabilities                                     4,161,263                 3,937,688

LONG-TERM DEBT (Note 6)                                                 1,329,861                 1,878,785

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                            36,400                    62,400

SHAREHOLDERS' EQUITY
  Common stock: 35,000,000 shares authorized
      at $0.01 par value, 24,177,805 shares issued
      and outstanding at June 30, 2001
      and December 31, 2000                                               241,778                   241,778
  Additional paid-in-capital                                            5,790,465                 5,582,339
  Retained earnings                                                    16,674,793                17,056,219
                                                                      -----------               -----------

             Total shareholders' equity                                22,707,036                22,880,336
                                                                      -----------               -----------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                              $28,234,560               $28,759,209
                                                                      ===========               ===========

                       SPORTS RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Six Months Ending                     Three Months Ending
                                                         June 30                                June 30
                                               -----------------------------         -----------------------------
                                                  2001            2000                  2001             2000
                                               ------------     ------------         ------------     ------------
SALES                                          $  7,641,321     $ 12,157,130         $  4,011,425     $  5,602,246

COST OF SALES                                     6,102,745       10,958,090            3,163,529        5,282,393
                                               ------------     ------------         ------------     ------------

GROSS PROFIT                                      1,538,576        1,199,040              847,896          319,853

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       2,196,345        3,506,074            1,058,416        1,553,403

NET GAIN (LOSS) ON DISPOSAL
    OF ASSETS                                        12,435           47,950                  208           (1,910)
                                               ------------     ------------         ------------     ------------

LOSS FROM OPERATIONS                               (645,334)      (2,259,084)            (210,312)      (1,235,460)

OTHER INCOME(EXPENSE):
    Interest expense                               (122,001)        (591,877)             (58,881)        (500,683)
    Interest income                                 318,619          252,116              220,851          215,898
    Net rental income                                61,139          144,890               36,837           25,092
    Other                                             6.151           35,848                3,744            2,825
                                               ------------     ------------         ------------     ------------

    Other income (expense) net                      263,908         (159,023)             202,551         (256,868)

LOSS BEFORE INCOME
    TAX BENEFIT                                    (381,426)      (2,418,107)              (7,761)      (1,492,328)

INCOME TAX BENEFIT (Note 9)                              --          771,437                   --          512,219
                                               ------------     ------------         ------------     ------------

NET LOSS                                       $   (381,426)    $ (1,646,670)        $     (7,761)    $   (980,109)
                                               ============     ============         ============     ============

BASIC AND DILUTED
    LOSS PER SHARE (Note 11)                   $      (0.02)    $      (0.07)        $      (0.00)    $      (0.04)
                                               ============     ============         ============     ============

WEIGHTED AVERAGE
    COMMON SHARES                                24,177,805       24,462,196           24,177,805       24,406,066
                                               ============     ============         ============     ============

SUPPLEMENTAL INFORMATION AFTER
 GIVING EFFECT FOR
  STOCK SPLIT (Note 11):

BASIC AND DILUTED
    LOSS PER SHARE                             $      (0.01)    $      (0.03)        $      (0.00)    $      (0.02)
                                               ============     ============         ============     ============

WEIGHTED AVERAGE
    COMMON SHARES                                48,355,610       48,924,392           48,355,610       48,812,132
                                               ============     ============         ============     ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         Six Months Ending
                                                                                              June 30
                                                                                  -------------------------------
                                                                                       2001              2000
                                                                                  -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $  (381,426)       $(1,646,670)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                              1,188,188          1,386,870
         Deferred tax provision                                                            --           (680,816)
         Gain on sale of property and equipment                                       (12,435)           (47,950)
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                                       (609,523)           226,499
           Inventories                                                                241,385          1,992,270
           Other                                                                     (576,495)          (297,355)
           Accounts payable                                                          (464,522)        (1,459,620)
           Accrued expenses                                                           652,537          1,056,324
           Income taxes payable                                                            --         (2,826,019)
                                                                                  -----------        -----------

Net cash provided by (used in) operating activities                                    37,709         (2,269,467)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures and construction of assets held for sale                    (671,705)          (961,690)
    Proceeds from disposal of property and equipment                                   17,491            464,940
    Proceeds from sale of business, net of cash sold                                       --            994,264
    Proceeds from sale of Rugged Liner assets                                              --            361,700
    Payments received on notes receivable-related party                                82,034          1,458,185
                                                                                  -----------        -----------

Net cash (used in)  provided by investing activities                                 (572,180)         2,317,399
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                               (6,375)           (15,854)
    Principal payments on obligations under capital leases                           (506,989)          (465,170)
    Disgorgement of trading profits (Note 8)                                          208,126                 --
                                                                                  -----------        -----------

Net cash (used in) financing activities                                              (305,238)          (481,024)
                                                                                  -----------        -----------

NET (DECREASE) IN CASH                                                               (839,709)          (460,092)
                                                                                  -----------        -----------

CASH, BEGINNING OF PERIOD                                                           2,566,036          1,069,338
                                                                                  -----------        -----------

CASH, END OF PERIOD                                                               $ 1,726,327        $   609,246
                                                                                  ===========        ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                     Six Months Ending
                                                                                           June 30
                                                                              -------------------------------
                                                                                   2001              2000
                                                                              -------------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                   $     105,964     $     166,738
                                                                              =============     =============

   Cash paid during the period for taxes                                      $          --     $   2,750,000
                                                                              =============     =============

SUPPLEMENTAL SCHEDULE OF NONCASH
   FINANCING ACTIVITIES:

Sale of Rugged Liner assets, net of cash received (Note 10)
   Property, plant and equipment                                                                $     459,399
   Accrued expenses                                                                                  (392,621)
   Goodwill                                                                                           586,218
   Inventory                                                                                        1,257,590
   Trade accounts receivable                                                                          167,813
   Deferred tax assets                                                                                568,052
   Common stock redeemed                                                                               (3,405)
   Paid in capital                                                                                 (2,325,997)
   Other                                                                                               44,651
                                                                                                -------------
       Net cash proceeds from sale                                                              $     361,700
                                                                                                =============

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

             Interim results of operations are not necessarily indicative of the results expected for the full year.

             NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations". SFAS No. 141 standardizes the accounting for business combinations by requiring that all business combinations be accounted for by using the purchase method and modifies the recognition criteria for identification of intangible assets acquired in a business combination. This statement is effective for all business combinations initiated after June 30, 2001.

             In July 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangibles. SFAS No. 142 requires testing of goodwill annually for impairment and requires that goodwill and other intangibles with infinite lives not be amortized as required by previous guidance. The Company's annual goodwill amortization is approximately $388,000. This statement is required to be adopted by the Company on January 1, 2002.

             Management has not assessed the impact of these accounting pronouncements on the Company's financial position and results of operations.

             RECLASSIFICATIONS - Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

Note 2       RELATED PARTY TRANSACTIONS

             Note Receivable

             During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is current at June 30, 2001 and is secured by a mortgage and personal guarantee.

             Accounts Receivable

             During 2000 and the first and second quarters of 2001, the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at June 30, 2001 was approximately $1,055,000.

Note 3       INVENTORIES


Inventories are summarized as follows:                             June 30,           December 31,
                                                                     2001                2000
                                                                  (unaudited)          (audited)
                                                                ---------------    -----------------
                           Finished products                    $     1,060,782    $       1,109,251
                           Raw materials                                494,168              687,084
                                                                ---------------    -----------------

                           Total inventories                    $     1,554,950    $       1,796,335
                                                                ===============    =================

Note 4       ASSETS HELD FOR SALE

             During 2000, the Company built a six-unit condominium townhouse at its CBIR facility in Brainerd, Minnesota. These units are fully furnished and are included in assets held for sale with a carrying value of approximately $524,000.

Note 5       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:


                                                                           June 30,          December 31,
                                                                             2001                2000
                                                                         (unaudited)          (audited)
                                                                       ---------------     ---------------
               Land and improvements                                   $     2,665,597     $     2,611,658
               Track                                                         1,903,123           1,903,123
               Buildings                                                     1,824,484           1,842,043
               Leasehold improvements                                          292,066              86,325
               Bleachers & fencing                                           1,661,631           1,661,631
               Equipment (including equipment under capital lease)           6,664,161           6,737,659
               Transportation equipment                                      1,237,565           1,221,086
               Furniture & fixtures                                            706,018             698,132
               Tooling                                                       3,241,539           3,169,235
               Construction in progress                                      1,782,119           1,394,965
                                                                       ---------------     ---------------

                      Total                                                 21,978,303          21,325,857
                      Less accumulated depreciation                        (10,219,391)         (9,238,919)
                                                                       ---------------     ---------------

               Net property, plant and equipment                       $    11,758,912     $    12,086,938
                                                                       ===============     ===============

             Construction in progress consists of a twelve-unit condominium townhouse with room for retail space at CBIR.

             In October 2000, the Company made a non-refundable deposit of $25,000 and entered into an agreement to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The agreement requires closure by October 2001. In January and February 2001 the Company made a total of $80,000 in non-refundable deposits and entered into various agreements with four to six month terms to purchase adjacent real estate. In June and July 2001 the various agreements were extended for additional periods of four to six months for an additional $80,000. The payments to extend the agreements are also non-refundable.

Note 6       LONG TERM DEBT


             Long-term obligations consist of the following:


                                                                                         June 30,         December 31,
                                                                                           2001              2000
                                                                                        (unaudited)        (audited)
                                                                                       ------------      -------------
              Term loan, annual installments of $100,675 plus interest at
                9% through August 2003;  secured by related assets                     $   302,025       $   302,025
              Mortgage payable to a bank, interest at the bank's prime
                rate plus 2% (effective rate of 9.0% and 11.5% at June 30, 2001 and December 31, 2000 respectively)
                annual principal payments of $50,000 plus interest due quarterly,
                through September 2004;  secured by underlying property                    200,000           200,000
              Capital lease obligations through December 2002;
                monthly installments include interest at rates between
                7.5% and 8.75%, collateralized by the related machinery
                and equipment (Note 5)                                                   2,054,974         2,561,963
              Other                                                                          3,236             9,611
                                                                                       -----------       -----------
                          Total                                                          2,560,235         3,073,599

              Less current portion                                                      (1,230,374)       (1,194,814)
                                                                                       -----------       -----------

              Long-term                                                                $ 1,329,861       $ 1,878,785
                                                                                       ===========       ===========

Note 7       ACCRUED EXPENSES

             Accrued expenses consist of the following:


                                                                          June 30,         December 31,
                                                                            2001              2000
                                                                        (unaudited)        (audited)
                                                                      --------------     --------------
             Accrued settlements                                      $      453,376     $      454,500
             Accrued interest                                                 88,996             72,959
             Advance ticket sales                                            804,751                 --
             Other                                                           522,627            689,754
                                                                      --------------     --------------

              Total                                                   $    1,869,750     $    1,217,213
                                                                      ==============     ==============

Note 8       DISGORGEMENT OF TRADING PROFITS

             During the quarter ending June 30, 2001, the Company became aware that one of its officers had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company has sought and has received the disgorgement of any profits received as a result of this improper trading. During the quarter ending June 30, 2001, the Company received $208,126 which was credited to paid in capital. In July 2001, the Company received an additional $16,926, satisfying this matter in its entirety.

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

Note 10      COMMON STOCK REDEEMED/SALE OF CRL ASSETS TO INTERNATIONAL
             LINER

             On June 22, 2000, but effective as of May 1, 2000, the Company sold certain inventory, property, plant and equipment, and accounts receivable to International Liner, a corporation controlled by Mark German, the Company's former President. In exchange for these assets, International Liner paid the Company $361,700 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered 340,521 shares of the Company's Common Stock. The Company wrote-off goodwill of approximately $586,000 associated with assets sold. In accordance with accounting principles generally accepted in the United States of America, no gain or loss was recorded as a result of this transaction.

Note 11      LOSS PER SHARE/STOCK SPLIT

             Basic loss per share was based upon the weighted average number of shares outstanding. Diluted loss per share assumes the exercise of common stock options when dilutive. Therefore, basic and diluted loss per share are the same.

             On July 9, 2001, the Board of Directors of the Company declared a 2 for 1 stock split payable to shareholders of record on August 9, 2001. In order to effectuate the stock split, the Company has obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. Supplemental information after giving effect for the stock split is included in the consolidated statements of operations.

Note 12      CONTINGENCIES

             On December 17, 1998 the Company sold substantially all of the assets used in its former bumper production operations. The sale consisted of substantially all inventory, machinery and equipment, accounts receivable and prepaid items. The purchaser also assumed certain liabilities such as accounts payable and purchase commitments. On June 13, 2000, the Company received notice of an indemnity claim by the purchaser for approximately $866,000, net of deductibles and offsetting amounts owed to the Company. Management is investigating the claim and contesting its merit.

             In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intent to sublease the facility. The landlord has been awarded possession of the property and is seeking damages of an undisclosed amount. The Company is vigorously defending this matter.

             As a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. One claim involving the estate of one of the pilots has been successfully settled. A second claim, filed March 12, 2001, is currently in litigation. The claimant in the second claim is seeking $10 million in damages against the Company. A third claim of an undisclosed amount has been made by the estate of another crewmember and is also in litigation. In addition to the above claims, there exists the potential of least one or more additional claims against the Company. In the opinion of Company management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance will be adequate to satisfy all the claims concerning the crash.

Note 13      SEGMENTS OF BUSINESS

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

             Financial information segregated by reportable product segment is as follows:


                                     Six Months Ending                                    Three Months Ending
                                          June 30                                               June 30
                                        (unaudited)                                           (unaudited)
                             --------------------------------                       -------------------------------

                                  2001              2000                                 2001              2000
                             -------------      -------------                       -------------     -------------
           Sales:
             Truck
              Accessories    $   7,245,224      $  11,840,557                       $   3,658,884     $   5,324,225
             Raceway               396,097            316,573                             352,541           278,021
                             -------------      -------------                       -------------     -------------
             Total           $   7,641,321      $  12,157,130                       $   4,011,425     $   5,602,246
                             =============      =============                       =============     =============



           Loss From
             Operations:
             Truck
               Accessories   $    (100,890)     $  (1,472,029)                      $      39,425     $    (874,694)
             Raceway              (544,444)          (787,055)                           (249,737)         (360,766)
                             -------------      -------------                       -------------     -------------
             Total           $    (645,334)     $  (2,259,084)                      $    (210,312)    $  (1,235,460)
                             =============      =============                       =============     =============