Form 10-Q
period 2001-09-30
SPORTS RESORTS INTERNATIONAL INC
filed 2001-11-13
CIK 771249

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 4, 2001: 48,355,610


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

THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC. CBIR operates a motor sports facility located approximately nine miles northwest of Brainerd, Minnesota. Substantially all of CBIR's revenues are obtained from motor sports racing events at the racetrack. CBIR schedules racing and other events held at the racetrack during weekends in May through September of each year.

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

We are proposing the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesse County, Michigan. This project is in the development stage. The Complex would eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, and would have 130 acres of parking.

2 FOR 1 STOCK SPLIT. On July 9, 2001, our Board of Directors declared a 2 for 1 stock split payable to shareholders of record on August 9, 2001. In order to effectuate the stock split, the Company obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. The stock split was paid on September 6, 2001. All share and per share data in the condensed financial statements in Appendix A has been restated to reflect the split.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $8,472,000 at December 31, 2000 to $9,320,000 at September 30, 2001. This increase primarily related to a $748,000 increase in trade accounts receivable and a $1,804,000 increase in assets held for sale, offset by a $880,000 decrease in cash and a $512,000 decrease in inventory. Our consolidated current liabilities decreased from $4,000,000 at December 31, 2000 to $3,631,000 at September 30, 2001. This
decrease primarily relates to $275,000 decrease in accounts payable.

Cash decreased by $880,000 from the year end 2000 to September 30, 2001 primarily due to cash generated in operating activities offset by capital expenditures of $818,000 and debt repayments of $928,000.

Accounts receivable-trade increased by approximately $748,000 from $784,000 as of December 31, 2000 to $1,532,000 at September 30, 2001, due to normal increased sales activity for CTA associated with the third quarter of 2001, as compared to the fourth quarter of 2000, as well as approximately $211,000 owed to CBIR by a sanctioning body for an event held in the third quarter of 2001.

During 2000 and the first nine months of 2001, we paid certain expenses on behalf of affiliated entities. The amount to be reimbursed at September 30, 2001 was $1,054,000.

Federal income taxes receivable relate to net operating losses eligible for carryback to 1998. The balance at September 30, 2001 represents the amount due per our Federal income tax return as filed, compared to our estimate of such amount at December 31, 2000.

Note receivable - related party at September 30, 2001 is comprised of a note, which is secured by a mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments.

Inventories decreased by approximately $512,000 between December 31, 2000 and September 30, 2001, from $1,796,000 to $1,284,000 primarily as a result of increased sales activity for operations associated with the third quarter of the year, as compared to sales in the fourth quarter of 2000 and an overall reduction in bedliners produced due to the anticipated slow down in sales in the fourth quarter of 2001.

Assets held for sale of $2,328,000 and $524,000 at September 30, 2001 and December 31, 2000 respectively are comprised of condominium townhouses at CBIR's facility in Brainerd Minnesota.

Other assets-current decreased $366,000, from $788,000 at December 31, 2000 to $422,000 at September 30, 2001, primarily due to the amortization of prepaid sanction fees of $250,000 associated with an event held at CBIR in the third quarter of 2001, and amounts received relative to the sale of miscellaneous non-productive assets recorded at December 31, 2000.

Net property, plant and equipment decreased by approximately $2,487,000 from $12,087,000 at December 31, 2000 to $9,600,000 at September 30, 2001 due to
fixed asset additions of $409,000 offset by the reclassification of $1,395,000 from construction in progress related to a twelve unit condominium townhouse at CBIR to assets held for sale and depreciation for the period of $1,496,000. Leasehold improvements, land improvements, furniture and fixtures, molds, and tooling comprised additions during the period.

Goodwill decreased by approximately $290,000 from $1,518,000 at December 31, 2000 to $1,228,000 at September 30, 2001 as a result of normal amortization expense over a seven-year period.

Other assets-long term increased $136,000 from $1,807,000 at December 31, 2000 to $1,943,000 at September 30, 2001 primarily as a result of payments made for option agreements on the purchase of land to develop the Complex.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $275,000 from $1,526,000 at December 31, 2000 to $1,251,000 at September 30, 2001 due to a reduction in material purchases for bedliner production and available cash to pay amounts owed.

Accrued expenses decreased by $149,000 from $1,280,000 at December 31, 2000 to $1,131,000 at September 30, 2001, primarily due to the payment of amounts for leased retail store operations.

OUTSTANDING LOANS

CBIR entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. CBIR also has a term loan of $150,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate and a single principal payment of $50,000 per year through 2004.

In 1995, we leased $2,689,000 of equipment under a nine-year equipment lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner as noted above.

We believe that we will be able to satisfy our ongoing cash requirements for the next 12 months and thereafter with available cash, cash flows from operations and the collection of accounts and notes receivable outstanding from the majority shareholder and related entities, supplemented by borrowing arrangements or additional public capital that will be necessary to fund the development of the proposed sports and entertainment Complex.

RESULTS OF OPERATIONS

Our revenues were $6,081,000 in the three months ended September 30, 2001, compared to $6,773,000 in the same period of 2000. The $692,000 decrease in 2001 was primarily due to the sale of our retail store operations in 1999 and 2000. Revenue from retail store operations was $724,000 in the third quarter of 2000. Revenues were $13,722,000 and $18,930,000 for the nine month periods ending September 30, 2001 and 2000, respectively for the same reason. Revenue from retail store operations was $5,459,000 for the nine month period ending September 30, 2000.

Cost of sales were $4,893,000 and $5,156,000 for the quarters ended September 30, 2001 and 2000 respectively or 80% and 76% as a percentage of revenue. The absolute decrease in cost of sales is primarily attributable to the sale of retail store operations. Cost of sales were $10,996,000 and $16,114,000 for the nine month periods ended September 30, 2001 and 2000 respectively for the same reason as described above, and additionally were benefited by the consolidation of the bedliner manufacturing operations of our former subsidiary, The Colonel's Rugged Liner, Inc. ("CRL") with CTA's Owosso, Michigan facility in the second quarter of 2000. Cost of sales as a percentage of revenue were 80% and 85% for the nine month periods ending September 30, 2001 and 2000 respectively.

Selling, general and administrative expenses were $1,535,000 and $1,769,000 for the quarters ended September 30, 2001 and 2000, respectively, or as a percentage of revenues, 25% and 26%, respectively. The overall decrease in expense is primarily due to the sale of retail store operations. Additionally, we consolidated most of our administrative functions into our Owosso, Michigan facility in 2000. Selling, general and administrative expenses were $3,732,000 and $5,275,000 for the nine month periods ending September 30, 2001 and 2000 respectively or as a percentage of revenues 27% and 28% for the same reasons.

There was no significant gain or loss on the disposal of assets in 2001. Net gain on disposal of assets was $1,590,000 for the quarter ended September 30, 2000 and $1,638,000 for the nine month period ending September 30, 2000 and is comprised principally of a gain of $1,873,000 related to the sale of the Company's Tecumseh, Michigan facility offset by losses related to the total loss of the Company's aircraft, the sale of retail store operations and the sale of unused production equipment.

Interest expense in the third quarter of 2001 decreased by $32,000 from the third quarter of 2000 primarily due to the reduction of outstanding debt. Interest expense in the nine month period ending September 30, 2001 decreased by $502,000 from the same period in 2000 for the same reason in addition to interest and penalties of $417,000 in 2000 associated with the late payment of the Company's 1998 Federal income taxes.

Interest income in the third quarter of 2001 decreased by $132,000 from the third quarter of 2000 primarily due to interest earned on a land contract related to the sale of the Company's headquarters in 2000. Interest income in the nine month period ending September 30, 2001 decreased by $65,000 from the same period in 2000 for the same reason offset by changes in interest earned on notes receivable related party and a reduction in excess cash available for investment purposes.

We ceased leasing portions of our Tecumseh, Michigan facility due to its sale in the second quarter of 2000. Net rental income was $33,000 and $17,000 for the quarters ended September 30, 2001 and 2000 respectively, and $95,000 and $162,000 for the nine month periods ending September 30, 2001 and 2000 respectively.

RISK FACTORS

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR BORROWING COSTS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS

In the event we borrow money in the future, we may be exposed to changes in interest rates. Our credit facilities are usually based on the prime rate of interest which is not necessarily the lowest rate of interest. If the interest rates charged by our lenders increase, there could be an adverse effect on our financial results.

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

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operations need to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have a good relationship with the NHRA, the current term of our sanctioning agreement ends on December 31, 2002. In the event the sanctioning agreement is not extended, it is likely that our results of operations would be adversely affected.

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

WE WILL NEED ADDITIONAL FINANCING WHICH MAY OR MAY NOT BE AVAILABLE OR WHICH MAY DILUTE THE OWNERSHIP INTEREST OF CURRENT SHAREHOLDERS

We have previously announced plans to develop a large sports and entertainment complex in Mt. Morris Township, Michigan. We are currently evaluating various financing alternatives, which may include the issuance of either debt or equity to fund the development costs of this complex. When additional capital is needed, there is no assurance that it can be obtained on terms acceptable to us. If we cannot obtain sufficient capital to develop the complex we may not be able to implement our business plan.

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

Sales of our truck accessories including bedliners is tied to the North American vehicle industry. The truck industry is highly cyclical and dependent on consumer spending and general economic conditions in North America. We only sell our truck accessories in the United States and as result we are solely dependent on the health and vitality of the U. S. economy for our success. There can be no assurance that production of pickup trucks will not decline in the future or that we will be able to fully utilize our manufacturing capacity. Economic factors adversely affecting truck sales and production and consumer spending could adversely impact our sales and operating results.

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

THE EFFECTS OF INFLATION COULD ADVERSELY AFFECT OUR FINANCIAL RESULTS IF OUR COSTS INCREASE FASTER THAN WE CAN PASS THEM ON TO OUR CUSTOMERS

The relatively moderate rate of inflation experienced during the last decade has not had a significant impact on our results of operations. However, there can be no assurance that a moderate rate of inflation will continue. In the event the rate of inflation increases more dramatically in the future, our costs may increase faster than we can pass them on to our customers which would have an adverse effect on our financial results.

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

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations". SFAS No. 141 standardizes the accounting for business combinations by requiring that all business combinations be accounted for by using the purchase method and modifies the recognition criteria for identification of intangible assets acquired in a business combination. This statement is effective for all business combinations initiated after September 30, 2001.

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


SEGMENT REPORTING

For a discussion of the Company's business segments, see Note 14 to the condensed financial statements included in Appendix A.

DISGORGEMENT OF TRADING PROFITS

During the quarter ending June 30, 2001, the Company became aware that one of its officers, William Singleterry, had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company has sought and has received the disgorgement of any profits that Mr. Singleterry received as result of his improper trading. During the quarter ending June 30, 2001, Mr. Singleterry paid the Company $208,126 which was credited to paid in capital. In July 2001, Mr. Singleterry paid the Company $16,926, satisfying this matter in its entirety.

Additionally, in October 2001 the Company became aware of improper trading activity of its common stock through a brokerage account controlled by Patsy Lou Williamson Buick-GMC, Inc., a company wholly owned by Patsy Lou Williamson, the wife of Donald J. Williamson. In November 2001, the Company's Board of Directors sought and received on behalf of the Company the total disgorgement of approximately $36,000 of profits as a result of this trading.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In previous filings, the Company has disclosed that as a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. Recently, a claim involving the estate of one of the pilots was successfully settled. A second claim, filed March 12, 2001, is currently in litigation. The claimant in the second claim is seeking $10 million in damages against the Company. A third claim, of an undisclosed amount, has been made by the estate of another crewmember and is also in litigation. In addition to the above claims, there exists the potential of at least one or more additional claims against the Company. In the opinion of Company management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance will be adequate to satisfy all the claims concerning the crash.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2001 the Company held its 2001 Annual Meeting of Shareholders at its corporate offices in Owosso, Michigan. The purposes of the meeting were to elect three Directors to the Board of Directors and to confirm the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by management were reelected by the shareholders to serve as Directors of the Company with terms ending in 2004. The following sets forth the results of the voting with respect to each candidate (there were no broker non-votes on this matter):


Name of Candidate     Shares Voted For    Shares Voted Against     Authority Withheld
-----------------     ----------------    --------------------     ------------------
Ted M. Gans              47,264,678                 0                   3,414
Donald R. Gorman         47,264,678                 0                   3,414
Donald J. Williamson     47,264,658                 0                   3,434


J. Daniel Frisina and Ronald J. Rolak remained as Directors with terms ending in 2002. Maureen C. Cronin and Eric Hipple remained as directors with terms ending in 2003. Thus, the expiration dates of the Directors' current terms of office are as follows:


               Director                      Year Term Expires
               --------                      -----------------
               J. Daniel Frisina                  2002
               Ronald J. Rolak                    2002
               Maureen C. Cronin                  2003
               Eric Hipple                        2003
               Ted M. Gans                        2004
               Donald R. Gorman                   2004
               Donald J. Williamson               2004

The following sets forth the results of the voting with respect to the proposal to confirm the appointment of Deloitte & Touche LLP as the Company's independent auditors for the current fiscal year (there were no broker non-votes on this proposal):

          Shares Voted For              47,267,578
                                        ----------
          Shares Voted Against                  54
                                        ----------
          Authority Withheld                   460
                                        ----------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

None

(b)      Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SPORTS RESORTS INTERNATIONAL, INC.



Dated: October __, 2001         By: /s/ Gregory T. Strzynski
                                   ---------------------------------------------
                                   Gregory T. Strzynski
                                   Chief Financial Officer
                                   (Duly Authorized Officer and Principal
                                   Accounting and Financial Officer of the
                                   Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS


                                                                        September 30,            December 31,
                                                                            2001                     2000
                                                                         (unaudited)
                                                                      -----------------         ----------------

ASSETS

CURRENT ASSETS:
  Cash                                                                  $   1,685,893          $      2,566,036
  Accounts receivable:
     Trade (net of allowance for doubtful accounts of $297,000
     at September 30, 2001 and December 31, 2000)                           1,532,180                   784,501
     Related party (Note 2)                                                 1,054,325                   837,767
  Note receivable - related party (Note 2)                                    134,173                   146,486
  Federal income taxes receivable (Note 10)                                   879,254                 1,028,564
  Inventories (Note 4)                                                      1,283,657                 1,796,335
  Assets held for sale (Note 5)                                             2,328,335                   524,259
  Other                                                                       422,081                   788,484
                                                                        -------------          ----------------

          Total current assets                                              9,319,898                 8,472,432

PROPERTY, PLANT, AND EQUIPMENT - Net                                        9,600,166                12,086,938
  (Notes 6 and 7)

OTHER ASSETS:
  Note receivable - related party (Note 2)                                  4,773,675                 4,875,301
  Goodwill (Net of accumulated amortization of $1,722,000
      and $1,432,000 at September 30, 2001, and
      December 31, 2000, respectively)                                      1,227,668                 1,517,937
  Other                                                                     1,943,107                 1,806,601
                                                                        -------------          ----------------

          Total other assets                                                7,944,450                 8,199,839

TOTAL ASSETS                                                            $  26,864,514          $     28,759,209
                                                                        =============          ================

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                    September 30,               December 31,
                                                                        2001                        2000
                                                                     (unaudited)
                                                                  ------------------          ------------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)                     $        1,248,743          $        1,194,814
  Accounts payable                                                        1,250,907                   1,525,661
  Accrued expenses (Note 8)                                               1,131,443                   1,279,613
                                                                 ------------------          ------------------

          Total current liabilities                                       3,631,093                   4,000,088

LONG-TERM DEBT (Note 7)                                                     896,432                   1,878,785


SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,355,610 shares issued
      and outstanding (Note 12)                                             483,556                     483,556
  Additional paid-in-capital (Note 9)                                     5,565,613                   5,340,561
  Retained earnings                                                      16,287,820                  17,056,219
                                                                 ------------------          ------------------

             Total shareholders' equity                                  22,336,989                  22,880,336
                                                                 ------------------          ------------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                         $       26,864,514          $       28,759,209
                                                                 ==================          ==================

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months Ending                    Three Months Ending
                                                       September 30                           September 30
                                              ---------------------------------      --------------------------------


                                                   2001              2000                2001               2000
                                              ---------------    --------------      --------------     -------------


SALES                                          $ 13,722,133      $ 18,929,794        $  6,080,812         $  6,772,664

COST OF SALES                                    10,995,547        16,114,214           4,892,802            5,156,124
                                               ------------      ------------        ------------         ------------

GROSS PROFIT                                      2,726,586         2,815,580           1,188,010            1,616,540

SELLING, GENERAL AND
    ADMINISTRATIVE EXPENSES                       3,731,685         5,275,007           1,535,340            1,768,933

NET GAIN ON DISPOSAL
    OF ASSETS (Note 3)                               12,435         1,638,369                  --            1,590,419
                                               ------------      ------------        ------------         ------------

(LOSS) INCOME
    FROM OPERATIONS                                (992,664)         (821,058)           (347,330)           1,438,026

OTHER INCOME(EXPENSE):
    Interest expense                               (162,776)         (664,333)            (40,775)             (72,456)
    Interest income                                 427,768           493,074             109,149              240,958
    Net rental income                                94,507           162,215              33,368               17,325
    Other                                            14,076            36,604               7,925                  756
                                               ------------      ------------        ------------         ------------

    Other income, net                               373,575            27,560             109,667              186,583

(LOSS) INCOME BEFORE
     INCOME TAX
    (EXPENSE) BENEFIT                              (619,089)         (793,498)           (237,663)           1,624,609

INCOME TAX
     (EXPENSE) BENEFIT (Note 10)                   (149,310)          271,694            (149,310)            (499,743)
                                               ------------      ------------        ------------         ------------
NET (LOSS) INCOME                              $   (768,399)     $   (521,804)       $   (386,973)        $  1,124,866
                                               ============      ============        ============         ============
BASIC AND DILUTED (LOSS)
     EARNINGS PER SHARE
     (Note 12)                                 $      (0.02)     $      (0.01)       $      (0.01)        $       0.02
                                               ============      ============        ============         ============

WEIGHTED AVERAGE
    COMMON SHARES                                48,355,610        48,655,270          48,355,610           48,355,610
                                               ============      ============        ============         ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Nine Months Ending
                                                                                            September 30,
                                                                                 -------------------------------------
                                                                                       2001              2000
                                                                                 -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $     (768,399) $       (521,804)
    Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                                                  1,786,107         2,000,823
         Gain on sale of property and equipment                                           (12,435)       (1,638,369)
         Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                           (964,237)         (117,553)
           Inventories                                                                    512,678         2,001,500
           Other                                                                          229,897            78,383
           Accounts payable                                                              (274,754)       (2,432,708)
           Accrued expenses                                                              (148,170)          (51,369)
           Income taxes receivable/payable                                                149,310        (4,004,770)
                                                                                   --------------  ----------------

Net cash provided by (used in) operating activities                                       509,997        (4,685,867)
                                                                                   --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures and construction of assets held for sale                        (818,198)       (2,389,587)
    Proceeds from disposal of property and equipment                                       17,491         7,975,700
    Proceeds from sale of store operations                                                     --         1,074,514
    Proceeds from sale of Rugged Liner assets                                                  --           361,700
    Payments received on notes receivable-related party                                   113,939         1,487,646
                                                                                   --------------  ----------------

Net cash (used in)  provided by investing activities                                     (686,768)        8,509,973
                                                                                   --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                 (160,286)         (169,637)
    Principal payments on obligations under capital leases                               (768,138)         (706,372)
    Disgorgement of trading profits (Note 9)                                              225,052                --
                                                                                   --------------  ----------------

Net cash (used in) financing activities                                                  (703,372)         (876,009)
                                                                                   --------------  ----------------

NET (DECREASE) INCREASE IN CASH                                                          (880,143)        2,948,097
                                                                                   --------------  ----------------

CASH, BEGINNING OF PERIOD                                                               2,566,036         1,069,338
                                                                                   --------------  ----------------

CASH, END OF PERIOD                                                                $    1,685,893  $      4,017,435
                                                                                   ==============  ================

                                                                     (Continued)

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Nine Months Ending
                                                                                       September 30,
                                                                             ----------------------------------
                                                                                  2001              2000
                                                                             ----------------  ----------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                    $     177,204     $     442,053
                                                                               =============     =============

   Cash paid during the period for taxes                                       $          --     $   3,729,000
                                                                               =============     =============


SUPPLEMENTAL SCHEDULE OF NONCASH
   FINANCING ACTIVITIES:

Sale of Rugged Liner assets, net of cash received (Note 11)
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
                                                                                                 =============

                                                                     (concluded)

                       SPORTS RESORTS INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

             All share and per share data has been restated to conform with the 2 for 1 stock split paid on September 6, 2001, as described in Note 12.

             NEW ACCOUNTING PRONOUNCEMENTS - In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141 "Business Combinations". SFAS No. 141 standardizes the accounting for business combinations by requiring that all business combinations be accounted for by using the purchase method and modifies the recognition criteria for identification of intangible assets acquired in a business combination. This statement is effective for all business combinations initiated after September 30, 2001.

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

Note 2       RELATED PARTY TRANSACTIONS

             Note Receivable

             During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is current at September 30, 2001 and is secured by a mortgage and personal guarantee.


             Accounts Receivable

             During 2000 and the first nine months of 2001, the Company paid certain expenses on behalf of affiliated entities. The amount outstanding at September 30, 2001 was approximately $1,054,000.

Note 3       SALE OF TECUMSEH HEADQUARTERS

             In June 2000, the Company sold its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consisted of approximately 150 acres and the buildings and improvements thereon for approximately $6 million. A gain of approximately $1.9 million was recognized in the quarter ended September 30, 2000 and is included in net gain on disposal of assets.

Note 4       INVENTORIES

             Inventories are summarized as follows:

                                                                                  September 30,       December 31,
                                                                                      2001               2000
                                                                                  (unaudited)
                                                                                -----------------  -----------------

             Finished products                                                 $         767,707  $       1,109,251
             Raw materials                                                               515,950            687,084
                                                                               -----------------  -----------------

             Total inventories                                                 $       1,283,657  $       1,796,335
                                                                               =================  =================

Note 5       ASSETS HELD FOR SALE

             During 2000 and 2001, the Company built a total of eighteen condominium units at its CBIR facility in Brainerd, Minnesota. These units are fully furnished and are included in assets held for sale with a carrying value of approximately $2,328,000 and $524,000 at September 30, 2001 and December 31, 2000, respectively.

Note 6       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:

                                                                       September 30,           December 31,
                                                                            2001                   2000
                                                                        (unaudited)
                                                                     -------------------     ------------------

             Land and improvements                                  $         2,746,680     $        2,611,658
             Track                                                            1,903,123              1,903,123
             Buildings                                                        1,824,484              1,842,043
             Leasehold improvements                                             294,280                 86,325
             Bleachers & fencing                                              1,661,631              1,661,631
             Equipment (including equipment under capital lease)              6,651,117              6,737,659
             Transportation equipment                                         1,266,505              1,221,086
             Furniture & fixtures                                               707,183                698,132
             Tooling                                                          3,265,542              3,169,235
             Construction in progress                                                --              1,394,965
                                                                    -------------------     ------------------

                    Total                                                    20,320,545             21,325,857
                    Less accumulated depreciation                           (10,720,379)            (9,238,919)
                                                                    -------------------     ------------------

             Net property, plant and equipment                      $         9,600,166     $       12,086,938
                                                                    ===================     ==================

             Construction in progress at December 31, 2000 consists of a twelve-unit condominium townhouse with room for retail space at CBIR. The condominiums were completed in the third quarter of 2001 and are included in assets held for sale. (Note 5)

             In October 2000, the Company made a non-refundable deposit of $25,000 and entered into an agreement to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The Company made a second non-refundable payment of $25,000 in October 2001 to extend the required closing date of this purchase agreement to February of 2002. In January and February 2001 the Company made a total of $80,000 in non-refundable deposits and entered into various agreements with four to six month terms to purchase adjacent real estate. In June and July 2001 the various agreements were extended for additional periods of four to six months for an additional $80,000. The payments to extend the agreements are also non-refundable.

Note 7       LONG TERM DEBT

             Long-term obligations consist of the following:

                                                                                   September 30,          December 31,
                                                                                       2001                   2000
                                                                                    (unaudited)
                                                                                --------------------    ------------------

         Term loan, annual installments of $100,675 plus interest at
           9% through August 2003;  secured by related assets                  $            201,350    $          302,025
         Mortgage payable to a bank, interest at the bank's prime
           rate plus 2% (effective rate of 8.0% and 11.5% at September
           30, 2001 and December 31, 2000 respectively) annual principal payments of $50,000 plus interest due quarterly, through
           September 2004;  secured by underlying property                                  150,000               200,000
         Capital lease obligations through December 2002;
           monthly installments include interest at rates between
           7.5% and 8.75%, collateralized by the related machinery
           and equipment (Note 6)                                                         1,793,825             2,561,963
         Other                                                                                   --                 9,611
                                                                               --------------------    ------------------
                     Total                                                                2,145,175             3,073,599

         Less current portion                                                            (1,248,743)           (1,194,814)
                                                                               --------------------    ------------------

         Long-term                                                             $            896,432    $        1,878,785
                                                                               ====================    ==================

Note 8       ACCRUED EXPENSES

             Accrued expenses consist of the following:

                                                                                   September 30,           December 31,
                                                                                       2001                    2000
                                                                                    (unaudited)
                                                                                --------------------   ------------------
            Accrued settlements                                                $            453,376    $          454,500
            Accrued interest                                                                 58,531                72,959
            Other                                                                           619,536               752,154
                                                                               --------------------    ------------------


            Total                                                              $          1,131,443    $        1,279,613
                                                                               ====================    ==================

Note 9   DISGORGEMENT OF TRADING PROFITS

         During the quarter ending June 30, 2001, the Company became aware that one of its officers had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company has sought and has received the disgorgement of the profits received as a result of this improper trading. During the quarter ending June 30, 2001, the Company received $208,126 which was credited to paid in capital. In July 2001, the Company received $16,926, satisfying this matter in its entirety.

         Additionally, in October 2001 the Company became aware of improper trading activity of its common stock through a brokerage account controlled by Patsy Lou Williamson Buick-GMC,

           Inc., a company wholly owned by Patsy Lou Williamson, the wife of Donald J. Williamson. In November 2001, the Company's Board of Directors sought and received on behalf of the Company the total disgorgement of approximately $36,000 of profits as a result of this trading.


Note 10    INCOME TAXES

           Federal income taxes receivable relate to net operating losses eligible for carryback to 1998. In September 2001, the Company filed its 2000 Federal income tax return resulting in an adjustment of approximately $149,000 for timing differences which were not deductible in 2000 for which a valuation allowance was provided.

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

Note 11    COMMON STOCK REDEEMED/SALE OF CRL ASSETS TO INTERNATIONAL
           LINER

           On September 22, 2000, but effective as of May 1, 2000, the Company sold certain inventory, property, plant and equipment, and accounts receivable to International Liner, a corporation controlled by Mark German, the Company's former President. In exchange for these assets, International Liner paid the Company $361,700 in cash and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered 681,042 shares of the Company's Common Stock. The Company wrote-off goodwill of approximately $586,000 associated with assets sold. No gain or loss was recorded as a result of this transaction.

Note 12    (LOSS) EARNINGS PER SHARE/STOCK SPLIT

           Basic (loss) earnings per share was based upon the weighted average number of shares outstanding. Diluted (loss) earnings per share assumes the exercise of common stock options when dilutive. Therefore, basic and diluted (loss) earnings per share are the same.

           On July 9, 2001, the Company's Board of Directors declared a 2 for 1 stock split payable to shareholders of record on August 9, 2001. In order to effectuate the stock split, the Company obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. The stock split was paid on September 6, 2001. All share and per share data in these condensed financial statements has been restated to reflect the stock split.

Note 13    CONTINGENCIES

           On December 17, 1998 the Company sold substantially all of the assets used in its former bumper production operations. The sale consisted of substantially all inventory, machinery and equipment, accounts receivable and prepaid items. The purchaser also assumed certain liabilities such as accounts payable and purchase commitments. On September 13, 2000, the Company received notice of an indemnity claim by the purchaser for approximately $866,000, net of deductibles and offsetting amounts owed to the Company. Management is investigating the claim and contesting its merit.

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

           As a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. One claim involving the estate of one of the pilots has been successfully settled. A second claim, filed March 12, 2001, is currently in litigation. The claimant in the second claim is seeking $10 million in damages against the Company. A third claim, of an undisclosed amount, has been made by the estate of another crewmember and is also in litigation. In addition to the above claims, there exists the potential of at least one or more additional claims against the Company. In the opinion of Company management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance will be adequate to satisfy all the claims concerning the crash.



Note 14    SEGMENTS OF BUSINESS

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

           Financial information segregated by reportable product segment is as follows:

                                        Nine Months Ending                             Three Months Ending
                                          September 30                                   September 30
                                          (unaudited)                                    (unaudited)
                                -----------------------------------            ------------------------------------

                                     2001               2000                        2001                2000
                                ----------------   ----------------            ----------------    ----------------
Sales:
   Truck
     Accessories                $ 10,466,311         $ 15,700,982               $  3,221,087          $  3,860,425
   Raceway                         3,255,822            3,228,812                  2,859,725             2,912,239
                                ------------         ------------               ------------          ------------
Total                           $ 13,722,133         $ 18,929,794               $  6,080,812          $  6,772,664
                                ============         ============               ============          ============


(Loss) Income
From Operations:
   Truck
     Accessories                $   (722,712)        $   (331,419)              $   (621,822)         $  1,140,581
   Raceway                          (269,952)            (489,639)                   274,492               297,445
                                ------------         ------------               ------------          ------------
Total                           $   (992,664)        $   (821,058)              $   (347,330)         $  1,438,026
                                ============         ============               ============          ============
