Form 10-K
period 2001-12-31
SPORTS RESORTS INTERNATIONAL INC
filed 2002-03-29
CIK 771249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------


                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[x]                           EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]                           EXCHANGE ACT OF 1934
   For the transition period from ____________________ to ____________________

                        Commission File Number: 2-98277C

                       SPORTS RESORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

            MICHIGAN                                      38-3262264
  (State or other jurisdiction                         (I.R.S. employer
of incorporation or organization)                     identification no.)

   951 AIKEN ROAD, OWOSSO, MICHIGAN                          48867
(Address of principal executive offices)                   (Zip code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (989) 725-8354

      Securities registered pursuant to Section 12(b) of the Act:    None

           Securities registered pursuant to Section 12(g) of the Act:

                                                  Name of each exchange
          Title of each class                      on which registered
   -----------------------------------         -----------------------------
     Common Stock, $0.01 par value                Nasdaq SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 6, 2002: 48,362,953 The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 6, 2002: $8,441,263.

Documents and information incorporated by reference: None.

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

It is important to note that our actual results could differ materially from those anticipated in our forward-looking statements depending on various "risk factors." Such risk factors include: concentration of stock ownership, relationships with race sanctioning bodies, competition for leisure dollars, reliance on key personnel, potential liabilities for personal injuries, need for additional financing, limited trading market for our stock, dependence on the North American new truck industry, variability of raw material and labor costs, failure to manage mergers, acquisitions, dispositions and diversification into other lines of business, the need to effectively manage a large sports and entertainment development project and other factors discussed under the caption "Risk Factors."

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

ITEM 1.  BUSINESS

INTRODUCTION

We are a Michigan corporation and a holding company with two active wholly owned subsidiaries. We have no independent operations of our own, however, we provide various administrative functions for our operating subsidiaries. The Colonel's Truck Accessories, Inc. ("CTA"), and The Colonel's Brainerd International Raceway, Inc. (formerly named Brainerd International Raceway, Inc.) ("CBIR") are our two operating subsidiaries. The Colonel's Inc. ("The Colonel's") is an inactive subsidiary, having sold substantially all of its assets except for certain land and transportation equipment in December 1998. Our active subsidiaries operate in two segments, truck accessories and sports and entertainment.

NAME CHANGE/DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. In order to reflect the increasing prominence of the sports and leisure segment of our business, effective March 8, 2001 we began doing business under the assumed name of Sports Resorts International, Inc. On March 12, 2001, we changed our ticker symbol on the Nasdaq SmallCap Market from "COLO" to "SPRI". We received written consent from a majority of our shareholders and legally changed our name on April 16, 2001.

During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genessee County, Michigan. This project is in the development stage. We have received preliminary zoning and site plan approval for development of the site. Final approval is subject to the Mount Morris Township Planning Board's review of a highway traffic impact study for the site. The Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

2 FOR 1 STOCK SPLIT. On July 9, 2001, our Board of Directors declared a 2 for 1 stock split payable to shareholders of record on August 9, 2001. In order to effectuate the stock split, the Company obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. The stock split was paid on September 6, 2001. All share and per share data in the consolidated financial statements in Appendix A has been restated to reflect the split.

THE COLONEL'S TRUCK ACCESSORIES, INC. ("CTA")

GENERAL

CTA was formed in 1995 to meet the demand in the new and used vehicle accessories market for a high quality pickup truck bedliner. CTA began to manufacture its products in May of 1996 and began to market and distribute them during the third quarter of 1996.

PRODUCTS

Truck bedliners are plastic inserts that are placed into the rear beds of pickup trucks. Owners purchase these inserts to protect the paint and structural integrity of their truck beds. Many manufacturers/distributors of this product are in the marketplace and their products range in quality from very poor to excellent. Poor bedliners have bad fit and finish, may require special drilling into the vehicle to support mounting attachments and are of thinner gauge plastic. Excellent products do not have these deficiencies. Other differentiating features of better products include sidewall reinforcements, drainage channels and other features. In our opinion, CTA makes a highly competitive product.

CTA manufactures approximately 90 different bedliners that are made to fit a number of different vehicle models. CTA produces both under-the-rail and over-the-rail products.

MANUFACTURING

CTA uses plastic sheet extrusion machines and rotary vacuum formers to produce bedliners from polyethylene resin. Raw materials are maintained in large vessels in CTA's Owosso, Michigan plant. Keeping these materials inside avoids temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet and reduces variations in the quality of CTA's extruded sheets. We believe that our present source and adequate replacement sources will be available to meet our anticipated demand. Raw material can be subject to significant price fluctuation.

We believe that CTA is unique among all United States bedliner manufacturers based on the type of equipment used and control of product employed in this operation. We believe that CTA's ability to control every element of production, from raw materials to finished product, makes CTA's operation highly competitive.

Total annual production capacity in the Owosso plant is estimated at over 400,000 units, assuming three shifts of operation. The facility currently runs two shifts per day, and produced approximately 225,000 units in 2001.

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

During 1999, CTA decided to discontinue its retail store operations and focus on its core activity of bedliner manufacturing in Owosso, Michigan. During 1999, CTA sold a number of store operations to existing and new distributors and consolidated store operations in close proximity to effect cost reductions. CTA completed the sale of retail store operations in 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from CTA or to make certain minimum purchases from CTA for a five-year period (as long as CTA provides a quality product, on time and at competitive prices).

MARKET

The market for bedliners is estimated at approximately 50% of the total volume of new pickup trucks sold in the United States, both foreign and domestic, and is estimated to be 3 million units per year. The pickup truck market which constitutes a substantial percentage of all vehicles sold, continues to grow. As this market expands, so does the auxiliary equipment market. CTA's truck accessories target this market.

COMPETITION

CTA believes that there are only two other major manufacturers of drop-in bedliners in the United States. Durakon Industries, Inc. and Penda Corporation manufacture and sell the majority of all bedliners in the United States with CTA currently the third largest manufacturer in this market.

EMPLOYEES

CTA employs approximately 115 people, including approximately 110 contract employees leased through an employment brokerage service. CTA's management team includes a former Durakon employee with manufacturing experience in this industry sector. We believe that this individual, along with CTA's other management personnel, bring a strong background to CTA's management team.

PROPERTIES

CTA manufactures bedliners at its Owosso, Michigan plant, which is leased from a company owned by Donald and Patsy Williamson, the majority shareholders of our Company. The plant has 240,000 square feet of space, which CTA believes is adequate for current operations and planned expansion. This facility, which also houses our headquarters, is located at 951 Aiken Road, Owosso, Michigan.

THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC. ("CBIR")

GENERAL

CBIR and its predecessors have operated the Brainerd International Raceway, which is located at 5523 Birchdale Road, Brainerd, Minnesota (the "Raceway"), since June 1973. At the Raceway, CBIR organizes and promotes various spectator events such as road and drag races, including races for sports cars, motorcycles and go-karts, and derives a substantial portion of its revenues from ticket sales and spectator attendance. In addition, CBIR permits the use of the Raceway by others who organize and promote racing events and by individuals or commercial organizations that may use the Raceway for automobile road testing or filming. The raceway operates from May through October. Typically, racing events, whether or not organized by CBIR, are conducted over a two to four-day period, usually encompassing a weekend.

SOURCES OF REVENUE

CBIR derives its revenues from four principal sources: (1) admissions; (2) camping fees, concession sales, and track rentals; (3) entry fees; and (4) sponsorship fees.

Tickets are available in advance for all events through CBIR's ticket office in Flint, Michigan. Tickets are available at the gate at the time of events. CBIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by CBIR for only five spectator events in 2001. CBIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. The fee charged for such uses varies and is negotiated in each case. Entry fees are received from race participants usually at the start of each race event. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season.

EVENTS AND ACTIVITIES

During 2001, CBIR organized and promoted several major spectator events, including two drag races (the "Federal-Mogul Drag Racing Series" and the NHRA "Winston Nationals"), two special events ("The Colonel's Truck Accessories Show & Go" and "The Colonel's Truck Accessories Muscle Car Shoot-Out"), and one motorcycle race (the "AMA Classic").

The Federal-Mogul Drag Racing Series, held on June 9 through 11, 2001, was a drag racing event sponsored nationally by Federal-Mogul Corporation. A drag race is generally conducted between two vehicles from a standing start over a one-quarter mile track, using sophisticated starting and timing systems. The Federal-Mogul Drag Racing Series was sanctioned by the National Hot Rod Association (the "NHRA") and was one of a series of five events in the Central States Division of the NHRA. The Federal-Mogul Drag Racing Series was organized and promoted jointly by CBIR and the NHRA, and included both professional and amateur drivers who paid CBIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. Lucas Oil Products assumed sponsorship of this series for the 2002 through 2005 seasons.

The Colonel's Truck Accessories Show & Go event was held on June 29 through July 1, 2001. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Colonel's Truck Accessories Muscle Car Shoot-Out was held on July 20 through 22, 2001. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles.

The AMA Classic, held on July 27 through July 29, 2001, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event, previously known as the Suzuki Classic, featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

The Winston Nationals event, held August 14 through 20, 2001, was sponsored by Winston under an agreement with the NHRA. This event features mainly professional drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of the RJ Reynolds Tobacco Company and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Fuel Dragster, Top Fuel Funny Car, Pro Stock, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Winston Nationals were organized and promoted by the NHRA. The NHRA sanctions the Raceway for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. CBIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The agreement with the NHRA is for one year with three three-year extensions (10 years total). CBIR extended its contract with the NHRA in 1999 through 2002. Under the sanction agreement, CBIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA. PowerAde has assumed Winston's role as a major sponsor to the NHRA in 2002.

CBIR also organized and sponsored four weekend drag racing "bracket" events in 2001, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and CBIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

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

During 2001, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, during 2001, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association; a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 2001, the Northland Region Karting Association, affiliated with the World Karting Association (the "WKA"), organized and sponsored several go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 2002.

Frequently CBIR rents the Raceway to various individuals or organizations for their own unsanctioned events. Companies and other organizations use the track for winter cold weather testing, driving schools and to test or film the operation of various motor vehicles.

In addition to continuing to schedule the events discussed above, CBIR is also seeking to establish additional revenue producing uses for the Raceway. For 2002, CBIR is adding "Thunder at the Lakes", a four day drag racing event for non-professional drivers to be held over Memorial Day weekend, May 24 through May 27, 2002. This event will be sponsored by the Colonel's Truck Accessories and sanctioned by the NHRA. CBIR is also pursing additional spectator racing events and music festivals, obtaining additional advertising and sponsorship, and the rental or sale of 18 recently completed condominium units.

SANCTIONING ORGANIZATIONS

Most racing events conducted at the Raceway, including the five principal spectator events held by CBIR during 2001, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters. CBIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the SCCA (governing sports cars), the NHRA (governing drag racing), the AMA (governing motorcycles) and the WKA (governing go-karts).

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

SEASONAL BUSINESS/WEATHER

Substantially all of CBIR's revenues arise from operation of the Raceway during the period of May through October of each year. CBIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by CBIR. While sports car, stock car and motorcycle races may be conducted in many different weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket buyers. A substantial majority of CBIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. Bad weather was not a significant factor in 2001.

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

CBIR completed the construction of six fully furnished condominium units in 2000, which are being marketed for sale. Twelve additional units with room for retail space, were completed in 2001 and are being marketed as rental units.

CBIR's executive offices and ticket sales are located at 927 South Saginaw Street Flint, Michigan 48502, where CBIR leases approximately 5,000 square feet of office space from Don Williamson, a majority shareholder of our Company.

THE COLONEL'S, INC. ("THE COLONEL'S")

As noted above, on December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operation. The Colonel's retained ownership of certain real estate including 61 acres to be used in connection with the proposed sports and entertainment complex along with certain transportation equipment that was not part of the sale.

PROPERTIES

The Colonel's owns approximately 61 acres on I-75 in Mount Morris Township, Michigan. Additionally, the Colonel's has options to purchase adjacent parcels in Mount Morris Township, Michigan totaling approximately 215 acres.

The Colonel's owns various other properties totaling approximately 20 acres on Clio Road located in Mount Morris Township, Michigan.

ITEM 2.  PROPERTIES

We are a holding company with no independent operations. Significant properties leased or owned through our subsidiaries are as follows:

   o  951 Aiken Road, Owosso, Michigan
         240,000 square foot manufacturing facility and corporate headquarters (leased) See Item 13, "Certain Relationships and Related Transactions" for terms

   o  5523 Birchdale Road, Brainerd, Minnesota
         Racetrack and supporting facilities on approximately 650 acres (owned)

   o  I-75, Mount Morris Township, Michigan
         61 acres (owned)

   o  I-75, Mount Morris Township, Michigan
         Options to purchase an additional 215 acres adjacent to the property described above

   o  Coldwater Road, Mount Morris Township, Michigan
         20 acres (owned)

ITEM 3.  LEGAL PROCEEDINGS

In May 2000, the landlord of a facility formerly occupied by CTA filed suit in the Superior Court for Riverside County, California, claiming that we breached our lease by failing to notify the landlord of our intention to sublease the facility. The landlord has been awarded possession of the property and is seeking damages of an undisclosed amount. We are vigorously defending this matter and do not expect that it will have a material effect on our financial condition.

As a result of the crash of an airplane owned by us in August 2000, claims have been made against us. Three claims have been successfully settled and have been covered by our insurance policy. A fourth claim, of an undisclosed amount, has been made by the estate of a crewmember and is in litigation. In the opinion of our management and outside legal counsel, who have conducted a thorough review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under our insurance policy. However, there can be no assurance that our insurance policy will be adequate to satisfy all the claims concerning the crash.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2001 through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record on January 7, 2002 was 239.

The table below sets forth the high and low sales prices by calendar quarter for our Common Stock for 2001 and 2000:


                                       2001                                  2000
                            --------------------------             -------------------------
                               High             Low                   High            Low
                            --------         ---------             ---------        --------
January - March             $   4.50         $    1.50             $  3.813         $  2.00
April - June                $   8.00         $    1.828            $  3.719         $  2.438
July - September            $   9.55         $    5.22             $  5.00          $  1.281
October - December          $   8.68         $    5.46             $  4.094         $  2.75


During 2001 and 2000 we did not declare or pay any cash dividends on our Common Stock. We do not anticipate declaring or paying any dividends in the foreseeable future, rather we intend to apply earnings, if any, to the development of the business of our subsidiaries. In July 2001, we declared a 2 for 1 stock split. Share prices prior to July 2001 have been restated to reflect the split.

We made no unregistered sales of our securities in 2001.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data shown below for each of the five years in the period ended December 31, 2001 has been derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and related notes thereto included in Appendix A and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                           2001           2000            1999             1998                1997
                                       -----------    -----------     ------------      -----------        -----------
Operations(1):
Operating revenues                     $16,817,966    $21,651,407     $36,217,508       $29,931,869        $11,772,242
Loss from continuing
    operations                         $(3,979,891)   $(1,875,046)    $(5,078,556)      $(2,488,422)       $(1,190,086)
Net (loss) income                      $(3,979,891)   $(1,875,046)    $(5,078,556)      $11,005,592        $ 3,408,759
Basic and diluted
    (loss) earnings per share:
     Continuing operations             $     (0.08)   $     (0.04)    $     (0.11)      $     (0.05)       $     (0.03)
       Net (loss) income               $     (0.08)   $     (0.04)    $     (0.11)      $      0.23        $      0.07


Financial Condition:
Current assets                         $ 4,908,035    $ 7,110,406     $11,839,638       $ 30,485,006       $16,207,880
Current liabilities                    $ 3,851,186    $ 3,937,688     $10,151,718       $ 13,628,479       $13,160,122
Total assets                           $22,190,241    $27,801,442     $39,884,719       $ 52,302,893       $44,880,280
Long term debt                         $   608,002    $ 1,878,785     $ 3,073,601       $  3,942,686       $ 8,844,055

----------------

(1) The Company sold substantially all of the assets of The Colonel's, Inc. used in its bumper production operations in December 1998. As a result, operating revenues and loss from continuing operations for all periods presented do not include the operations of the bumper division. The results of the discontinued operations are included in net income.


CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (SEC), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the notes to the consolidated financial statements in Appendix A includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. The following is a brief discussion of the more critical accounting policies and methods used by our Company.

In addition, Financial Reporting Release No. 61 was recently released by the SEC to require all companies to include a discussion to address, among other things, liquidity, off-balance sheet arrangements, contractual obligations and commercial commitments.

GENERAL - Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating the reported consolidated financial results include the following:

REVENUE RECOGNITION - For sales of products, we recognize revenue at the time the product is shipped and title is passed to our customers. We offer discounts for prompt payment, which allows customers to take deductions against amounts owed. We maintain a provision for discounts and monitor discounts taken. For CBIR, revenue is recognized when earned at the time of the related event. Advance sales and event related revenues for future events are deferred until earned.

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - Our consolidated balance sheets include significant amounts of long-lived assets and goodwill. We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Assumptions regarding our future business outlook affect our evaluation. While we continue to review and analyze many factors that can impact our business prospects in the future, our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.


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

It is important to note that our actual results could differ materially from those anticipated in our forward-looking statements depending on various "risk factors." Such risk factors include: concentration of stock ownership, relationships with race sanctioning bodies, competition for leisure dollars, reliance on key personnel, potential liabilities for personal injuries, need for additional financing, limited trading market for our stock, dependence on the North American new truck industry, variability of raw material and labor costs, failure to manage mergers, acquisitions, dispositions and diversification into other lines of business, the need to effectively manage a large sports and entertainment development project and other factors discussed under the caption "Risk Factors."

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

BACKGROUND AND SUBSIDIARIES

As discussed herein we have two subsidiaries: The Colonel's Truck Accessories, Inc. ("CTA"), and The Colonel's Brainerd International Raceway, Inc. ("CBIR"). The Colonel's Inc. ("The Colonel's") is an inactive subsidiary, having sold substantially all of its assets except for certain land and transportation equipment. Information about the businesses of these subsidiaries is set forth in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets decreased from $7,110,000 at December 31, 2000 to $4,908,000 at December 31, 2001. This decrease primarily related to a $1,334,000 decrease in cash and a $646,000 decrease in inventory. Our consolidated current liabilities decreased from $3,938,000 at December 31, 2000 to $3,851,000 at December 31, 2001. This decrease primarily relates to $176,000 decrease in accounts payable.

Cash decreased by $1,334,000 from the year ended December 31, 2000 to December 31, 2001 primarily due to cash generated in operating activities of $1,018,000 offset by capital expenditures of $1,047,000, debt repayments of $1,195,000 and net advances to related parties of $538,000. We lease our Owosso, Michigan facility and our Flint, Michigan ticket office from companies controlled by Donald J. Williamson, who together with his wife own approximately 98% of our outstanding common stock. Rental payments to related parties of $626,000 are included in our cash flows in 2001.

Accounts receivable-trade increased by approximately $90,000 from $785,000 as of December 31, 2000 to $875,000 at December 31, 2001, due to increased sales activity for CTA associated with the fourth quarter of 2001, as compared to the fourth quarter of 2000.

Federal income taxes receivable relate to net operating losses eligible for carryback to 1998. The balance of $914,000 at December 31, 2001 represents the amount due per our Federal income tax return as filed, compared to our estimate of such amount at December 31, 2000 of $1,029,000. See also subsequent events.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments.

Inventories decreased by approximately $646,000 between December 31, 2000 and December 31, 2001, from $1,796,000 to $1,150,000 primarily as a result of increased sales activity for fourth quarter of 2001, as compared to the fourth quarter of 2000 and an overall reduction in bedliners produced due to the anticipated slow down in sales in the fourth quarter of 2001 and early into 2002.

Other assets-current decreased $188,000, from $788,000 at December 31, 2000 to $600,000 at December 31, 2001, primarily due to amounts received relative to the sale of miscellaneous non-productive assets recorded at December 31, 2000.

Net property, plant and equipment decreased by approximately $2,813,000 from $12,611,000 at December 31, 2000 to $9,798,000 at December 31, 2001 due to fixed asset additions of $1,047,000 offset by depreciation for the period of $1,990,000 and the write-down of impaired assets of $1,859,000 related to condominium units at our CBIR facility. Costs to complete the condominium units, leasehold improvements, land improvements, furniture and fixtures, molds, and tooling comprised additions during the period.

Goodwill decreased by approximately $387,000 from $1,518,000 at December 31, 2000 to $1,131,000 at December 31, 2001 as a result of normal amortization expense over a seven-year period.

Other assets-long term decreased $73,000 from $1,687,000 at December 31, 2000 to $1,614,000 at December 31, 2001 primarily as a result of the write-off of payments made for option agreements on the purchase of land to develop the Complex.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $176,000 from $1,445,000 at December 31, 2000 to $1,269,000 at December 31, 2001 due to a reduction in material purchases for bedliner production and available cash to pay amounts owed.

Accrued expenses were $1,298,000 at December 31, 2000 compared to $1,311,000 at December 31, 2001.

During 2000 and 2001 we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we advanced $223,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to our CBIR facility in Brainerd, Minnesota. Upon completion, it is Mr. Williamson's intent to contribute the facility to us, at which time the advance would be forgiven. The total amount outstanding at December 31, 2001 and 2000 was $1,496,000 and $958,000 respectively, which is to be reimbursed to us by the affiliated entities.

OUTSTANDING LOANS

We entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. We also have a term loan of $200,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate and a single principal payment of $50,000 per year through 2004.

In 1995, we leased $2,689,000 of equipment under a lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner as noted above.

We believe that we will be able to satisfy our ongoing cash requirements for operating activities in the next twelve months and thereafter with available cash, cash flows from operations and the collection of our Federal income tax refunds and advances and notes receivable outstanding from the majority shareholder and related entities. Borrowing arrangements or additional public capital will be necessary to fund the proposed sports and entertainment complex which we have been unable to obtain to date.

RESULTS OF OPERATIONS

Our revenues were $16,818,000, $21,651,000 and $36,218,000 for the years ended December 31, 2001, 2000 and 1999 respectively. Revenues attributable to CTA were $13,502,000, $18,302,000 and $32,572,000 for the years ended December 31, 2001,
2000 and 1999 respectively. The decrease in CTA's revenue was primarily attributed to the sale of retail store operations in 1999 and 2000. Revenue from retail store operations was $5,346,000 in 2000 and $16,784,000 in 1999. CBIR's revenues were

$3,316,000, $3,349,000 and $3,646,000 for the years ended December 31, 2001,
2000 and 1999 respectively.

Cost of sales were $13,501,000, $18,691,000 and $31,231,000 for the years ended December 31, 2001, 2000, 1999 respectively or 80% for 2001, and 86% for both 2000 and 1999 as a percentage of revenue. Cost of sales attributable to CTA were $10,405,000, $15,628,000 and $28,037,000 for the years ended December 31, 2001,
2000 and 1999 respectively. The decrease in cost of sales is primarily attributed to the sale of retail store operations and the consolidation of the bedliner manufacturing operations of our former subsidiary, The Colonel's Rugged Liner, Inc. ("CRL") with CTA's, Owosso, Michigan facility in the second quarter of 2000. Gross profit for CTA was 23% of sales in 2001 and 14% of sales in 2000 and 1999. Cost of sales attributable to CBIR were $3,096,000, $3,063,000 and $3,194,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

Selling, general and administrative expenses were $5,606,000, $7,114,000 and $9,477,000 in 2001, 2000 and 1999 respectively, or as a percentage of revenues, 33% for both 2001 and 2000 and 26% for 1999. Selling, general and administrative expenses attributable to CTA were $4,749,000, $5,735,000 and $8,410,000 for the years ended December 31, 2001, 2000 and 1999 respectively. The overall decrease in expense is primarily due to the sale of retail store operations. Additionally, we consolidated most of our administrative functions into our Owosso, Michigan facility in 2000. Included in selling, general and administrative expense in 2001 are costs to effect the 2 for 1 stock split of $95,000 and the cost to register the shares of Donald J. and Patsy Lou Williamson, our majority shareholders of $215,000.

Selling, general and administrative expenses for CBIR were $857,000, $1,379,000 and $1,067,000 for the years ended December 31, 2001, 2000 and 1999 respectively. Legal fees of $670,000 and $394,000, related to a lawsuit settled in 2000 involving two former employees, are included in fiscal years 2000 and 1999 respectively for CBIR.

There was no significant gain or loss on the disposal of assets in 2001. Net gain on disposal of assets was $1,649,000 for the year ended December 31, 2000 and is comprised principally of a gain of $1,873,000 related to the sale of our Tecumseh, Michigan facility, a gain of approximately $733,000 related to the sale of vacant property in Davison, Michigan, offset by a loss of $125,000 related to the total loss of the Company's aircraft and losses of $736,000 and $102,000 on the sale of retail store operations and other unused production assets, respectively. A net loss on the disposal of assets of $143,000 was incurred for the year ended December 31, 1999 and is related principally to a loss of $424,000 on the sale of retail store operations offset by a gain of $281,000 on the sale of unused production equipment.

The write-down of impaired assets of $1,859,000 in 2001 relates to 18 recently constructed condominium units at our CBIR facility in Brainerd, Minnesota. The write-down reflects the estimated fair value of the condominiums considering future cash flows. There was no write-down of impaired assets in 2000. The write-down of impaired assets of $3,481,000 for 1999 includes $570,000 for property, plant and equipment and inventory at retail store locations held for sale, $266,000 in goodwill associated with store locations held for sale, $222,000 of low usage bedliner molds and tooling used in our Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, furniture and fixtures in use at our Uniontown, Pennsylvania bedliner facility which was closed during the second quarter of 2000, as well as $840,000 in goodwill associated with the Rugged Liner product lines. We consolidated our manufacturing operations into our Owosso, Michigan facility and sold or closed retail stores to reduce manufacturing costs and selling, general and administrative expenses.

Interest expense in 2001 decreased by $352,000 from 2000, primarily due to interest and penalties in 2000 associated with the late payment of our 1998 Federal income taxes. Interest expense was $696,000 lower in 2000 as compared to 1999 for the same reason.

Interest income in 2001 decreased by $25,000 from 2000 primarily due to interest earned on a land contract related to the sale of our headquarters in 2000, offset by changes in interest earned on notes receivable related party and excess cash available for investment purposes at prevailing rates. Interest income in 2000 decreased by $101,000 from 1999 for the same reasons.

We ceased leasing portions of our Tecumseh, Michigan facility to third parties and sold it during the third quarter of 2000. Net rental income was $139,000, $188,000 and $470,000 for the years ending 2001, 2000 and 1999, respectively.

We made non-refundable deposits totaling $222,000 as of December 31, 2001 and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed plan to develop a sports and entertainment complex. Since financing for development of the project was not in place at December 31, 2001, these deposits have been expensed.

RISK FACTORS

FLUCTUATIONS IN INTEREST RATES COULD INCREASE OUR BORROWING COSTS AND ADVERSELY AFFECT OUR FINANCIAL RESULTS

In the event we borrow money in the future, we may be exposed to changes in interest rates. Our credit facilities are usually based on the prime rate of interest and may not necessarily be the lowest rate of interest. If the interest rates charged by our lenders increase, there could be an adverse effect on our financial results.

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN TWO SHAREHOLDERS, WHICH ARE ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

Donald and Patsy Williamson own approximately 98% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all of the shareholders.

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

WE WILL NEED ADDITIONAL FINANCING WHICH MAY OR MAY NOT BE AVAILABLE OR WHICH MAY DILUTE THE OWNERSHIP INTEREST OF CURRENT SHAREHOLDERS

We have previously announced plans to develop a large sports and entertainment complex in Mount Morris Township, Michigan. To date, we have been unable to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

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

OUR RACEWAY OPERATIONS ARE SEASONAL AND THEREFORE ADVERSE WEATHER CAN AFFECT OUR RESULTS OF OPERATIONS

Our raceway operations primarily operate on the weekends from May through October. In the event that adverse weather conditions curtail attendance at any of our races, it could have a material adverse affect on our results of operations.

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

We did not adopt any new accounting pronouncements in fiscal 2001 that had a material impact on our financial condition or results of operations.

On January 1, 2001 we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of this standard, as amended, did not have a material impact on our financial condition or results of operations.

In June 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. We will adopt this standard effective January 1, 2002. Management is currently analyzing the impact of adoption of this standard, and anticipates it will result in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. In addition, the adoption will eliminate annual amortization expense of approximately $387,000 or $.01 per share. See Note 2 to the consolidated financial statements included in Appendix A.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be held and used and disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management has not assessed the impact of the adoption of SFAS 144 on the Company's financial position or results of operations.

SEGMENT REPORTING

For a discussion of our business segments, see Note 14 to the consolidated financial statements included in Appendix A.

SUBSEQUENT EVENTS

On March 9, 2002 the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, we will carryback to 1997 approximately $1,642,000 of net operating losses for which there is currently a valuation allowance. In addition, we believe that we may realize the tax benefit of certain deferred taxes for which there is currently a valuation allowance. The tax benefit of the carryback and change in the valuation allowance will be recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation in enacted.

During the first quarter of 2002, we made net advances of $381,000 on behalf of Donald J. Williamson, our majority shareholder for construction costs related to a convenience store and gas station adjacent to CBIR's facility in Brainerd, Minnesota. Upon completion, it is Mr. Williamson's intent to contribute the facility to us at which time the advances would be forgiven. Additionally, in the first quarter of 2002, we paid $40,000 on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are for the use of a common payroll processing service for which direct reimbursement is to be made as well as a pro rata share of general insurance coverage.

In January and February 2002, we made non-refundable deposits totaling $110,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS. Our Board of Directors currently consists of seven members (in alphabetical order): Maureen C. Cronin, J. Daniel Frisina, Ted M. Gans, Donald R. Gorman, Eric Hipple, Ronald J. Rolak, and Donald J. Williamson.

MAUREEN C. CRONIN (57) Ms. Cronin is a Director of the Company. Ms. Cronin was an Investment Specialist with Charles Schwab & Company in West Palm Beach, Florida from 1995 to 2000. From 1994 to 1995, she served as Vice President of Ted Williams Family Enterprises in Citrus Hills, Florida. From 1991 to 1994, she served as a Financial Consultant and Broker with Salomon Smith Barney/Dean Witter, in Boston, Massachusetts. Ms. Cronin serves as the Chairperson of the Audit Committee. Ms. Cronin has served as a Director since September 2000. Her current term as a Director expires in 2003.

J. DANIEL FRISINA (53). Mr. Frisina is a Director of the Company and a Director of The Colonel's Brainerd International Raceway, Inc. ("CBIR"). Mr. Frisina's principal occupation is an independent consultant to manufacturers and distributors in the automotive parts industry. Mr. Frisina is also a principal and President of Boomers Investment Group, which invests in and manages restaurants, lounges and other hospitality service companies. Previously he was a Director of Global Development for Shyi Tan Enterprises, a Taiwanese manufacturer of autobody parts from 1996 to 1999. He also served as a consultant for Cheng Hong Legion Co., Ltd. (from 1992 to 1996). He was the Chairman of the Board of the Autobody Parts Association, an association that represents the interests of the distributors, suppliers and manufacturers of alternative collision replacement parts. He served as President of The Colonel's from 1988 through 1991. He served as Treasurer and Chief Financial Officer of Brainerd International, Inc., the Company's predecessor, during 1995. Mr. Frisina serves on the Audit Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2002.

TED M. GANS (67). Mr. Gans is a Director of the Company and a Director of The Colonel's Truck Accessories, Inc. ("CTA"). Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Patsy Lou Williamson Buick-GMC, Inc., a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Gans serves on the Executive Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2004.

DONALD R. GORMAN (70). Mr. Gorman is a Director of the Company. Since 1958 Mr. Gorman has been owner and President of D. G. Custom Chrome, LLC. Mr. Gorman was also the owner and President of P. G. Products, Inc., of Cincinnati, Ohio, which prior to the sale of the assets of The Colonel's in December 1998 was one of the Company's major customers. Mr. Gorman serves on the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1997. His current term as a Director of the Company expires in 2004.

ERIC HIPPLE (44). Mr. Hipple is a Director of the Company. Mr. Hipple from time to time provides independent consulting services to the Clio Agency, Inc., a company wholly owned by Donald J.

Williamson and also to Patsy Lou Williamson Buick-GMC, Inc. a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Hipple is a former quarterback for the Detroit Lions. He finished his career in the National Football League in 1989. From 1990 to 1997, he was the President and owner of Hipple & Associates, an insurance agency in Brighton, Michigan. From 1995 to the present, he has served as a football analyst with a Fox television affiliate in the Detroit area. He has also served as a Senior Account Representative with Rho-Mar Agency, an insurance agency located in Farmington Hills, Michigan. Mr. Hipple serves as a director of a number of charitable organizations in Michigan. Mr. Hipple serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since September 2000. His current term as a Director of the Company expires in 2003.

RONALD J. ROLAK (54). Mr. Rolak is a Director of the Company. Mr. Rolak is the Development Director for the Powers Catholic High School Educational Trust Fund, in Flint, Michigan. He has held this position since 1986. From 1973 to 1986, Mr. Rolak was a high school instructor and a varsity football coach at Powers Catholic High School. Mr. Rolak also serves as a director of a number of charitable organizations in Genessee County, Michigan. Mr. Rolak serves on the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1999. His current term as a Director of the Company expires in 2002.

DONALD J. WILLIAMSON (68). Mr. Williamson is the founder of the Company and is a Director and the Chairman of the Board and Chief Executive Officer of the Company. He is also a Director and officer of each of the Company's subsidiaries. From November 1995 until February 1997 he was the President, Chief Executive Officer and a Director of the Company. Between February 1997 and May 1998, Mr. Williamson served as a consultant to the Company. Mr. Williamson serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2004.

EXECUTIVE OFFICERS. As mentioned above, Mr. Williamson is the Chairman of the Board and Chief Executive Officer of the Company. Two additional executive officers are:

GREGORY T. STRZYNSKI (43). Mr. Strzynski is the Chief Financial Officer of the Company. He joined the Company in August 1999. Mr. Strzynski was the Corporate Controller of Kitty Hawk International, Inc., formerly known as American International Airways, Inc., from 1993 to 1999. From 1990 to 1993, he served as Corporate Controller for United Solar Systems Corp., a joint venture research and development company between Energy Conversion Devices, Inc. and Canon, Inc. of Japan. From 1988 to 1989 he was Corporate Controller for Armada Products Company, an automotive supplier.

WILLIAM SINGLETERRY (57). Mr. Singleterry is the Vice President of Marketing and Development of the Company. He also serves as the President of CTA. Mr. Singleterry served as the Director of Operations for the Bumper Division of The Colonel's from 1991 to 1998. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

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

To the best of the Company's knowledge, other than as described in "Disgorgement of Trading Profits" below, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common

Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2001.

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

Additionally, in October 2001 the Company became aware of improper trading activity of its common stock through a brokerage account controlled by Patsy Lou Williamson Buick-GMC, Inc., a company wholly owned by Patsy Lou Williamson, the wife of Donald J. Williamson. In November 2001, the Company's Board of Directors sought and received on behalf of the Company the total disgorgement of approximately $31,000 of profits as a result of this trading. Form 4 reporting this activity for the months of August and September of 2001 were filed late.

ITEM 11.          EXECUTIVE COMPENSATION.

Compensation Summary. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 2001, of the Chief Executive Officer of the Company and each executive officer of the Company whose cash compensation in 2001 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                           ANNUAL COMPENSATION                             AWARDS
                                         ----------------------------------------------------------    -------------
                                                                                        OTHER            SECURITIES
NAME AND                                                                                ANNUAL           UNDERLYING
PRINCIPAL POSITION                        YEAR          SALARY         BONUS          COMPENSATION         OPTIONS
---------------------------------        ------       ----------     ---------       --------------    -------------
Donald J. Williamson                      2001        $  160,000      $ 10,000             $0              10,000
Chairman of the Board,                    2000           166,923             0              0              10,000
Chief Executive Officer                   1999           510,000             0              0                   0
and Director

William Singleterry                       2001        $  154,203      $ 10,000             $0              10,000
Vice President of Development             2000           148,354             0              0              10,000
                                          1999           158,653             0              0                   0

Gregory T. Strzynski (1)                  2001        $  117,923      $ 10,000             $0              10,000
Chief Financial Officer                   2000            96,827        21,500              0              10,000
                                          1999            38,365         6,000              0                   0

-------------------
(1) Compensation for 1999 represents approximately five months rather than a full year because Mr. Strzynski joined the company in August 1999.


STOCK OPTIONS

Pursuant to the automatic grant provisions of the Company's 1995 Long-Term Incentive Plan (the "LTIP"), during 2001 Ms. Cronin, Messrs. Frisina, Gans, Gorman, Hipple, and Rolak received options to purchase a total of 20,910 shares of Common Stock. Additionally, in October 2001, each director and Messrs. Singleterry and Strzynski received options to purchase 10,000 shares of Common Stock. Ms. Cronin exercised 11,620 options in December of 2001. None of the Company's Officers or other Directors exercised any of their outstanding options during 2001.

                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                   Potential Realizable Value
                                                                                                     at Assumed Annual Rates
                                                                                                         of Stock Price
                                                                                                     Appreciation or Option
                                                     Individual Grants                                        Term
                            -----------------------------------------------------------------      ---------------------------
                                              % of Total
                                               Options
                             Number of        Granted to          Exercise
                             Securities       Employees/          or Base
                             Underlying       Directors in          Price          Expiration
        Name                  Options         Fiscal Year          ($/Sh)             Date              5%($)       10%($)
---------------------       ------------    --------------         -------        -----------          -------     -------
Donald J. Williamson           10,000             9%                $6.63           10/19/11           $41,696     $105,665
William Singleterry            10,000             9%                $6.63           10/19/11           $41,696     $105,665
Gregory T. Strzynski           10,000             9%                $6.63           10/19/11           $41,696     $105,655




                        FISCAL YEAR-END OPTION VALUES

                                                    Number of                          Value of Unexercised
                                        Securities Underlying Unexercised             In-the-Money Options at
                                           Options at Fiscal Year-End                   Fiscal Year-End (1)
                                     ----------------------------------------   ------------------------------------
            Name                        Exercisable          Unexercisable        Exercisable       Unexercisable
-----------------------------        ------------------     -----------------   ----------------  ------------------
Donald J. Williamson                        10,000                10,000        $    47,100      $       10,800
William Singleterry                         20,000                10,000             91,700              10,800
Gregory T. Strzynski                        10,000                10,000             47,100              10,800

-----------------

(1) Based on the market value of the Company's Common Stock as of December 31, 2001 ($7.71 per share), minus the exercise price, multiplied by the number of options.

COMPENSATION OF DIRECTORS

Effective for 2001, Directors will receive an annual fee of $4,500 plus $1,000 for each Board meeting attended. Additionally, Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof and are granted options under terms of the Companies Long-Term Incentive Plan.

PENSION PLAN

The Company does not provide a retirement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gans, Gorman and Rolak are members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 2001. None of Messrs. Gans, Gorman or Rolak has any employment relationship with the Company or any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, as well as the current year, the Company and its subsidiaries retained Ted M. Gans, P.C. for certain legal services. Fees paid for 2001 were approximately $15,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors currently consists of Messrs. Gans, Gorman and Rolak.

The basic compensation philosophy of the Company is to provide competitive salaries. The Company's executive compensation policies are designed to achieve two primary objectives:

     o Attract and retain well-qualified executives who will lead the Company and achieve and inspire superior performance;

     o   Provide incentives for the achievement of long-term financial goals.

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

Directors, executive officers and other key employees of the Company and its subsidiaries are eligible to receive Incentive Awards under the LTIP. A maximum of 2,000,000 shares of Common Stock (subject to certain antidilution adjustments) are available for Incentive Awards under the LTIP. Of the 2,000,000 shares authorized for Incentive Awards under the LTIP, only one-half can be awarded as restricted stock.

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

The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. During 2001, Ms. Cronin, Messrs. Frisina, Gans, Gorman, Hipple, and Rolak, as non-employee Directors of the Company, each received automatic stock option grants covering a total of 20,910 shares of Common Stock. Additionally, in October 2001, each director and Messrs. Singleterry and Strzynski received options to purchase 10,000 shares of Common Stock.

SECTION 162(M)

Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 2002 or in future years by reason of actions expected to be taken in 2002.

                                  Respectfully submitted,

                                  Ted M. Gans
                                  Donald R. Gorman
                                  Ronald Rolak

STOCK PRICE PERFORMANCE GRAPH

The following graph compares the cumulative total stockholder return on the Company's Common Stock to the Nasdaq Domestic Index and an index of peer companies that produce automobile replacement parts or own and operate motor sports entertainment facilities, assuming an investment of $100.00 at the beginning of the period indicated.

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

              [COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN GRAPH]



(1) The index of peer companies consists of American Axle and Manufacturing Holdings, Inc; Dana Corp.; Dura Automotive Systems, Inc.; Eaton Corporation; Johnson Controls, Inc.; Tower Automotive, Inc.; and International Speedway Corporation

The dollar values for total stockholder return plotted in the graph above are shown in the table below:


                                                                   NASDAQ                   Peer
          Date                    The Company                  Domestic Index               Index
--------------------------   -----------------------        ---------------------       --------------
December 31, 1996                   $  100.00                    $  100.00                  $  100.00
December 31, 1997                      150.00                       122.48                     134.14
December 31, 1998                      113.89                       172.68                     139.81
December 31, 1999                      163.89                       320.90                     114.76
December 31, 2000                      170.84                       193.01                      88.33
December 31, 2001                      342.67                       153.15                     107.85


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of March 6, 2002:


      Name and Address                      Amount of                      Nature of
        Of Beneficial                      Beneficial                     Beneficial                 Percent of
    Owner of Common Stock                  Ownership                      Ownership                   Class(1)
    ---------------------              ------------------    --------------------------------       -----------
Donald J. Williamson                    23,889,160  shares   Sole voting and investment power           49.4 %
951 Aiken Road                                   0  shares   Shared voting or investment power           0.0 %
Owosso, MI 48867

Patsy L. Williamson                      23,309,400 shares   Sole voting and investment power           48.3 %
951 Aiken Road                                    0 shares   Shared voting or investment power           0.0 %
Owosso, MI 48867


SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the beneficial ownership of shares of Common Stock, held as of March 6, 2002 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

            Name                            Amount of                  Nature of
        Of Beneficial                       Beneficial                 Beneficial                   Percent of
    Owner of Common Stock                   Ownership                  Ownership                    Class (1)
    ---------------------                --------------     ----------------------------------      ----------
Maureen C. Cronin(2)(3)                   20,828 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *

J. Daniel Frisina (2)(3)                  46,635 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *

Ted M. Gans (2)(3)                        46,635 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *

Donald R. Gorman (2)(3)                   45,585 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *

Eric Hipple(2)(3)                         25,105 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *

Ronald J. Rolak (2)(3)                    29,515 shares     Sole voting and investment power                 *
                                           7,900 shares     Shared voting or investment power                *

William Singleterry (4)                   30,000 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *

Gregory T. Strzynski(4)                   20,000 shares     Sole voting and investment power                 *
                                               0 shares     Shared voting or investment power                *


Donald J. Williamson(2)(5)            23,889,160 shares     Sole voting and investment power             49.4%
                                               0 shares     Shared voting or investment power                *

Directors and Officers as a           24,153,463 shares     Sole voting and investment power             49.9%
group(5)                                   7,900 shares     Shared voting or investment power                *

--------------------
*    Does not exceed 1%.

(1) Percentages: The percentages set forth in this column were calculated on the basis of 48,362,953 shares of Common Stock outstanding as of March 6, 2002, plus shares of Common Stock subject to options held by the listed persons that were exercisable on March 6, 2002 or that will become exercisable within 60 days after March 6, 2002. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each listed person is set forth below:

     Director/Officer                                             Options         Weighted Average
     ----------------                                             -------          Exercise Price
                                                                                  ----------------
     Maureen C. Cronin                                             13,485              $ 6.20
     J. Daniel Frisina                                             46,635                4.04
     Ted M. Gans                                                   46,635                4.04
     Donald R. Gorman                                              45,585                4.06
     Eric Hipple                                                   25,105                4.72
     Ronald J. Rolak                                               29,515                4.45
     William Singleterry                                           30,000                4.29
     Gregory T. Strzynski                                          20,000                4.82
     Donald J. Williamson                                          20,000                4.82
                                                                  -------              ------
     All directors and executive officers as a group              276,960              $ 4.39
                                                                  =======              ======

(2) Stock Option Grants to Directors: Pursuant to the Company's 1995 Long-Term Incentive Plan (the "LTIP"), the Company's Board of Directors in February 1997, September 2000 and October 2001 granted to each person who was then a non-employee Director of the Company options to acquire up to 10,000 shares of Common Stock. The stock options granted in 1997 and 2000 are currently exercisable.

(3) Automatic Stock Option Grants to Non-Employee Directors: Under the LTIP, each non-employee director of the Company receives an automatic grant of options in March and September of each year. The number of shares subject to each option started at 1,000 when the LTIP became effective in 1996. Under the terms of the LTIP, for each grant after that time the number of shares subject to each option increases by 5% from the previous grant. When a new non-employee Director is elected or appointed to the Board, he or she will immediately receive an option in an amount equal to the last grant. Ms. Cronin and Messrs. Frisina, Gans, Gorman, Hipple and Rolak were each granted options to purchase 1,700 shares of Common Stock on March 1, 2001, and options to purchase 1,785 shares of Common Stock on September 1, 2001. All of these options are currently exercisable.

(4) William Singleterry/ Gregory Strzynski: In February 1997, Mr. Singleterry was granted options to acquire up to 10,000 shares of Common Stock. In September 2000 and October 2001, Mr. Singleterry and Mr. Strzynski were granted options to purchase up to 10,000 shares of Common Stock. The stock options granted in 1997 and 2000 are currently exercisable.

(5) Total Stock Ownership: Excludes the 23,309,400 shares of Common Stock owned by Patsy Williamson, the wife of Donald J. Williamson. See "Security Ownership of Certain Beneficial Owners" above.

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

In February 1999, the Company loaned $5,200,000 to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a subordinated mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest of $43,476 beginning April 1, 1999. The note is current at December 31, 2001. Mr. Williamson used the proceeds of this loan to purchase real property in Davison, Michigan.

Lease of Owosso, Michigan Facility. CTA leases its Owosso, Michigan facility from 620 Platt Road, L.L.C. Donald and Patsy Lou Williamson are the sole members of 620 Platt Road L.L.C. The lease agreement requires monthly payments of $50,000 through December 2009. CTA pays all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $600,000 and $580,000 for the years ending December 31, 2001 and 2000 respectively.

Lease of Flint, Michigan Ticket Office. CBIR leases its executive and ticket offices from Donald J. Williamson. CBIR pays all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $25,500 for the year ending December 31, 2001.

Net Advances to Related Parties. During 2001, 2000 and 1999 the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominantly for the use of a common payroll processing service for which direct reimbursement is made as well as a pro rata share of general insurance coverage. In 2001, the Company also advanced $223,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to our CBIR facility in Brainerd, Minnesota. Upon completion, it is Mr. Williamson's intent to contribute the facility to the Company, at which time the advance would be forgiven. The total amount outstanding at December 31, 2001, 2000 and 1999 was $1,496,000, $958,000
and $540,000 respectively.

Williamson Buick-GMC, Inc. Mrs. Williamson owns an automobile dealership. The Company engages in certain transactions with this dealership, including the purchase of automobiles, parts, and automotive services. During 2001, purchases of automobiles, parts and services by the Company from the Williamson dealership was approximately $32,000. CTA sold approximately $11,000 worth of bedliners and truck accessories to the Williamson dealership in 2001.

Transactions with Directors. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year and the current year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company will continue to do so. Fees paid for 2001 were approximately $15,000.

ITEM 14(A)(1).  FINANCIAL STATEMENTS.

Attached as Appendix A.

The following consolidated financial statements of Sports Resorts International, Inc. and subsidiaries are filed as a part of this report:

         *  Independent Auditors' Report
         *  Consolidated Balance Sheets as of December 31, 2001 and 2000
         *  Consolidated Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999
         * Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999
         *  Consolidated Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999
         * Notes to Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999
         *  Independent Auditors' Report on Schedule II
         *  Schedule II - Valuation and Qualifying Accounts

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES.

Financial statement schedules other than Schedule II have not been filed because such schedules are either not applicable or full disclosure has been made in the financial statements and notes thereto.

ITEM 14(A)(3).  EXHIBITS.

The following exhibits are filed as part of this report.


Exhibit
Number      Description
-------     -----------

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

3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.i.1 and 3.i.2 to the Company's Report on Form 10-Q for the period ended March 31, 2001.

3.2         Bylaws of the Company, as amended. Incorporated by reference from
            Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

10.1 Sports Resorts International, Inc. 1995 Long-Term Incentive Plan, as amended to date. (Filed herewith)

10.2 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.4 Sanction agreement between the Company and National Hot Rod Association. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 2000.

10.5 Lease agreement between 620 Platt Road LLC and The Colonels Truck Accessories, Inc. (Filed herewith)

10.6 Lease schedule and agreement between the Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 1997.

10.7 Lease schedule and agreement between the Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 1997.

10.8 Lease schedule and agreement between the Colonel's, Inc. and Comerica Leasing Corporation dated November 15, 1996. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 1997.

23          Consent of Deloitte & Touche LLP. (Filed herewith)

---------------

ITEM 14(B).  REPORTS ON FORM 8-K.

No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SPORTS RESORTS INTERNATIONAL, INC.


Dated:  March 26, 2002               By: /s/ Donald J. Williamson
                                         ------------------------
                                        Donald J. Williamson
                                        Chairman of the Board, Chief Executive
                                        Officer and Director
                                        (Principal Executive Officer)


Dated: March 26, 2002                By: /s/ Gregory T. Strzynski
                                         -------------------------
                                        Gregory T. Strzynski
                                        Chief Financial Officer
                                        (Principal Accounting and Financial
                                        Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             Signature                                        Title                      Date
             ---------                                        -----                      ----
/s/Donald J. Williamson                     Chairman of the Board, Chief           March 26 ,2002
------------------------------------
Donald J. Williamson                        Executive Officer and Director

/s/Maureen C. Cronin                        Director                               March 26, 2002
------------------------------------
Maureen C. Cronin

/s/J. Daniel Frisina                        Director                               March 26, 2002
------------------------------------
J. Daniel Frisina

/s/Ted M. Gans                              Director                               March 26, 2002
------------------------------------
Ted M. Gans

/s/Donald Gorman                            Director                               March 26, 2002
------------------------------------
Donald Gorman

/s/ Eric Hipple                             Director                               March 26, 2002
-------------------------------------
Eric Hipple

/s/Ronald J. Rolak                          Director                               March 26, 2002
------------------------------------
Ronald J. Rolak

                                   APPENDIX A
                              FINANCIAL STATEMENTS



    SPORTS RESORTS INTERNATIONAL, INC.
    Consolidated Financial Statements as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001 and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT



To the Shareholders of
Sports Resorts International, Inc.
Owosso, Michigan



We have audited the accompanying consolidated balance sheets of Sports Resorts International, Inc. (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.





/s/Deloitte & Touche LLP

Ann Arbor, Michigan





March 26, 2002

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


ASSETS                                                                          2001                2000
                                                                           ----------------    ---------------
CURRENT ASSETS
   Cash                                                                       $  1,232,183        $ 2,566,036
   Accounts receivable:
         Trade (net of allowance for doubtful accounts of $598,000
         and $297,000 at December 31, 2001 and 2000, respectively)                 874,932            784,501
     Notes receivable - related party (Note 4 )                                    136,874            146,486
     Federal income taxes receivable (Note 10)                                     913,621          1,028,564
     Inventories (Note 5)                                                        1,150,173          1,796,335
     Other                                                                         600,252            788,484
                                                                              ------------        -----------
           Total current assets                                                  4,908,035          7,110,406

PROPERTY, PLANT AND EQUIPMENT - Net
     (Note 6)                                                                    9,798,418         12,611,197

OTHER ASSETS:
     Notes receivable - related party (Note 4)                                   4,738,427          4,875,301
     Goodwill (Net of accumulated amortization and impairment
         of $1,819,000 and $1,432,000 at December 31, 2001 and
         2000 respectively), (Note 2)                                            1,130,911          1,517,937
     Other                                                                       1,614,450          1,686,601
                                                                              ------------       ------------
          Total other assets                                                     7,483,788          8,079,839

TOTAL ASSETS (Note 7)                                                         $ 22,190,241       $ 27,801,442
                                                                              ============       ============

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
-------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                               2001               2000
                                                                             ---------------    ---------------
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 7)                                $ 1,270,783       $ 1,194,814
     Accounts payable                                                            1,269,312         1,444,713
     Accrued expenses (Note 8)                                                   1,311,091         1,298,161
                                                                               -----------       -----------
          Total current liabilities                                              3,851,186         3,937,688

LONG-TERM DEBT (Note  7)                                                           608,002         1,878,785

LONG-TERM PORTION OF DEFERRED
COMPENSATION                                                                        10,400            62,400

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY:
     Common stock; 70,000,000 shares authorized at $.01
           par value, 48,362,953 and 48,355,610 shares issued
           and outstanding in 2001 and 2000, respectively                          483,629           483,556
     Additional paid-in capital                                                  5,656,605         5,340,561
     Net advances to related parties (Note 4)                                   (1,495,909)         (957,767)
     Retained earnings                                                          13,076,328        17,056,219
                                                                               -----------       -----------
          Total shareholders' equity                                            17,720,653        21,922,569
                                                                               -----------       -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                                    $22,190,241       $27,801,442
                                                                               ===========       ===========


See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                    2001                2000               1999
                                                                 -----------         -----------         -----------
SALES (Note 4)                                                   $16,817,966         $21,651,407         $36,217,508
COST OF SALES (Note 4)                                            13,500,772          18,690,814          31,230,904
                                                                 -----------         -----------         -----------
GROSS PROFIT                                                       3,317,194           2,960,593           4,986,604

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                       5,606,440           7,113,687           9,477,422

NET GAIN (LOSS) ON DISPOSAL OF ASSETS (Note 3)                        13,672           1,649,198            (142,958)

WRITE-DOWN OF IMPAIRED ASSETS (Note 2)                             1,858,573                  --           3,480,938
                                                                 -----------         -----------         -----------
Loss from operations                                              (4,134,147}         (2,503,896)         (8,114,714)

OTHER INCOME (EXPENSE):
     Interest expense                                               (204,405)           (555,845)         (1,252,390)
     Interest income (Note 4)                                        533,522             558,930             660,075
     Net rental income                                               138,691             188,308             469,671
     Write-down of land options (Note 12)                           (221,750)                  -                   -
     Other                                                            23,141              39,955              48,126
                                                                 -----------         -----------         -----------
          Other income (expense), net                                269,199             231,348             (74,518)

LOSS FROM OPERATIONS BEFORE
     INCOME TAX (EXPENSE) BENEFIT                                 (3,864,948)         (2,272,548)         (8,189,232)

INCOME TAX (EXPENSE) BENEFIT (Note 10)                              (114,943)            397,502           3,110,676
                                                                 -----------         -----------         -----------
NET LOSS                                                         $(3,979,891)        $(1,875,046)        $(5,078,556)
                                                                 ===========         ===========         ===========
BASIC AND DILUTED LOSS PER SHARE                                      $(0.08)             $(0.04)             $(0.11)
                                                                 ===========         ===========         ===========
WEIGHTED AVERAGE COMMON SHARES                                    48,355,912          48,581,380          49,036,652
                                                                 ===========         ===========         ===========


See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
------------------------------------------------------------------------------

                                                                                     NET
                                             COMMON STOCK         ADDITIONAL     ADVANCES TO
                                      -------------------------     PAID-IN        RELATED        RETAINED
                                         SHARES        AMOUNT       CAPITAL        PARTIES        EARNINGS          TOTAL
                                      ------------------------------------------------------------------------ ----------------
BALANCE, JANUARY 1, 1999                 24,631,832    $ 246,318   $ 9,230,911     $  (120,000)  $ 24,009,821     $ 33,367,050
Common Stock Redeemed
      113,506 shares (Note 11)             (113,506)      (1,135)     (929,954)              -              -         (931,089)
Advance on Put Option (Note 11)                   -            -      (392,621)              -              -         (392,621)
Net advances to related parties
      (Note 4)                                    -            -             -        (419,784)             -         (419,784)
           Net loss                               -            -             -               -     (5,078,556)      (5,078,556)
                                         ----------    ---------   -----------     -----------   ------------     ------------
BALANCE, DECEMBER 31, 1999               24,518,326      245,183     7,908,336        (539,784)    18,931,265       26,545,000

Common Stock Redeemed
      340,521 shares (Note 11)             (340,521)      (3,405)   (2,325,997)              -              -       (2,329,402)
2 for 1 Stock Split (Note 2)             24,177,805      241,778      (241,778)              -              -                -
Net advances to related parties
      (Note 4)                                    -            -             -        (417,983)             -         (417,983)

          Net loss                                -            -             -               -     (1,875,046)      (1,875,046)
                                         ----------    ---------   -----------     -----------   ------------     ------------
BALANCE, DECEMBER 31, 2000               48,355,610      483,556     5,340,561        (957,767)    17,056,219       21,922,569
Issuance of Shares Under Long
      Term Incentive Plan (Note 13)           7,343           73        59,772               -              -           59,845
Disgorgement of Trading Profits
      (Note 9)                                    -            -       256,272               -              -          256,272
Net advances to related parties
      (Note 4)                                    -            -             -        (538,142)             -         (538,142)
          Net loss                                -            -             -               -     (3,979,891)      (3,979,891)
                                         ----------    ---------   -----------     -----------   ------------     ------------
BALANCE, DECEMBER 31, 2001               48,362,953    $ 483,629   $ 5,656,605     $(1,495,909)  $ 13,076,328     $ 17,720,653
                                         ==========    =========   ===========     ===========   ============     ============



See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                          2001              2000              1999
                                                                    ---------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $  (3,979,891)    $ (1,875,046)      $ (5,078,556)

     Adjustments to reconcile net income to net cash provided by
          (used in) by operating activities:
         Depreciation and amortization                                   2,376,615        2,623,627          3,375,166
         Impairment of long lived assets and goodwill (Note 2)           1,858,573                -          3,480,983
         Write-down of land options (Note 12)                              221,750                -                  -
         Deferred tax provision                                                  -                -           (149,000)
         Stock based compensation expense                                   59,845                -                  -
         Net loss on sale of store operations                                    -          736,277            301,174
         Gain on disposal of property, plant and equipment                 (13,672)      (2,385,476)          (194,063)
         Changes in assets and liabilities that provided
              (used) cash
              Accounts receivable                                          (90,431)         804,041          1,458,444
              Inventories                                                  646,162        1,920,954           (565,343)
              Accounts payable                                            (175,401)      (2,739,448)         1,100,160
              Accrued expenses                                              12,930         (903,495)           496,088
              Income taxes receivable/payable                              114,943       (4,267,289)        (5,551,222)
              Other                                                        (13,367)        (514,018)            61,384
                                                                     -------------     ------------       ------------
Net cash provided by (used in) operating activities                      1,018,056       (6,599,873)        (1,264,785)
                                                                     -------------     ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisitions of store operations, net of cash acquired                      -                -           (473,653)
     Capital expenditures                                               (1,046,803)      (2,820,143)       (10,454,799)
     Proceeds from disposal of property and equipment                       25,092        9,446,983            761,995
     Payments received on notes receivable - related party                 146,486        1,497,596            281,616
     Proceeds from sale of Rugged Liner assets (Note 11)                         -          361,700                  -
     Proceeds from sale of store operations                                      -        1,232,948          1,245,533
     Additions to notes receivable - related party                               -                -         (5,200,000)
                                                                     -------------     ------------       ------------
Net cash (used in) provided by investing activities                       (875,225)       9,719,084        (13,839,308)
                                                                     -------------     ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term obligations                                         -                -            402,700
     Principal payments on long-term debt                                 (160,286)       (172 ,781)          (327,954)
     Principal payments on obligations under capital leases             (1,034,528)      (1,031,749)          (853,539)
     Disgorgement of trading profits (Note 9)                              256,272                -                  -
     Net advances to related parties                                      (538,142)        (417,983)          (419,784)
     Common stock redeemed (Note 11)                                             -                -           (931,089)
                                                                     -------------     ------------       ------------
Net cash used in financing activities                                   (1,476,684)      (1,622,513)        (2,129,666)
                                                                     -------------     ------------       ------------
NET (DECREASE) INCREASE IN CASH                                         (1,333,853)       1,496,698        (17,233,759)
                                                                     -------------     ------------       ------------
CASH, BEGINNING OF YEAR                                                  2,566,036        1,069,338         18,303,097
                                                                     -------------     ------------       ------------
CASH, END OF YEAR                                                    $   1,232,183     $  2,566,036       $  1,069,338
                                                                     =============     ============       ============

                                                                    (continued)

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

                                                                          2001              2000              1999
                                                                    ---------------    --------------    --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest                               $     214,996     $  1,437,355       $    411,673
                                                                     =============     ============       ============
Cash paid during the year for taxes                                  $           -     $  3,869,787       $  2,589,546
                                                                     =============     ============       ============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
Note receivable from sale of property                                                                     $    135,000
                                                                                                          ============
Increase in accrued expenses for future share redemption (Note 11)                                        $    392,620
                                                                                                          ============
Change in notes receivable from non - cash interim financing
     transactions with related parties (Note 4)                                                           $    142,468
                                                                                                          ============
Sale of Rugged Liner assets, net of cash received (Note 11):

          Property, plant and equipment                                                $    459,399
          Accrued expenses                                                                 (392,621)
          Goodwill                                                                          586,218
          Inventory                                                                       1,257,590
          Trade accounts receivable                                                         167,813
          Deferred tax assets                                                               568,052
          Common stock redeemed                                                              (3,405)
          Paid in capital                                                                (2,325,997)
          Other                                                                              44,651
                                                                                       -------------
          Net cash proceeds from sale                                                  $    361,700
                                                                                       =============

                                                                    (concluded)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
-------------------------------------------------------------------------------

1.   ORGANIZATION

     Sports Resorts International, Inc. (formerly The Colonel's International, Inc. or the "Company") is a holding company for three wholly owned subsidiaries, The Colonel's Truck Accessories, Inc. ("CTA"), The Colonel's Brainerd International Raceway, Inc. ("CBIR") and The Colonel's, Inc. ("The Colonel's"). CTA began operations on January 1, 1996 and was subsequently incorporated in Michigan in 1997. CTA produces truck bedliners for sale to new vehicle dealers and the automotive aftermarket. CBIR was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. CBIR organizes and promotes various spectator events relating to road and drag races. The Colonel's designed, manufactured and distributed plastic automotive bumper fascias and miscellaneous reinforcement beams and brackets, as replacement collision parts to the automotive aftermarket industry in North America. Substantially all of the assets of The Colonel's were sold on December 17, 1998. The Colonel's Rugged Liner, Inc. ("CRL") was formed in March of 1998 in connection with the April 1998 acquisitions of four Pennsylvania corporations engaged in the truck accessory business. The Company completed the consolidation of CRL's bedliner manufacturing operations with CTA's Owosso, Michigan facility in the second quarter of 2000 and in June 2000 sold certain assets of CRL to International Liner Company ("International Liner"). CRL was merged with CTA effective December 31, 2000.

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

     PROPERTY, PLANT AND EQUIPMENT is stated at cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

           Vehicles                                       3-7  Years
           Furniture and fixtures                        3-10
           Bleachers and fencing                            5
           Tooling                                        5-7
           Equipment                                     5-10
           Track                                           39
           Leasehold improvements                       10-25
           Buildings and condominiums                      15

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

     GOODWILL is being amortized using the straight-line method over 7 years. The carrying value of goodwill is assessed annually for recoverability using an undiscounted cash flow approach based on cash flows, which benefit directly from the goodwill. Certain goodwill associated with the purchase of the Rugged Liner business and retail store operations sold was written down due to impairment. Refer to "Accounting for Certain Long-lived Assets" below. Additionally, in 2000 the Company eliminated goodwill associated with certain CRL assets sold to International Liner in June 2000. Goodwill will no longer be amortized upon adoption of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. Refer to "New Accounting Standards" below.

     ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During 2001, the Company wrote down approximately $1,859,000 of impaired long-lived assets, which are comprised of 18 condominium units held for sale or rental at its CBIR facility in Brainerd, Minnesota (Note
     6). Additionally, in 1999, the Company wrote down approximately $3,481,000 of impaired long-lived assets. The write down included $570,000 of property, plant and equipment, goodwill of $266,000 associated with retail store assets held for sale, $222,000 of low usage bedliner molds and tooling used in the Company's Owosso, Michigan operation and $1,583,000 in tooling, molds, machinery and equipment, and furniture and fixtures at the Company's Uniontown, Pennsylvania bedliner manufacturing facility. At December 31, 1999, the Company was in the process of consolidating its Pennsylvania manufacturing operations into its Michigan facility in an effort to reduce costs and improve productivity. Accordingly, the sustained use of these assets was unlikely. Based on the Company's expectation of future undiscounted net cash flow, these assets were written down to their net realizable value.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of accounts receivable, accounts payable and long-term debt approximate fair value.

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

     LOSS PER SHARE - Basic loss per share is based upon the weighted average number of shares outstanding during each year. Diluted earnings per share assumes the exercise of common stock options when dilutive. However, for all periods presented, the Company reported a net loss which made the assumed exercise of options anti-dilutive.

     On July 9, 2001, the Company's Board of Directors declared a 2 for 1 stock split payable to shareholders of record on August 9, 2001. In order to effectuate the stock split, the Company obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. The stock split was paid on September 6, 2001. All share and per share data in these consolidated financial statements has been restated to reflect the stock split.

     NEW ACCOUNTING STANDARDS - In June 2001, the Financial Accounting Standards Board "FASB" issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets", which requires goodwill to be subject to annual impairment testing instead of amortization, and will be effective for fiscal years beginning after December 15, 2001. The Company will adopt this standard effective January 1, 2002. Management is currently analyzing the impact of adoption of this standard, and anticipates it will result in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. In addition, the adoption will eliminate annual amortization expense of approximately $387,000 or $0.01 per share.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be held and used and disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after

     December 15, 2001. Management has not assessed the impact of the adoption of SFAS 144 on the Company's financial position or results of operations.

     RECLASSIFICATIONS - Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

3.   SALE OF TECUMSEH HEADQUARTERS /NET GAIN (LOSS) ON DISPOSAL OF ASSETS

     In June 2000, the Company sold its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consisted of approximately 150 acres and the buildings and improvements thereon for approximately $6 million. A gain of approximately $1.9 million was recognized and is included in net gain
     (loss) on disposal of assets in the year ended December 31, 2000. Also included in net gain (loss) on disposal of assets for the year ended December 31, 2000, is a gain of approximately $733,000 related to the sale of vacant property in Davison, Michigan, a loss of $125,000 related to the complete destruction of the Company's aircraft, net of insurance proceeds, and losses of $736,000 and $102,000 on the sale of retail store operations and other unused production assets, respectively.

     A net loss on the disposal of assets of $143,000 was incurred for the year ended December 31, 1999, and is related primarily to a loss of $424,000 on the sale of retail store operations offset by a gain of $281,000 on the sale of unused production equipment.


4.   RELATED PARTY TRANSACTIONS

     NOTES RECEIVABLE - During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,976, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a subordinated mortgage and personal guarantee.

     NET ADVANCES TO RELATED PARTIES - During 2001, 2000, and 1999 the Company paid certain expenses on behalf of affiliated entities controlled by Donald
     J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company also advanced $223,000 on behalf of Donald J. Williamson for construction costs related to a convenience store and gas station in Brainerd, Minnesota. Upon completion, it is Mr. Williamson's intent to contribute the facility to the Company, at which time the advance would be forgiven. The total amount outstanding at December 31, 2001, 2000, and 1999 was approximately $1,496,000, $958,000, and $540,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity.

     The primary parties related to the Company are as follows:


     o The majority shareholders, Donald J. and Patsy Lou Williamson, with whom various transactions are made. CBIR leases approximately 5,000 square fee of space from Donald J. Williamson for its executive and ticket sales office.

     o 620 Platt Road LLC ("Platt"), a company owned by Donald J. and Patsy Lou Williamson, to which rental payments are made for the Owosso facility and the former Milan facility.

     o South Saginaw LLC ("Saginaw"), a company owned by Donald J. and Patsy Lou Williamson, to which a loan was made in 1999.

     o Williamson Buick-GMC, Inc.; Williamson Chevrolet, Cadillac, Inc.; and Williamson Lincoln, Mercury, Dodge, Inc., companies owned by Patsy Lou Williamson, from which automobiles, parts and service are purchased and sold, and to which a loan was made.

     o The former shareholders of the Rugged Liner Companies. Pursuant to the merger agreement, the Rugged Liner shareholders exercised 25% of their put option (Note 11) in both 1999 and 2000. In June 2000, the Company sold certain assets of CRL to International Liner, a corporation controlled by Mark German, the Company's former President.


     A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                                           2001           2000              1999
                                                                       -------------- --------------    -------------
    Majority shareholders:
       Collection on notes receivable from shareholders                      $     -        $     -        $ 200,000
       Interest income on notes receivable from shareholders                       -              -           14,071
       Net advances to various related parties                               538,142        417,983          419,784
       Rental payments                                                        25,500              -                -

    Platt:
       Rental payments                                                       600,000        580,000          240,000

    Saginaw:
       Note receivable                                                             -              -        5,200,000
       Collection on note receivable                                         146,486         96,597           81,616
       Interest income on note receivable                                    462,458        338,363          309,848

    Williamson Buick:
       Purchases of automobiles, parts and services                           31,627         23,269           62,030
       Interest income on note receivable                                          -         32,154          112,080
       Sales of inventory                                                     10,528         38,702          135,996
       Collection on note receivable                                               -      1,401,000                -


    Williamson Chevrolet Cadillac, Inc:
       Sales of inventory                                                          -          8,034            4,587

    Williamson Lincoln Mercury Dodge, Inc:
       Purchases of automobiles, parts and services                                -              -           35,354
       Sales of inventory                                                          -              -           23,419


    The Rugged Liner shareholders:
       Payment of put options exercised (Note 11)                                  -              -          931,089
       Sale of Rugged Liner assets to International Liner
            Company (Note 11)                                                      -        361,700                -



5.   INVENTORIES

     Inventories at December 31 are summarized as follows:


                                                                              2001                   2000
                                                                        ------------------    ------------------
     Finished products                                                      $  789,674            $1,109,251
     Raw materials                                                             360,499               687,084
                                                                            ----------            ----------
     Total inventories                                                      $1,150,173            $1,796,335
                                                                            ==========            ==========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized as follows:


                                                                              2001                   2000
                                                                        ------------------    -------------------
     Land and improvements                                                $  2,752,540          $  2,611,658
     Track                                                                   1,903,120             1,903,123
     Buildings                                                               1,824,484             1,842,043
     Condominium units                                                         466,000               524,259
     Leasehold improvements                                                    300,080                86,325
     Bleachers and fencing                                                   1,702,106             1,661,631
     Equipment (including equipment under capital lease)                     6,685,617             6,737,659
     Transportation equipment                                                1,267,103             1,221,086
     Furniture and fixtures                                                    716,764               698,132
     Tooling                                                                 3,354,852             3,169,235
     Construction in progress                                                        -             1,394,965
                                                                          ------------         -------------
          Total                                                             20,972,666            21,850,116
     Less accumulated depreciation and amortization                        (11,174,248)           (9,238,919)
                                                                          ------------         -------------
     Property, plant and equipment, net                                   $  9,798,418         $  12,611,197
                                                                          ============         =============

     During 2000, the Company built six fully furnished condominium units to be sold at its CBIR facility in Brainerd, Minnesota with a total cost of $524,259. In 2001, the Company recognized an impairment loss of $58,259 on these units. The impairment loss was recorded to value the units at their estimated net realizable value upon sale.

     In addition to the six units described above, the Company was in the process of building twelve more units in 2000. These condominiums comprise the balance of construction in progress at December 31, 2000 and were completed in 2001. An impairment loss of $1,800,314, representing the complete cost of building and furnishing these additional units was recorded in 2001 based on the net revenue streams expected from the rental of these units.

     The gross amount of equipment recorded under capital leases was $6,434,050 at December 31, 2001 and 2000. The related accumulated depreciation was $4,554,518 and $3,754,288 at December 31, 2001 and 2000, respectively.

7.   LONG-TERM DEBT

     Long-term obligations at December 31 consist of the following:


                                                                                          2001            2000
                                                                                      -----------     -----------
     Term loan, annual installments of $100,675 plus interest at
          9% through August 2003;  secured by related assets                          $   201,350     $   302,025
     Mortgage payable to a bank, interest at prime plus 2% (effective rate of 8.0% and 11.5% at December 31, 2001 and 2000, respectively)
          annual principal payments of $50,000 plus interest due quarterly,
          through September 2004; secured by underlying property                          150,000         200,000
     Capital lease obligations through October 2003;
          monthly installments include interest at rates between
          7.5% and 8.75%, collateralized by the related machinery
          and equipment (Note 12)                                                       1,527,435       2,561,963
     Other                                                                                      -           9,611
                                                                                      -----------     -----------
               Total                                                                    1,878,785       3,073,599
     Less current portion                                                              (1,270,783)     (1,194,814)
                                                                                      -----------     -----------

     Long-term (Note 12)                                                              $   608,002     $ 1,878,785
                                                                                      ===========     ===========

     The scheduled future repayments of long-term obligations at December 31, 2001 are as follows:

     2002                                                           $  1,270,783
     2003                                                                558,002
     2004                                                                 50,000
                                                                    ------------
     Total                                                          $  1,878,785
                                                                    ============

8.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                                           2001               2000
                                                        ----------         ----------
     Accrued legal settlements                          $  725,000         $  704,500
     Accrued interest                                       62,368             72,959
     Other                                                 523,723            520,702
                                                        ----------         ----------
     Total                                              $1,311,091         $1,298,161
                                                        ==========         ==========


9.   DISGORGEMENT OF TRADING PROFITS

     During the quarter ending June 30, 2001, the Company became aware that one of its officers had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company has sought and has received the disgorgement of the profits received as a result of this improper trading in the amount of $225,000.

     Additionally, in October 2001 the Company became aware of improper trading activity of its common stock through a brokerage account controlled by Patsy Lou Williamson Buick-GMC, Inc., a company wholly owned by Patsy Lou Williamson, the wife of Donald J. Williamson. In November 2001, the Company's Board of Directors sought and received on behalf of the Company the total disgorgement of approximately $31,000 of profits as a result of this trading.

10.  INCOME TAXES

     For the years ended December 31, the Company's expense (benefit) provision for income taxes consists of the following:

                                                                2001                2000              1999
                                                             ---------            ---------       ------------
     Current:
          Federal                                            $ 114,943            $(397,502)      $ (2,791,000)
          State                                                      -                    -           (171,000)
                                                             ---------            ---------       ------------
     Total Current                                             114,943             (397,502)        (2,962,000)

     Deferred
          Federal                                                    -                    -            (68,000)
          State                                                      -                    -            (81,000)
                                                             ---------            ---------       ------------
     Total deferred                                                                       -           (149,000)

     Income tax expense (benefit)                            $ 114,943            $(397,502)      $ (3,111,000)
                                                             =========            =========       ============

     The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:


                                                               2001              2000
                                                          --------------    --------------
     Current deferred tax assets:
          Allowance for doubtful accounts                    $  185,291        $  112,963
          Inventory obsolescence                                 15,200            19,000
          Accrued legal                                         275,500            20,710
          Other                                                  95,633            68,356
                                                             ----------        ----------
               Total                                            571,624           221,029
          Valuation allowance                                  (571,624)         (221,029)
                                                             ----------        ----------
     Total                                                     $      -        $        -
                                                             ==========        ==========

     Noncurrent deferred tax assets (liabilities):
          Net operating loss carryforwards                   $  926,904        $  352,184
          Fixed asset basis differential                        609,147          (262,922)
          Goodwill                                              849,105           919,559
          Other                                                 (56,391)           28,500
                                                             ----------        ----------
               Total                                          2,328,765         1,037,321
          Valuation allowance                                (2,328,765)       (1,037,321)
                                                             ----------        ----------
    Total                                                    $        -        $        -
                                                             ==========        ==========

     The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:


                                                         2001              2000              1999
                                                    ---------------   --------------    ---------------
     Federal income tax at statutory rate             $(1,352,730)       $(795,392)       $(2,867,000)
     State taxes                                                -                -           (246,000)
     Nondeductible penalties                                  425          175,007                  -
     Valuation allowance                                1,642,038          (87,679)           810,000
     Adjustment to prior years provision                 (178,633)         288,179           (338,000)
     Other                                                  3,843           22,383           (470,000)
                                                      -----------        ---------        -----------
     Income tax  expense (benefit)                    $   114,943        $(397,502)       $(3,111,000)
                                                      ===========        =========        ===========
     Effective tax rate                                        3%              18%                38%
                                                      ===========        =========        ===========

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company will carryback to 1997 approximately $1,642,000 of net operating losses for which there is currently a valuation allowance. In addition, the Company believes that it may realize the tax benefit of certain deferred taxes for which there is currently a valuation allowance. The tax benefit of the carryback and change in the valuation allowance will be recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted.

     In November 1999 the Company received a notice from the IRS regarding the Company's failure to timely file its 1998 corporate income tax return and timely pay the taxes associated with the return. The IRS assessed penalties of approximately $474,000 and interest of approximately $664,000 on a tax liability of approximately $7,776,000. As a result of filing its Federal income tax returns for 1998 and 1999 in June 2000 and August 2000, respectively, the Company recorded additional interest and penalty charges for the year ended December 31, 2000 of approximately $339,000. The Company paid its liability for taxes, penalties and interest in full by October 10, 2000.


11.  COMMON STOCK REDEEMED / SALE OF  ASSETS TO INTERNATIONAL LINER

     In 1998, the Company acquired Rugged Liner, Inc. and three affiliated companies (the "Rugged Liner Companies"). As part of the consideration paid, the Company gave the former Rugged Liner shareholders 908,054 shares of the Company's Common Stock. In 1999, in accordance with the merger agreement, 227,012 shares were put to the Company at a price of $4.10 per share.

     Also in 1999, based on the terms of the merger agreement, the Company recorded a charge to equity and recorded a liability for an advance on the put options held related to the Rugged Liner purchase.

     On June 22, 2000, the Company sold certain Rugged Liner assets to International Liner, a corporation controlled by Mark German, the Company's former President. In exchange for these assets, International Liner paid the Company $361,700 in cash, and Mr. German and the other former shareholders of the Rugged Liner Companies surrendered 681,042 shares of the Company's Common Stock. The Company wrote-off goodwill of approximately $586,000 associated with assets sold. No gain or loss was recorded as a result of this transaction.

12.  COMMITMENTS AND CONTINGENCIES

     The Company leases its principal operating facility and office space from a related party (Note 4) and leases equipment under capital leases (Notes 6 and 7). The operating leases require the Company to pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 2001 are summarized as follows:


                                                                        CAPITAL             OPERATING
                                                                        LEASES               LEASES
                                                                    ----------------     ----------------
     Years ending December 31:
          2002                                                        $1,202,610           $  554,500
          2003                                                           420,241              604,500
          2004                                                                 -              604,500
          2005                                                                 -              604,500
          2006                                                                                604,500
          Thereafter                                                           -            1,800,000
                                                                      ----------           ----------
               Total                                                  $1,622,851           $4,772,500
                                                                                           ==========
     Less amount representing interest                                    95,416
                                                                      ----------
               Present value of minimum lease payments                 1,527,435
     Less current maturities                                           1,120,110
                                                                      ----------
     Long-term portion of capital lease obligations                   $  407,325
                                                                      ==========

     Rent expense, including month to month rentals, was approximately $633,500, $1,004,000 and $1,467,000 for the years ended December 31, 2001, 2000 and
     1999, respectively.

     The Company entered into a ten-year consulting agreement beginning January 1, 1994, with a former president of the Company. The agreement guarantees him $52,000 per year. The Company recorded a liability and related deferred costs for the remaining compensation due under the terms of the agreement based upon the net present value of such payments. The deferred cost amount is being recognized in operations over the term of the agreement.

     The Company is guarantor on an irrevocable letter of credit for an affiliated entity in the amount of $105,000. The letter of credit provides financial assurance to the State of Michigan related to environmental matters at the Company's leased facility in Owosso, Michigan.

     The Company has made non-refundable deposits totaling $221,750 as of December 31, 2001 and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. Since financing for development of the project was not in place at December 31, 2001, these deposits have been expensed.

     On December 17, 1998, the Company sold substantially all of the assets of The Colonel's used in its bumper production operations. The sale consisted of substantially all inventory, machinery and equipment, accounts receivable and prepaid items. The purchaser also assumed certain liabilities such as accounts payable and purchase commitments. In June 2000, the Company received notice of an indemnity claim by the purchaser. In February 2002 the Company paid $114,000 to settle this matter.

     In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. The landlord has been awarded possession of the property and is seeking damages based upon rent that is due through 2004, repairs and costs of reletting. The Company is vigorously defending this matter.

     As a result of the crash of an airplane owned by the Company in August 2000, claims have been made against the Company. Three claims have been successfully settled and have been covered under the Company's insurance policy. A fourth claim, of an undisclosed amount, has been made by the estate of a crewmember and is in litigation. In the opinion of Company management and outside legal counsel, who have conducted a thorough a review of case settlements and verdicts in the State of Michigan, it is expected that all claims concerning the crash cumulatively should fall within the $25 million per occurrence coverage limits under the Company's insurance policy. However, there can be no assurance that the Company's insurance policy will be adequate to satisfy all the claims concerning the crash.


13.  STOCK OPTIONS

     The Company accounts for stock-based compensation consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Had compensation cost for the Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123 the Company's net loss would have been $(4,395,880), $(2,067,905) and $(5,101,864) for 2001,
     2000 and 1999, respectively. Basic and diluted loss per share would have been $(0.09), $(0.04), and $(0.11) for 2001, 2000 and 1999, respectively.

     The fair value of the options granted included in the above calculation is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,

                                                2001              2000               1999
                                            -------------      ------------      --------------
     Risk free interest rate                       4.66%             5.88%               5.47%
     Expected life                              10 years          10 years            10 years
     Expected volatility                             88%               83%                 87%
     Dividend yield                                   0%                0%                  0%
     Weighted average grant date fair value       $5.51             $3.10               $2.41


     The Company's 1995 Long-Term Incentive Plan allows the issuance of up to 2,000,000 shares of Common Stock options to key employees, executive officers and outside directors, and also permits the grant or award of restricted stock, stock appreciation rights or stock awards. Option exercise prices are 100% of fair market value on the date of grant and options generally expire 10 years from the date of grant. The vesting period for the options is 6 months from the date of grant.

     In December 2001, an option holder exchanged 11,620 options for 7,343 shares of common stock. Compensation expense of $59,845 representing the difference between the exercise price and market value of the common stock issued on the date of exercise was recorded in selling, general and administrative expense.

     Information with respect to options granted and cancelled for the years ended December 31, is as follows:

                                                                                 WEIGHTED
                                                                               AVERAGE PRICE
                                                                SHARES           PER SHARE
                                                             -------------     --------------

     Options Outstanding at January 1, 1999                       124,750         $  3.30
          Options granted                                          15,750         $  2.76
          Options cancelled                                       (42,210)        $  3.23
                                                                 --------
     Options Outstanding at December 31, 1999                      98,290         $  3.22
          Options granted                                         105,880         $  3.02
          Options cancelled                                       (14,200)        $  3.27
                                                                 --------
     Options Outstanding at December 31, 2000                     189,970         $  3.10
          Options granted                                         110,910         $  6.31
          Options exercised                                       (11,620)        $  3.00
                                                                 --------
     Options Outstanding at December 31, 2001                     289,260         $  4.34
                                                                 ========
     Options Exercisable at December 31, 2001                     188,550         $  3.16
                                                                 ========



     Summary information about the Company's stock options outstanding at December 31, 2001 is as follows:

                                                  Weighted
                            Options          Average Remaining           Weighted                           Weighted
      Range of           Outstanding at       Contractual Life            Average           Options          Average
   Exercise Prices          12/31/01              (Years)             Exercise Price     Exercisable     Exercise Price
--------------------    ----------------     ------------------       --------------     -----------     --------------
$2.00-$3.49                     164,900               7.25               $  3.04          164,900            $ 3.04
$3.50-$4.99                      23,650               7.83               $  3.96           23,650            $ 3.96
$5.00-$6.63                     100,710               9.79               $  6.55                -                 -
-------------                  --------              -----               -------          -------            ------
$2.00-$6.63                     289,260               8.18               $  4.34          188,550            $ 3.16
=============                  ========              =====               =======          =======            ======

14.  SEGMENTS OF BUSINESS

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

     Financial information segregated by reportable segments is as follows:


                                                        2001               2000              1999
                                                   ---------------    --------------    ---------------
     SALES:
          Truck Accessories                           $13,502,296       $18,301,875        $32,571,832
          Raceway                                       3,315,670         3,349,532          3,645,676
                                                      -----------       -----------        -----------
     Total                                            $16,817,966       $21,651,407        $36,217,508
                                                      ===========       ===========        ===========

     LOSS FROM OPERATIONS:
          Truck Accessories                           $(1,633,432)      $(1,411,573)       $(7,499,160)
          Raceway                                      (2,500,715)       (1,092,323)          (615,554)
                                                      -----------       -----------        -----------
     Total                                            $(4,134,147)      $(2,503,896)       $(8,114,714)
                                                      ===========       ===========        ===========

     IDENTIFIABLE ASSETS:
          Truck Accessories                           $15,519,073       $19,582,064        $32,294,732
          Raceway                                       6,671,168         8,219,378          7,589,987
                                                      -----------       -----------        -----------
     Total                                            $22,190,241       $27,801,442        $39,884,719
                                                      ===========       ===========        ===========

     CAPITAL EXPENDITURES:
          Truck Accessories                           $   382,836       $   454,482        $ 8,844,071
          Raceway                                         663,967         2,365,661          1,610,728
                                                      -----------       -----------        -----------
     Total                                            $ 1,046,803       $ 2,820,143        $10,454,799
                                                      ===========       ===========        ===========

     DEPRECIATION AND AMORTIZATION:
       Truck Accessories                              $ 1,672,052       $ 1,905,325        $ 2,795,436
       Raceway                                            704,563           718,302            579,730
                                                      -----------       -----------        -----------
     Total                                            $ 2,376,615       $ 2,623,627        $ 3,375,166
                                                      ===========       ===========        ===========


     All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:

                                                    2001                 2000                 1999
                                              ------------------  ------------------   ------------------
     United States                                $16,053,264          $20,735,612        $34,916,155
     Foreign                                          764,702              915,795          1,301,353
                                                  -----------          -----------        -----------
     Consolidated                                 $16,817,966          $21,651,407        $36,217,508
                                                  ===========          ===========        ===========

15.  SUBSEQUENT EVENTS

     On March 9, 2002 the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company will carryback to 1997 approximately $1,642,000 of net operating losses for which there is currently a valuation allowance. In addition, the Company believes that it may realize the tax benefit of certain deferred taxes for which there is currently a valuation allowance. The tax benefit of the carryback and change in the valuation allowance will be recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation in enacted.

     During the first quarter of 2002, the Company made net advances of $381,000 on behalf of Donald J. Williamson, for construction costs related to a convenience store and gas station adjacent to CBIR's facility in Brainerd, Minnesota. Upon completion, it is Mr. Williamson's intent to contribute the facility to the Company, at which time the advances would be forgiven. Additionally, in the first quarter of 2002, the Company paid $40,000 on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are for the use of a common payroll processing service for which direct reimbursement is to be made as well as a pro rata share of general insurance coverage.

     In January and February 2002, the Company made non-refundable deposits totaling $110,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with its proposed sports and entertainment complex. The extended agreements are for periods of four to six months.

16.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the Company's unaudited quarterly results of operations for fiscal 2001 and 2000:



                                                     2001 Fiscal Quarters
--------------------------------------------------------------------------------------------------------------------------
                                   First              Second              Third             Fourth               2001
                                ------------        -----------        ------------      -------------      --------------
Sales                           $3,565,812        $ 3,946,044          $6,023,255        $ 3,282,855         $16,817,966
Cost of Sales                   $2,875,132        $ 3,098,148          $4,835,245        $ 2,692,247         $13,500,772
Net (loss) income               $ (373,665)       $    (7,761)         $ (386,973)       $(3,211,492)        $(3,979,891)
Basic and diluted
(loss) earnings per
share                           $    (0.01)       $      0.00          $    (0.01)       $     (0.06)        $     (0.08)

     During the fourth quarter of 2001 the Company recorded the following year-end adjustments which increased the loss from continuing operations before income tax expense for the following items:


                                                                                   2001
                                                                              ---------------
     Write-down of carrying value of condominium units held for
           rental and sale (Note 6)                                               $1,859,000

     Write-off of non-refundable deposits to purchase land (Note 12)              $  222,000

     Addition to allowance for doubtful accounts                                  $  196,000

     Recognition of professional fees expense                                     $  243,000

     Increase in accrued settlements                                              $   75,000



                                                     2000 Fiscal Quarters
--------------------------------------------------------------------------------------------------------------------------
                                   First              Second              Third             Fourth               2000
                                ------------        -----------        ------------      -------------      --------------
  Sales                          $6,411,907        $5,460,466          $6,669,864         $ 3,109,170            $21,651,407
  Cost of Sales                  $5,432,492        $5,108,613          $5,021,324         $ 3,128,385            $18,690,814
  Net (loss) income              $ (666,561)       $ (980,109)         $1,124,866         $(1,353,242)           $(1,875,046)
  Basic and diluted
  (loss) earnings per
  share                          $    (0.02)       $   ( 0.02)         $     0.03         $     (0.03)           $     (0.04)



               Third quarter net income included net gain on the
                       disposal of assets of $1,592,950,

                                     ******

INDEPENDENT AUDITORS' REPORT


To the Shareholders of
Sports Resorts International, Inc.
Owosso, Michigan


We have audited the consolidated financial statements of Sports Resorts International, Inc. (the "Company") as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated March 26, 2002 (included elsewhere in this Annual Report on Form 10-K). Our audits also included the financial statement schedule listed in Item 14 of this Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Deloitte & Touche LLP
Ann Arbor, Michigan

March 26, 2002

SPORTS RESORTS INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                            ADDITIONS       DEDUCTIONS      RECOVERIES
                                                           CHARGED TO        CHARGED        WRITE-OFFS
                                             BALANCE        COSTS AND        TO OTHER           AND            BALANCE
                                            JANUARY 1       EXPENSES         ACCOUNTS        DISPOSALS       DECEMBER 31
                                          ------------    -------------    ------------    ------------     -------------
DOUBTFUL ACCOUNTS RESERVES

For the year ended December 31:
2001                                          297,000         367,000             -           (66,000)          598,000
2000                                          713,000         150,000             -          (566,000)          297,000
1999                                        1,048,000         386,000             -          (721,000)          713,000

INVENTORY RESERVES

For the year ended December 31:
2001                                           50,000               -             -           (10,000)           40,000
2000                                          402,000               -             -          (352,000)           50,000
1999                                          414,000               -             -           (12,000)          402,000


TAX VALUATION ALLOWANCE

For the year ended December 31:
2001                                        1,258,000       1,642,000             -                 -         2,900,000
2000                                        1,125,000         588,000             -          (455,000)        1,258,000
1999                                          315,000         810,000             -                 -         1,125,000

                                  EXHIBIT INDEX

Exhibit
Number   Description
-------  -----------
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

3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference from Exhibit 3.i.1 and 3.i.2 to the Company's Report on Form 10-Q for the period ended March 31, 2001.

3.2      Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

10.1 Sports Resorts International, Inc. 1995 Long-Term Incentive Plan, as amended to date. (Filed herewith)

10.2 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.4 Sanction agreement between the Company and National Hot Rod Association Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 2000.

10.5 Lease agreement between 620 Platt Road LLC and The Colonel's Truck Accessories, Inc. (Filed herewith)

10.6 Lease schedule and agreement between the Colonel's, Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 1997.

10.7 Lease schedule and agreement between the Colonel's, Inc. and Comerica Leasing Corporation dated May 31, 1996. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 1997.

10.8 Lease schedule and agreement between the Colonel's, Inc. and Comerica Leasing Corporation dated November 15, 1996. Incorporated by reference from the Company's Report on Form 10K for the year ended December 31, 1997.

23       Consent of Deloitte & Touche LLP. (Filed herewith)