Form 10-Q
period 2002-03-31
SPORTS RESORTS INTERNATIONAL INC
filed 2002-05-15
CIK 771249

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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

                            Yes    X            No
                                -------            ------


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 1, 2002: 48,362,953

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

CRITICAL ACCOUNTING POLICIES

A summary of our critical accounting policies is presented beginning on page 10 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. There have been no material changes in our accounting policies followed by us during fiscal 2002 except for those changes described in "Cumulative Effect of Accounting Change for Goodwill" below.

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

THE COLONEL'S BRAINERD INTERNATIONAL RACEWAY, INC. CBIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of CBIR's revenues are obtained from motor sports racing events at the racetrack. CBIR schedules racing and other events held at the racetrack during weekends in May through October of each year.

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

During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesse County, Michigan. This project is in the development stage. We have received zoning and site plan approval for development of the site. Final approval is subject to review by the Mount Morris Township Planning Board. The Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $4,908,000 at December 31, 2001 to $5,707,000 at March 31, 2002. This increase is primarily related to a $239,000 increase in trade accounts receivable and a $699,000 increase in Federal income taxes receivable offset by a $150,000 decrease in cash. Our consolidated current liabilities increased from $3,851,000 at December 31, 2001 to $4,052,000 at March 31, 2002. This increase primarily relates to a $186,000 increase in accounts payable and an increase in accrued expenses of $117,000.

Cash decreased by $150,000 from the year end 2001 to March 31, 2002 primarily due to cash generated in operating activities of $736,000 offset by capital expenditures of $164,000, debt repayments of $272,000 and net advances to related parties of $495,000.

Accounts receivable-trade increased by approximately $239,000 from $875,000 as of December 31, 2001 to $1,114,000 at March 31, 2002, due to normal increased sales activity associated with the first quarter, as compared to the fourth quarter.

Federal income taxes receivable of $1,613,000 at March 31, 2002 relate to net operating losses eligible for carryback. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extended the carryback period for net operating losses from two years to five years. Based on this new legislation, we will carryback approximately $1,642,000 of net operating losses for which there was a valuation allowance. In addition, we will realize the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. The balance of $914,000 at December 31, 2001 represents the amount due per our Federal income tax return as filed.

Note receivable - related party at March 31, 2002 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments.

Net property, plant and equipment decreased by approximately $186,000 from $1,455,000 at December 31, 2001 to $9,441,000 at March 31, 2002 due to fixed asset additions of $164,000 offset by depreciation for the period of $504,000. Equipment, molds and tooling comprised additions during the period.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $186,000 from $1,269,000 at December 31, 2001 to $1,455,000 at March 31, 2002 due to increased material purchases to support increased production and sales volumes in the first quarter of 2002.

Accrued expenses increased by $117,000 from $1,311, 000 at December 31, 2001 to $1,428,000 at March 31, 2002, primarily due to advance ticket sales of $217,000 at CBIR, offset by a decrease in accrued legal settlements due to the payment of $114,000 to settle an outstanding indemnity claim.

During 2001 and the first quarter of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our Chief Executive Officer and majority shareholder. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we advanced $604,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to our CBIR facility in Brainerd, Minnesota. Upon completion, later in fiscal 2002, Mr. Williamson intends to transfer the facility to us, at which time the advances would be offset. The total amount outstanding at March 31, 2002 and December 31, 2001 was $1,991,000 and $1,496,000 respectively, which is to be reimbursed to us by the affiliated entities.

OUTSTANDING LOANS

We entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. We also have a term loan of $150,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate, subject to a minimum rate of 8% and a single principal payment of $50,000 per year through 2004.

In 1995, we leased $2,689,000 of equipment under a lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner as noted above.

We believe that we will be able to satisfy our ongoing cash requirements for operating activities for the next twelve months and thereafter with available cash, cash flows from operations and the collection of our Federal income tax refunds and advances and notes receivable outstanding from the majority shareholder and related entities. Borrowing arrangements or additional public capital will be necessary to fund the proposed sports and entertainment complex, which we have been unable to obtain to date.

RESULTS OF OPERATIONS

Our revenues were $4,282,000 in the three months ended March 31, 2002 compared to $3,543,000 in the same period of 2001. Revenues attributable to CTA were $4,253,000 and $3,500,000 for the quarters ended March 31, 2002 and 2001, respectively. The $753,000 increase in CTA's revenue was primarily attributable to the addition of new distributors as well as customer incentives offered in the first quarter of 2002. CBIR traditionally has little revenue in the first quarter as the racing season does not begin until May each year. CBIR's revenues were $29,000 and $43,000 for the quarters ended March 31, 2002 and 2001 respectively.

Cost of sales were $3,012,000 and $2,848,000 for the quarters ended March 31, 2002 and 2001 respectively or 70% and 80% as a percentage of revenue. Cost of sales attributable to CTA were $2,703,000 and $2,623,000 for the quarters ended March 31, 2002 and 2001 respectively or 63% and 75% as a percentage of revenue. The decrease in costs of sales is primarily attributed to efficiencies experienced with higher production volumes as well as more favorable material costs. Gross profit for CTA was 37% of sales for the first quarter of 2002 and 25% of sales for the first quarter of 2001. Cost of sales attributable to CBIR were $309,000 and $225,000 for the quarters ended March 31, 2002 and 2001 respectively.

Selling, general and administrative expenses were $1,130,000 and $1,142,000 for the quarters ended March 31, 2002 and 2001 respectively, or 26% and 32% as a percentage of revenues. Selling, general and administrative expenses attributed to CTA were $983,000 and $1,034,000 for the quarters ended March 31, 2002 and 2001 respectively. The decrease in expense as a percentage of revenue is due to their relatively fixed nature as compared to the increase in sales. Included in selling, general and administrative expense for the first quarter of 2001 is goodwill amortization expense of $82,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No.
142. See also "Cumulative Effect of Accounting Change for Goodwill" below. Selling, general and administrative expenses for CBIR were $147,000 and $108,000 for the three month period ended March 31, 2002 and 2001 respectively.

Interest expense in the first quarter of 2002 decreased by $27,000 from the first quarter of 2001 due to the reduction of outstanding debt.

Interest income was $102,000 and $98,000 for the quarters ended March 31, 2002 and 2001 respectively.

Net rental income was $59,000 and $24,000 for the quarters ended March 31, 2002 and 2001 respectively.

In January and February 2002, we made non-refundable deposits totaling $110,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at March 31, 2002, these deposits have been expensed.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. We adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. We engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of our businesses for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to our truck accessories business and $62,000 was associated with our racetrack operations. In addition, the adoption eliminated annual amortization expense of approximately $387,000 or $.01 per share. See Note 1 to the condensed financial statements included in Appendix A.

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

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operations needs to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have a good relationship with the NHRA, and the current term of our sanctioning agreement has been extended to December 31, 2005, it is likely that the loss of the national race with the NHRA would adversely affect the results of our operations.

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

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". We adopted this standard effective January 1, 2002. See "Cumulative Effect of Accounting Change for Goodwill" above for a discussion of the effect of adopting SFAS 142.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be held and used and disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe that the adoption of SFAS 144 will have a material effect on the Company's financial position or results of operations.

SEGMENT REPORTING

For a discussion of our business segments, see Note 10 to the condensed financial statements included in Appendix A.

SUBSEQUENT EVENTS

On April 19, 2002 the National Hot Rod Association ("NHRA"), the primary sanctioning body of our racing events, exercised its option to extend its sanction agreement with CBIR for an additional three year period. The extended agreement expires December 31, 2005 and retains similar terms and conditions to our original agreement.

On April 17, 2002, Deloitte & Touche LLP notified us of its decision to resign as our independent public accountants. Deloitte & Touche has not included, in either of the past two years, an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles, with respect to our financial statements. During our two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 17, 2002, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche's satisfaction would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its reports. On May 10, 2002 we engaged Grant Thornton LLP as our independent public accountants for fiscal 2002.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.

                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

In previous filings, we have disclosed that in May 2000, the landlord of a facility formerly occupied by CTA filed suit in the Superior Court for Riverside County, California claiming that we breached our lease by failing to notify the landlord of our intentions to sublease the facility. In May of 2002, we paid $300,000 to settle this matter. Additionally, we are responsible for rent that is due through 2004 and certain repairs and costs of reletting.

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

                         SPORTS RESORTS INTERNATIONAL, INC.



Dated: May 15, 2002      By: /s/ Gregory T. Strzynski
                            ---------------------------------------------------
                              Gregory T. Strzynski
                              Chief Financial Officer
                              (Duly Authorized Officer and Principal Accounting and Financial Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS



                                                           March 31,            December 31,
                                                             2002                   2001
                                                         (unaudited)             (audited)
                                                         ------------           ------------

ASSETS

CURRENT ASSETS:
  Cash                                                    $ 1,082,177            $ 1,232,183
  Accounts receivable:
    Trade (net of allowance for doubtful
    accounts of $644,000 and $598,000 at
    March 31, 2002 and December 31, 2001
    respectively)                                           1,113,562                874,932
  Note receivable - related party (Note 2)                    139,630                136,874
  Federal income taxes receivable (Note 7)                  1,612,500                913,621
  Inventories (Note 3)                                      1,178,307              1,150,173
  Other                                                       580,420                600,252
                                                          -----------            -----------

          Total current assets                              5,706,596              4,908,035

PROPERTY, PLANT, AND EQUIPMENT - Net                        9,440,596              9,798,418
  (Notes 4 and 5)

OTHER ASSETS:
  Note receivable - related party (Note 2)                  4,702,469              4,738,427
  Goodwill (Net of accumulated amortization
  of $1,819,000 at December 31, 2001) (Note 1)                     --              1,130,911
  Other                                                     1,585,473              1,614,450
                                                          -----------            -----------

          Total other assets                                6,287,942              7,483,788

TOTAL ASSETS                                              $21,435,134            $22,190,241
                                                          ===========            ===========


                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                              March 31,               December 31,
                                                                2002                      2001
                                                             (unaudited)               (audited)
                                                             -----------              -------------

LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                  $  1,168,757             $  1,270,783
  Accounts payable                                               1,455,615                1,269,312
  Accrued expenses (Note 6)                                      1,428,052                1,311,091
                                                              ------------             ------------

          Total current liabilities                              4,052,424                3,851,186

LONG-TERM DEBT (Note 5)                                            438,292                  608,002

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                         --                   10,400

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,362,953 shares issued
      and outstanding at March 31, 2002
      and December 31, 2001                                        483,629                  483,629
  Additional paid-in-capital                                     5,656,605                5,656,605
  Net advances to related parties (Note 2)                      (1,991,392)              (1,495,909)
  Retained earnings                                             12,795,576               13,076,328
                                                              ------------             ------------

             Total shareholders' equity                         16,944,418               17,720,653
                                                              ------------             ------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                      $ 21,435,134             $ 22,190,241
                                                              ============             ============


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                           Three Months Ending
                                                                March 31
                                                   -----------------------------------
                                                       2002                    2001
                                                   -----------             -----------

SALES                                              $ 4,281,697             $ 3,543,182

COST OF SALES                                        3,011,632               2,848,283
                                                   -----------             -----------

GROSS PROFIT                                         1,270,065                 694,899

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                            1,130,328               1,142,148

NET (LOSS) GAIN ON DISPOSAL OF ASSETS                   (5,289)                 12,227
                                                   -----------             -----------

INCOME (LOSS) FROM OPERATIONS                          134,448                (435,022)

OTHER INCOME (EXPENSE):
     Interest expense                                  (35,978)                (63,120)
     Interest income                                   102,091                  97,768
     Net rental income                                  58,975                  24,302
     Land options (Note 4)                            (110,000)                     --
     Other                                               1,744                   2,407
                                                   -----------             -----------

        Other income, net                               16,832                  61,357
                                                   -----------             -----------

INCOME (LOSS) BEFORE INCOME TAX BENEFIT                151,280                (373,665)

INCOME TAX BENEFIT (Note 7)                            698,879                      --
                                                   -----------             -----------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                 850,159                (373,665)

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE FOR GOODWILL (Note 1)                      (1,130,911)                     --
                                                   -----------             -----------

NET LOSS                                           $  (280,752)            $  (373,665)
                                                   ===========             ===========

                                                                             Continued


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three Months Ending
                                                                                     March 31
                                                                     -----------------------------------------
                                                                         2002                         2001
                                                                     --------------             --------------
BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE (Note 8)
   Income (loss) before accounting change                            $         0.01             $        (0.01)
   Cumulative effect of change in accounting principle                        (0.02)                        --
                                                                     --------------             --------------

   Net Loss                                                          $        (0.01)            $        (0.01)
                                                                     ==============             ==============

WEIGHTED AVERAGE COMMON SHARES
   Basic                                                                 48,362,953                 48,355,610
   Effect of dilutive securities:
      Common share equivalents,
      common shares issuable upon exercise of outstanding
      stock options                                                         108,583                         --
                                                                     --------------             --------------

   Diluted                                                               48,471,536                 48,355,610
                                                                     ==============             ==============

                                                                                                     Concluded


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                      Three Months Ending
                                                                                            March 31
                                                                                 -------------------------------
                                                                                      2002             2001
                                                                                      ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $  (280,752)      $  (373,665)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                                504,449           590,687
         Cumulative effect of accounting change (Note 1)                            1,130,911                --
         Loss (gain) on disposal of property and equipment                              5,289           (12,227)
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                                       (238,630)         (618,657)
           Inventories                                                                (28,134)          329,765
           Other                                                                       38,409            15,935
           Accounts payable                                                           186,303          (113,660)
           Accrued expenses                                                           116,961           159,532
           Income taxes receivable/payable                                           (698,879)               --
                                                                                  -----------       -----------

Net cash provided by (used in) operating activities                                   735,927           (22,290)
                                                                                  -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (163,792)         (451,155)
    Proceeds from disposal of property and equipment                                   11,876            16,691
    Payments received on notes receivable-related party                                33,202            20,102
                                                                                  -----------       -----------

Net cash used in investing activities                                                (118,714)         (414,362)
                                                                                  -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                   --            (3,172)
    Principal payments on obligations under capital leases                           (271,736)         (250,976)
    Net advances to related parties                                                  (495,483)          (12,983)
                                                                                  -----------       -----------

Net cash used in financing activities                                                (767,219)         (267,131)
                                                                                  -----------       -----------

DECREASE IN CASH                                                                     (150,006)         (703,783)
                                                                                  -----------       -----------

CASH, BEGINNING OF PERIOD                                                           1,232,183         2,566,036
                                                                                  -----------       -----------

CASH, END OF PERIOD                                                               $ 1,082,177       $ 1,862,253
                                                                                  ===========       ===========
                                                                                                      Continued


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                 Three Months Ending
                                                       March 31
                                                 --------------------
                                                   2002        2001
                                                   ----        ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest      $84,444      $55,479
                                                 =======      =======

   Cash paid during the period for taxes         $    --      $    --
                                                 =======      =======





                                                            Concluded


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

             These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2002. A summary of critical accounting policies is presented beginning on page 10 of the Company's most recent Form 10-K. There have been no material changes in the accounting policies followed by the Company during fiscal year 2002 except for those changes described in "New Accounting Pronouncements" below.

             The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

             The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results expected for the full year.

             All share and per share data has been restated to conform with the 2 for 1 stock split paid on September 6, 2001, as described in Note 8.

             NEW ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. The Company adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. The Company engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of the Company's business segments for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business segment. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to CTA and $62,000 was associated with CBIR. In addition, the adoption eliminates annual amortization expense of approximately $387,000 or $.01 per share.

             In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be held and used and disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management does not believe the adoption of SFAS 144 will have a material effect on the Company's financial position or results of operations.

             RECLASSIFICATIONS - Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

             Net Advances to Related Parties

             During 2001 and the first quarter of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company advanced $604,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to CBIR's facility in Brainerd, Minnesota. Upon completion, later in fiscal 2002, Mr. Williamson intends to transfer the facility to the Company, at which time the advances would be offset. The total amount outstanding at March 31, 2002 and December 31, 2001 was $1,991,000 and $1,496,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. Subsequent to the first quarter of 2002 the Company advanced an additional $236,000 for construction costs related to the convenience store and gas station.


Note 3       INVENTORIES

                  Inventories are summarized as follows:         March 31,          December 31,
                                                                    2002                2001
                                                                (unaudited)          (audited)
                                                              ---------------    -----------------

                           Finished products                  $       771,518    $         789,674
                           Raw materials                              406,789              360,499
                                                              ---------------    -----------------

                           Total inventories                  $     1,178,307    $       1,150,173
                                                              ===============    =================

Note 4       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:

                                                                         March 31,             December 31,
                                                                            2002                   2001
                                                                        (unaudited)              (audited)
                                                                    -------------------     ------------------

             Land and improvements                                  $         2,751,620     $        2,752,540
             Track                                                            1,903,120              1,903,120
             Buildings                                                        1,827,909              1,824,484
             Condominium units                                                  466,000                466,000
             Leasehold improvements                                             300,080                300,080
             Bleachers & fencing                                              1,699,541              1,702,106
             Equipment (including equipment under capital lease)              6,738,200              6,685,617
             Transportation equipment                                         1,217,686              1,267,103
             Furniture & fixtures                                               712,892                716,764
             Tooling                                                          3,431,292              3,354,852
                                                                    -------------------     ------------------

                    Total                                                    21,048,340             20,972,666
                    Less accumulated depreciation                           (11,607,744)           (11,174,248)
                                                                    -------------------     ------------------

             Net property, plant and equipment                      $         9,440,596     $        9,798,418
                                                                    ===================     ==================

             In January and February of 2002, the Company made non-refundable deposits totaling $110,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at March 31, 2002, these deposits have been expensed.

Note 5       LONG TERM DEBT


             Long-term obligations consist of the following:

                                                                              March 31,         December 31,
                                                                                2002               2001
                                                                             (unaudited)         (audited)
                                                                              ----------        -----------
Term loan, annual installments of $100,675 plus interest at
  9% through August 2003;  secured by related assets                         $   201,350       $   201,350
Mortgage payable to a bank, interest at the bank's prime
  rate plus 2%, with a floor of 8% (effective rate of 8% at March 31,
  2002 and December 31, 2001) annual principal payments of $50,000 plus interest due quarterly,
  through September 2004;  secured by underlying property                        150,000           150,000
Capital lease obligations through October 2003;
  monthly installments include interest at rates between
  7.5% and 8.75%, collateralized by the related machinery
  and equipment (Note 4)                                                       1,255,699         1,527,435
                                                                             -----------       -----------

            Total                                                              1,607,049         1,878,785

Less current portion                                                          (1,168,757)       (1,270,783)
                                                                             -----------       -----------

Long-term                                                                    $   438,292       $   608,002
                                                                             ===========       ===========


Note 6      ACCRUED EXPENSES

            Accrued expenses consist of the following:         March 31,         December 31,
                                                                  2002               2001
                                                              (unaudited)         (audited)
                                                              -----------       -------------

            Accrued legal settlements                         $  630,000         $   725,000
            Accrued interest                                      13,902              62,368
            Advance ticket sales                                 217,287                  --
            Other                                                566,863             523,723
                                                              -----------        ------------


             Total                                            $ 1,428,052        $  1,311,091
                                                              ===========        ============

Note 7     INCOME TAXES

             On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company will carryback approximately $1,642,000 of net operating losses for which there was a valuation allowance. In addition, the Company will realize the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted.

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

Note 8     EARNINGS (LOSS) PER SHARE

           Basic earnings (loss) per share is based upon the weighted average number of shares outstanding. Diluted earnings per share assumes the exercise of common stock options when dilutive.

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

Note 9     CONTINGENCIES

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

           In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. In May of 2002, the Company paid $300,000 to settle this matter. Additionally, the Company is responsible for rent that is due through 2004 and certain repairs and costs of reletting.

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

Note 10    SEGMENTS OF BUSINESS

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

           Financial information segregated by reportable product segment is as follows:


                                                   Three Months Ending
                                                        March 31
                                                       (Unaudited)
                                                 2002               2001
                                              -----------       -----------
            Sales:
                      Truck Accessories       $ 4,252,432       $ 3,499,626
                      Raceway                      29,265            43,556
                                              -----------       -----------

                      Total                   $ 4,281,697       $ 3,543,182
                                              ===========       ===========

            Income (loss)from Operations
                      Truck Accessories       $   560,365       $  (140,316)
                      Raceway                    (425,917)         (294,706)
                                              -----------       -----------

                      Total                   $   134,448       $  (435,022)
                                              ===========       ===========