Form 10-Q
period 2002-06-30
SPORTS RESORTS INTERNATIONAL INC
filed 2002-08-09
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

     For the transition period from                      to
                                   --------------------     --------------------

                        Commission File Number: 2-98277C

                       SPORTS RESORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                            MICHIGAN                                                38-3262264
 (State or other jurisdiction of incorporation or organization)        (I.R.S. employer identification no.)

                951 AIKEN ROAD, OWOSSO, MICHIGAN                                       48867
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


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 1, 2002: 48,362,953

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

CRITICAL ACCOUNTING POLICIES

A summary of our critical accounting policies is presented beginning on page 10 of our 2001 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2002. There have been no material changes in our accounting policies during fiscal 2002 except for those changes described in "Cumulative Effect of Accounting Change for Goodwill" below.

BACKGROUND/NAME CHANGES

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

We have received approval from our Board of Directors and are in the process of implementing name changes for both of our operating subsidiaries. We are changing the name of our subsidiary, The Colonel's Truck Accessories, Inc., which operates in the truck accessories segment, to Rugged Liner, Inc. ("RL"). The name of our subsidiary, The Colonel's Brainerd International Raceway, Inc., which operates in the sports and entertainment segment, will become Brainerd International Raceway & Resort, Inc. ("BIR"). All references to our subsidiaries in this document reflect the name changes as described above.

RUGGED LINER, INC. RL manufactures and sells pickup truck bedliners and tailgate covers through a distributor network. Truck bedliners are plastic inserts that are placed in the rear beds of pickup trucks to protect the paint and structural integrity of the bed. RL manufactures approximately 90 different bedliners.

BRAINERD INTERNATIONAL RACEWAY & RESORT, INC. BIR operates a motor sports facility located approximately six miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the racetrack. BIR schedules racing and other events held at the racetrack during weekends in May through October of each year.

DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesse County, Michigan. This project is in the development stage. We have received zoning and site plan approval for development of the site. Final approval is subject to review by the Mount Morris Township Planning Board. The Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $4,908,000 at December 31, 2001 to $6,054,000 at June 30, 2002. This increase is primarily related to a $281,000 increase in inventory, a $699,000 increase in Federal income taxes receivable and a $531,000 increase in other current assets offset by a $511,000 decrease in cash. Our consolidated current liabilities increased from $3,851,000 at December 31, 2001 to $5,000,000 at June 30, 2002. This increase primarily relates to a $896,000 increase in accounts payable and an increase in accrued expenses of $497,000.

Cash decreased by $511,000 from the year end 2001 to June 30, 2002 primarily due to cash generated in operating activities of $1,670,000 offset by capital expenditures of $493,000, debt repayments of $549,000 and net advances to related parties of $1,230,000.

Accounts receivable--trade increased by approximately $141,000 from $875,000 as of December 31, 2001 to $1,016,000 at June 30, 2002, due to normal increased sales activity associated with the second quarter, as compared to the fourth quarter.

Federal income taxes receivable of $1,613,000 at June 30, 2002 relate to net operating losses eligible for carryback. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extended the carryback period for net operating losses from two years to five years. Based on this new legislation, we will carryback approximately $1,642,000 of net operating losses for which there was a valuation allowance. In addition, we will realize the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. The balance of $914,000 at December 31, 2001 represents the amount due per our Federal income tax return as filed.

Inventories increased by approximately $281,000 from $1,150,000 at December 31,2001 to $1,431,000 at June 30, 2002 primarily due to increased production of bedliners to service higher sales volumes.

Note receivable - related party at June 30, 2002 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments.

Other assets -- current increased $531,000, from $600,000 at December 31, 2001 to $1,131,000 at June 30, 2002 primarily due to sanction fees associated with an event to be held at BIR in the third quarter of 2002.

Net property, plant and equipment decreased by approximately $541,000 from $9,798,000 at December 31, 2001 to $9,257,000 at June 30, 2002 due to fixed asset additions of $493,000 offset by depreciation for the period of $1,006,000. Equipment, molds, tooling and land improvements comprised additions during the period.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $896,000 from $1,269,000 at December 31, 2001 to $2,165,000 at June 30, 2002 due to sanction fees associated with an event to be held by BIR in the third quarter 2002 and increased material purchases to support increased production and sales volumes in the second quarter of 2002.

Accrued expenses increased by $497,000 from $1,311, 000 at December 31, 2001 to $1,808,000 at June 30, 2002, primarily due to advance ticket sales of $792,000 at BIR, offset by a decrease in accrued legal settlements due to the payment of $414,000 to settle outstanding claims.

During 2001 and the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our Chief Executive Officer and majority shareholder. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we advanced $1,036,000 on behalf of Mr.

Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Later in fiscal 2002, Mr. Williamson intends to transfer the facility to us, at which time the advances would be offset. The total amount outstanding at June 30, 2002 and December 31, 2001 was $2,726,000 and $1,496,000 respectively, which is to be reimbursed to us by the affiliated entities.

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

In 1995, we leased $2,689,000 of equipment under a lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent through October, 2003.

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

RESULTS OF OPERATIONS

Our revenues were $4,625,000 in the three months ended June 30, 2002 compared to $3,951,000 in the same period of 2001. Revenues attributable to RL were $4,147,000 and $3,599,000 for the quarters ended June 30, 2002 and 2001, respectively. The $548,000 increase in RL's revenue was primarily attributable to the addition of new distributors. BIR's revenues were $478,000 and $352,000 for the quarters ended June 30, 2002 and 2001 respectively. The $126,000 increase in BIR's revenues is primarily due to the timing of events held at the raceway.

Revenues were $8,907,000 and $7,494,000 for the six month periods ending June 30, 2002 and 2001, respectively for the same reasons as above. Revenues for RL were $8,399,000 and $7,098,000 for the six month periods ending June 30, 2002 and 2001, respectively, and BIR's revenues were $508,000 and $396,000 for the same periods.

Cost of sales were $3,437,000 and $3,103,000 for the quarters ended June 30, 2002 and 2001 respectively or 74% and 79% as a percentage of revenue. Cost of sales attributable to RL were $2,650,000 and $2,689,000 for the quarters ended June 30, 2002 and 2001 respectively or 64% and 75% as a percentage of revenue. The decrease in RL cost of sales is primarily attributed to efficiencies experienced with higher production volumes as well as more favorable material costs. Gross profit for RL was 36% of sales for the second quarter of 2002 and 25% of sales for the second quarter of 2001. Cost of sales attributable to BIR were $787,000 and $414,000 for the quarters ended June 30, 2002 and 2001 respectively. The increase in BIR's cost of sales is primarily attributable to the timing of events held at the raceway. Additionally, BIR has increased amounts spent for maintenance, entertainment and promotion in an effort to increase revenues and attendance.

Cost of sales for the six month periods ended June 30, 2002 and 2001 were $6,448,000 and $5,952,000 respectively for the same reasons described above. Cost of sales attributable to RL were $5,353,000 and $5,312,000 for the six month periods ended June 30, 2002 and 2001, respectively or 64% and 75% as a percentage of revenues. Cost of sales attributable to BIR for the six month periods ended June 30, 2002 and 2001 were $1,095,000 $640,000, respectively.

Selling, general and administrative expenses were $1,270,000 and $1,058,000 for the quarters ended June 30, 2002 and 2001 respectively, or 27% for both periods as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $1,059,000 and $870,000 for the quarters ended June 30, 2002 and 2001 respectively. Included in RL's selling, general and administrative expense for the second quarter of 2001 is goodwill amortization expense of $82,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. See also "Cumulative Effect of Accounting Change for Goodwill" below. Selling, general and administrative expenses for BIR were $211,000 and $188,000 for the three month period ended June 30, 2002 and 2001 respectively. BIR's selling, general and administrative expenses included goodwill amortization of $15,000 in the second quarter of 2001.

Selling, general and administrative expenses were $2,401,000 and $2,201,000 for the six month periods ended June 30, 2002 and 2001, respectively or 27% and 29% as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $2,043,000 and $1,905,000 for the six month periods ended June 30, 2002 and 2001, respectively. Included in RL's selling, general and administrative expense for the first six months of 2001 is goodwill amortization expense of $164,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. See also "Cumulative Effort of Accounting Change for Goodwill" below. Selling, general and administrative expenses for BIR were $358,000 and $296,000 for the six month periods ended June 30, 2002 and 2001, respectively. BIR's selling, general and administrative expenses include goodwill amortization of $30,000 in the six month period ended June 30, 2001.

Interest expense in the second quarter of 2002 decreased by $28,000 from the second quarter of 2001 due to the reduction of outstanding debt. Interest expense in the six month period ending June 30, 2002 decreased by $55,000 for the same period in 2001 for the same reason.

Interest income was $101,000 and $221,000 for the quarters ended June 30, 2002 and 2001 respectively and $203,000 and $319,000 for the six month periods ending June 30, 2002 and 2001 respectively. Changes in interest income are attributable to excess cash available for investment purposes and interest earned on note receivable-related party.

Net rental income was $69,000 and $37,000 for the quarters ended June 30, 2002 and 2001 respectively and $128,000 and $61,000 for the six month periods ending June 30, 2002 and 2001 respectively.

In January, February and April of 2002, we made non-refundable deposits totaling $120,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at June 30, 2002, these deposits have been expensed.

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

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operations needs to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have a good relationship with the NHRA, and the current term of our sanctioning agreement has been extended to December 31, 2005, it is likely that the termination of our sanction agreement with the NHRA would adversely affect the results of our operations.

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

SEGMENT REPORTING

For a discussion of our business segments, see Note 11 to the condensed financial statements included in Appendix A.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

In previous filings, we have disclosed that in May 2000, the landlord of a facility formerly occupied by RL filed suit in the Superior Court for Riverside County, California claiming that we breached our lease by failing to notify the landlord of our intentions to sublease the facility. In May of 2002, we paid $300,000 to settle this matter. Additionally, we are responsible for rent that is due through 2004 and certain repairs and cost of reletting. We believe that the resulting liability should not materially affect our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits          Description
         --------          -----------

         99.1              Certification of Chief Executive Officer
         99.2              Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         We filed the following reports on Form 8-K during the quarter ended June 30, 2002:


         Form 8-K
         Filing Date       Description
         -----------       -----------

         April 22, 2002    Change in certifying accountant
         May 15, 2002      Press release dated May 15, 2002
         June 18, 2002     Press release dated June 4, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          SPORTS RESORTS INTERNATIONAL, INC.



Dated: August 9, 2002     By: /s/ Gregory T. Strzynski
                             ---------------------------------------------------
                             Gregory T. Strzynski
                             Chief Financial Officer
                             (Duly Authorized Officer and Principal Accounting and Financial Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS


                                                                          June 30,               December 31,
                                                                            2002                    2001
                                                                         (unaudited)              (audited)
                                                                       --------------          ----------------
ASSETS

CURRENT ASSETS:
  Cash                                                                 $      720,812          $      1,232,183
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and cash
    discounts of $672,000 and $598,000 at June 30, 2002 and
    December 31, 2001 respectively)                                         1,015,713                   874,932
  Note receivable -- related party (Note 2)                                   142,442                   136,874
  Federal income taxes receivable (Note 7)                                  1,612,500                   913,621
  Inventories (Note 3)                                                      1,431,391                 1,150,173
  Other                                                                     1,131,350                   600,252
                                                                       --------------          ----------------

          Total current assets                                              6,054,208                 4,908,035

PROPERTY, PLANT AND EQUIPMENT -- Net                                        9,257,246                 9,798,418
  (Notes 4 and 5)

OTHER ASSETS:
  Note receivable -- related party (Note 2)                                 4,665,786                 4,738,427
  Goodwill (Net of accumulated amortization
  of $1,819,000 at December 31, 2001) (Note 1)                                     --                 1,130,911
  Other                                                                     1,583,791                 1,614,450
                                                                       --------------          ----------------
          Total other assets                                                6,249,577                 7,483,788
                                                                       --------------          ----------------
TOTAL ASSETS                                                           $   21,561,031          $     22,190,241
                                                                       ==============          ================

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                       June 30,                December 31,
                                                                         2002                     2001
                                                                      (unaudited)               (audited)
                                                                    --------------          ----------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                        $    1,026,759          $      1,270,783
  Accounts payable                                                       2,165,424                 1,269,312
  Accrued expenses (Note 6)                                              1,808,046                 1,311,091
                                                                    --------------          ----------------
          Total current liabilities                                      5,000,229                 3,851,186

LONG-TERM DEBT (Note 5)                                                    303,100                   608,002

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                                 --                    10,400

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,362,953 shares issued
      and outstanding at June 30, 2002
      and December 31, 2001                                                483,629                   483,629
  Additional paid-in-capital                                             5,656,605                 5,656,605
  Net advances to related parties (Note 2)                              (2,726,186)               (1,495,909)
  Retained earnings                                                     12,843,654                13,076,328
                                                                    --------------          ----------------

             Total shareholders' equity                                 16,257,702                17,720,653
                                                                    --------------          ----------------
TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                            $   21,561,031          $     22,190,241
                                                                    ==============          ================

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Six Months Ending                 Three Months Ending
                                                               June 30                            June 30
                                                   -------------------------------     ------------------------------
                                                       2002             2001               2002             2001
                                                   --------------   --------------     -------------    -------------

SALES                                              $   8,907,180    $   7,494,435      $  4,625,483     $  3,951,253

COST OF SALES                                          6,448,376        5,951,640         3,436,744        3,103,357
                                                   --------------   --------------     -------------    -------------

GROSS PROFIT                                           2,458,804        1,542,795         1,188,739          847,896

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                               2,400,540        2,200,564         1,270,212        1,058,416

NET (LOSS) GAIN ON DISPOSAL
 OF ASSETS                                                (4,450)         12, 435               839              208
                                                   --------------   --------------     -------------    -------------

INCOME (LOSS) FROM
 OPERATIONS                                               53,814         (645,334)          (80,634)        (210,312)

OTHER INCOME (EXPENSE):
     Interest expense                                    (67,345)        (122,001)          (31,367)         (58,881)
     Interest income                                     202,990          318,619           100,899          220,851
     Net rental income                                   127,784           61,139            68,809           36,837
     Land options (Note 4)                              (120,000)              --           (10,000)              --
     Other                                                 2,115            6,151               371            3,744
                                                   --------------   --------------     -------------    -------------
        Other income, net                                145,544          263,908           128,712          202,551

INCOME (LOSS) BEFORE INCOME
 TAX BENEFIT                                             199,358         (381,426)           48,078           (7,761)

INCOME TAX BENEFIT (Note 7)                              698,879               --                --               --
                                                   --------------   --------------     -------------    -------------

INCOME (LOSS) BEFORE
 ACCOUNTING CHANGE                                       898,237         (381,426)           48,078           (7,761)

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE FOR
 GOODWILL (NOTE 1)                                    (1,130,911)              --                --               --
                                                   --------------   --------------     -------------    -------------

NET (LOSS) INCOME                                  $    (232,674)   $    (381,426)     $     48,078     $     (7,761)
                                                   ==============   ==============     =============    =============




                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Six Months Ending                Three Months Ending
                                                               June 30                           June 30
                                                   -----------------------------     --------------------------------
                                                        2002            2001             2002              2001
                                                   -------------    ------------     -------------    ---------------
BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE
   (Note 8)
   Income (loss) before accounting
     change                                        $       0.01     $      (0.01)    $        0.00    $          0.00
   Cumulative effect of change in
     accounting principle                                 (0.02)              --                --                 --
                                                   -------------    ------------     -------------    ---------------

   Net Loss                                        $      (0.01)    $      (0.01)    $        0.00    $          0.00
                                                   =============    ============     =============    ===============

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                                             48,362,953       48,355,610        48,362,953         48,355,610
   Effect of dilutive securities:
      Common share equivalents,
        common shares issuable upon
        exercise of outstanding
        stock options                                     90,003              --            73,281                 --
                                                   -------------    ------------     -------------    ---------------

   Diluted                                            48,452,956      48,355,610        48,436,234        48,355,610
                                                   =============    ============     =============    ===============



                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ending
                                                                                                June 30
                                                                                   --------------------------------
                                                                                        2002               2001
                                                                                   --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $     (232,674)    $    (381,426)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                                  1,006,195         1,188,188
         Cumulative effect of accounting change (Note 1)                                1,130,911                --
         Loss (gain) on disposal of property and equipment                                  4,450           (12,435)
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                                           (140,781)         (392,365)
           Inventories                                                                   (281,218)          241,385
           Other                                                                         (510,839)         (576,495)
           Accounts payable                                                               896,112          (464,522)
           Accrued expenses                                                               496,955           652,537
           Income taxes receivable/payable                                               (698,879)               --
                                                                                   --------------     -------------

Net cash provided by operating activities                                               1,670,232           254,867
                                                                                   --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                 (492,849)         (671,705)
    Proceeds from disposal of property and equipment                                       23,376            17,491
    Payments received on notes receivable-related party                                    67,073            82,034
                                                                                   --------------     -------------
Net cash used in investing activities                                                    (402,400)         (572,180)
                                                                                   --------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                                       --            (6,375)
    Principal payments on obligations under capital leases                               (548,926)         (506,989)
    Net advances to related parties                                                    (1,230,277)         (217,158)
    Disgorgement of trading profits (Note 9)                                                   --           208,126
                                                                                   --------------     -------------
Net cash used in financing activities                                                  (1,779,203)         (522,396)
                                                                                   --------------     -------------
DECREASE IN CASH                                                                         (511,371)         (839,709)
                                                                                   --------------     -------------
CASH, BEGINNING OF PERIOD                                                               1,232,183         2,566,036
                                                                                   --------------     -------------
CASH, END OF PERIOD                                                                $      720,812     $   1,726,327
                                                                                   ==============     =============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          Six Months Ending
                                                                                               June 30
                                                                                   --------------------------------
                                                                                        2002               2001
                                                                                   --------------     -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                        $      110,874     $     105,964
                                                                                   ==============     =============

   Cash paid during the period for taxes                                           $           --     $          --
                                                                                   ==============     =============




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

             The Company is a Michigan corporation and a holding company with two active wholly owned subsidiaries. The Company received approval from its Board of Directors and is in the process of implementing name changes for both of its operating subsidiaries. The Company is changing the name of its subsidiary, The Colonel's Truck Accessories, Inc., which operates in the truck accessories segment, to Rugged Liner, Inc. ("RL"). The name of the Company's subsidiary, The Colonel's Brainerd International Raceway, Inc., which operates in the sports and entertainment segment, will become Brainerd International Raceway & Resort, Inc. ("BIR"). All references to the Company's subsidiaries reflect the name changes as described above.

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

             NEW ACCOUNTING PRONOUNCEMENTS

             In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. The Company adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. The Company engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of the Company's business segments for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business segment. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to RL and $62,000 was associated with BIR. In addition, the adoption eliminates annual amortization expense of approximately $387,000 or $.01 per share.

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

             RECLASSIFICATIONS -- Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

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

             Net Advances to Related Parties

             During 2001 and the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company has advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Later in fiscal 2002, Mr. Williamson intends to transfer the facility to the Company, at which time the advances would be offset. The total amount outstanding at June 30, 2002 and December 31, 2001 was $2,726,000 and $1,496,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity.

Note 3       INVENTORIES

             Inventories are summarized as follows:                                June 30,          December 31,
                                                                                     2002               2001
                                                                                 (unaudited)          (audited)
                                                                                --------------    -----------------
                           Finished products                                    $      973,057    $         789,674
                           Raw materials                                               458,334              360,499
                                                                                --------------    -----------------
                           Total inventories                                    $    1,431,391    $       1,150,173
                                                                                ==============    =================

Note 4       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:

                                                                               June 30,               December 31,
                                                                                 2002                    2001
                                                                              (unaudited)              (audited)
                                                                            ----------------        ---------------
                  Land and improvements                                     $      2,961,097        $     2,752,540
                  Track                                                            1,903,120              1,903,120
                  Buildings                                                        1,827,909              1,824,484
                  Condominium units                                                  466,000                466,000
                  Leasehold improvements                                             312,569                300,080
                  Bleachers & fencing                                              1,699,541              1,702,106
                  Equipment (including equipment under capital lease)              6,766,680              6,685,617
                  Transportation equipment                                         1,231,032              1,267,103
                  Furniture & fixtures                                               718,595                716,764
                  Tooling                                                          3,478,091              3,354,852
                                                                            ----------------        ---------------

                         Total                                                    21,364,634             20,972,666
                         Less accumulated depreciation                           (12,107,388)           (11,174,248)
                                                                            ----------------        ---------------
                  Net property, plant and equipment                         $      9,257,246        $     9,798,418
                                                                            ================        ===============

             In January, February and April of 2002, the Company made non-refundable deposits totaling $120,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at June 30, 2002, these deposits have been expensed.

Note 5   LONG TERM DEBT
         Long-term obligations consist of the following:

                                                                                         June 30,         December 31,
                                                                                           2002              2001
                                                                                        (unaudited)        (audited)
                                                                                        -----------      -------------
         Term loan, annual installments of $100,675 plus interest at
           9% through August 2003;  secured by related assets                           $   201,350      $     201,350
         Mortgage payable to a bank, interest at the bank's prime
           rate plus 2%, with a floor of 8% (effective rate of 8% at
           June 30, 2002 and December 31, 2001)
           annual principal payments of $50,000 plus interest due quarterly,
           through September 2004;  secured by underlying property                          150,000            150,000
         Capital lease obligations through October 2003;
           monthly installments include interest at rates between
           7.5% and 8.75%, collateralized by the related machinery
           and equipment (Note 4)                                                           978,509          1,527,435
                                                                                        -----------      -------------

                     Total                                                                1,329,859          1,878,785

         Less current portion                                                            (1,026,759)        (1,270,783)
                                                                                        -----------      -------------

         Long-term                                                                      $   303,100      $     608,002
                                                                                        ===========      =============



Note 6   ACCRUED EXPENSES

         Accrued expenses consist of the following:                                      June 30,         December 31,
                                                                                           2002              2001
                                                                                        (unaudited)        (audited)
                                                                                        -----------      -------------
         Accrued legal settlements                                                      $   360,000      $     725,000
         Accrued interest                                                                    18,841             62,368
         Advance ticket sales                                                               791,724                 --
         Other                                                                              637,481            523,723
                                                                                        -----------      -------------

         Total                                                                          $ 1,808,046      $   1,311,091
                                                                                        ===========      =============

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

Note 9   DISGORGEMENT OF TRADING PROFITS

         During the quarter ending June 30, 2001, the Company became aware that one of its officers had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company sought and received the disgorgement of profits received as result of his improper trading. During the quarter ending June 30, 2001, the Company received $208,126, which was credited to paid in capital. In July 2001, the Company received $16,926, satisfying this matter in its entirety.

Note 10  CONTINGENCIES

         On December 17, 1998, the Company sold substantially all of the assets used in its bumper production operations. The sale consisted of substantially all inventory, machinery and equipment, accounts receivable and prepaid items. The purchaser also assumed certain liabilities such as accounts payable and purchase commitments. In June 2000, the Company received notice of an indemnity claim by the purchaser. In February 2002 the Company paid $114,000 to settle this matter.

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

Note 11  SEGMENTS OF BUSINESS

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

         Financial information segregated by reportable product segment is as follows:

                                               Six Months Ending                     Three Months Ending
                                                    June 30                                June 30,
                                                  (unaudited)                            (unaudited)
                                      -----------------------------------    -------------------------------------
                                             2002              2001                2002                 2001
                                      ----------------   ----------------    ----------------     ----------------
Sales:
     Truck Accessories                $     8,399,360    $     7,098,338     $     4,146,928      $     3,598,712
     Raceway                                  507,820            396,097             478,555              352,541
                                      ----------------   ----------------    ----------------     ----------------

     Total                            $     8,907,180    $     7,494,435     $     4,625,483      $     3,951,253
                                      ================   ================    ================     ================

Income (Loss)from Operations
    Truck Accessories                 $       999,052    $      (100,891)    $       438,687      $        39,425
    Raceway                                  (945,238)          (544,443)           (519,321)            (249,737)
                                      ----------------   ----------------    ----------------     ----------------

    Total                             $        53,814    $      (645,334)    $       (80,634)     $      (210,312)
                                      ================   ================    ================     ================

                                 Exhibit Index


Exhibits                Description

99.1                    Certification of Chief Executive Officer
99.2                    Certification of Chief Financial Officer