Form 10-Q
period 2002-09-30
SPORTS RESORTS INTERNATIONAL INC
filed 2002-11-13
CIK 771249

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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


Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 1, 2002: 48,362,953

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

BACKGROUND/NAME CHANGES

We are a Michigan corporation and a holding company with three active wholly owned subsidiaries. We have no independent operations of our own, however, we provide various administrative functions for our operating subsidiaries.

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

We received approval from our Board of Directors and implemented name changes for two of our operating subsidiaries. We changed the name of our subsidiary, The Colonel's Truck Accessories, Inc., which operates in the truck accessories segment, to Rugged Liner, Inc. ("RL"). The name of our subsidiary, The Colonel's Brainerd International Raceway, Inc., which operates in the sports and entertainment segment, became Brainerd International Raceway & Resort, Inc. ("BIR"). All references to our subsidiaries in this document reflect the name changes as described above.

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

RACEWAY 66, INC. ("Raceway 66") is a combined convenience store and gas station adjacent to our BIR facility. Ownership of Raceway 66 was transferred to us by Donald J. Williamson, our majority shareholder and affiliated entities in September of 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets decreased from $4,908,000 at December 31, 2001 to $4,563,000 at September 30, 2002. This decrease is primarily related to a $331,000 increase in cash and a $226,000 increase in inventory, offset by reduction in Federal income taxes receivable of $914,000. Our consolidated current liabilities increased from $3,851,000 at December 31, 2001 to $3,970,000 at September 30, 2002. This increase primarily relates to a $638,000 increase in accounts payable offset by a decrease in the current portion of long-term debt of $466,000 and a decrease in accrued expenses of $235,000.

Cash increased by $331,000 from the year end 2001 to September 30, 2002 primarily due to $1,794,000 received in Federal income tax refunds as well as cash generated in other operating activities of $2,603,000, offset by capital expenditures of $2,952,000 and debt repayments of $982,000.

Accounts receivable--trade increased by approximately $154,000 from $875,000 as of December 31, 2001 to $1,029,000 at September 30, 2002, due to increased sales activity.

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extended the carryback period for net operating losses from two years to five years. Based on this new legislation, we carried back net operating losses for which there was a valuation allowance. We received $1,794,000 in Federal income tax refunds in the third quarter of 2002. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. The balance of $914,000 at December 31, 2001 represents the amount due per our Federal income tax return as filed.

Inventories increased by approximately $226,000 from $1,150,000 at December 31, 2001 to $1,376,000 at September 30, 2002 primarily due to increased production of bedliners to service higher sales volumes.

Note receivable - related party at September 30, 2002 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is being paid in accordance with terms.

Other assets -- current decreased $150,000, from $600,000 at December 31, 2001 to $450,000 at September 30, 2002.

Net property, plant and equipment increased by approximately $1,400,000 from $9,798,000 at December 31, 2001 to $11,198,000 at September 30, 2002 due to
fixed asset additions of $2,952,000 offset by depreciation for the period of $1,525,000. A convenience store and gas station adjacent to our BIR facility, equipment, molds, tooling and land improvements comprised additions during the period.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $638,000 from $1,269,000 at December 31, 2001 to $1,907,000 at September 30, 2002 due to amounts owed for various capital improvements in progress at BIR as well as amounts owed in connection with an event held by BIR in the third quarter 2002.

Accrued expenses decreased by $235,000 from $1,311, 000 at December 31, 2001 to $1,076,000 at September 30, 2002, primarily due to payments to settle outstanding legal claims that were provided for.

During 2001 and the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our Chief Executive Officer and majority shareholder. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. The total amount outstanding at September 30, 2002 and December 31, 2001 was $1,099,000 and $1,496,000
respectively, which is to be reimbursed to us by the affiliated entities.

OUTSTANDING LOANS

We entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through 2003. We also have a term loan of $100,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate, subject to a minimum rate of 8% and a single principal payment of $50,000 per year through 2004.

In 1995, we leased $2,689,000 of equipment under a lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner. The payment amounts under the lease represent principal payments, with interest at rates between 7.5 and 8.75 percent through October 2003.

We believe that we will be able to satisfy our ongoing cash requirements for operating activities for the next twelve months and thereafter with available cash, cash flows from operations and the collection of advances and notes receivable outstanding from the majority shareholder and related entities. Borrowing arrangements or additional public capital will be necessary to fund the proposed sports and entertainment complex, which we have been unable to obtain to date.

RESULTS OF OPERATIONS

Our revenues were $6,693,000 in the three months ended September 30, 2002 compared to $6,037,000 in the same period of 2001. Revenues attributable to RL were $4,036,000 and $3,177,000 for the quarters ended September 30, 2002 and 2001, respectively. The $859,000 increase in RL's revenue was primarily attributable to the addition of new distributors. BIR's revenues were $2,657,000 and $2,860,000 for the quarters ended September 30, 2002 and 2001 respectively.

Revenues were $15,600,000 and $13,531,000 for the nine month periods ending September 30, 2002 and 2001, respectively for the same reasons as above. Revenues for RL were $12,436,000 and $10,275,000 for the nine month periods ending September 30, 2002 and 2001, respectively, and BIR's revenues were $3,164,000 and $3,256,000 for the same periods.

Cost of sales were $5,581,000 and $4,848,000 for the quarters ended September 30, 2002 and 2001 respectively or 83% and 80% as a percentage of revenue. Cost of sales attributable to RL were $2,917,000 and $2,633,000 for the quarters ended September 30, 2002 and 2001 respectively or 72% and 83% as a percentage of revenue. The decrease in RL cost of sales is primarily attributed to efficiencies experienced with higher production volumes as well as more favorable material costs. Gross profit for RL was 28% of sales for the third quarter of 2002 and 17% of sales for the third quarter of 2001. Cost of sales attributable to BIR were $2,664,000 and $2,215,000 for the quarters ended September 30, 2002 and 2001 respectively. The increase in BIR's cost of sales is primarily attributable to the increased amounts spent for maintenance, entertainment and promotion in an effort to increase revenues and attendance.

Cost of sales for the nine month periods ended September 30, 2002 and 2001 were $12,029,000 and $10,800,000 respectively for the same reasons described above. Cost of sales attributable to RL were $8,270,000 and $7,945,000 for the nine month periods ended September 30, 2002 and 2001, respectively or 67% and 77% as a percentage of revenues. Cost of sales attributable to BIR for the nine month periods ended September 30, 2002 and 2001 were $3,759,000 $2,855,000, respectively.

Selling, general and administrative expenses were $1,152,000 and $1,535,000 for the quarters ended September 30, 2002 and 2001 respectively, or 17% and 25% as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $869,000 and $1,164,000 for the quarters ended September 30, 2002 and 2001 respectively. Included in RL's selling, general and administrative expense for the third quarter of 2001 is goodwill amortization expense of $82,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. See also "Cumulative Effect of Accounting Change for Goodwill" below. Selling, general and administrative expenses for BIR were $283,000 and $371,000 for the three month period ended September 30, 2002 and 2001 respectively. BIR's selling, general and administrative expenses included goodwill amortization of $15,000 in the third quarter of 2001.

Selling, general and administrative expenses were $3,553,000 and $3,736,000 for the nine month periods ended September 30, 2002 and 2001, respectively or 23% and 28% as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $2,912,000 and $3,069,000 for the nine month periods ended September 30, 2002 and 2001, respectively. Included in RL's selling, general and administrative expense for the first nine months of 2001 is goodwill amortization expense of $246,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No.
142. See also "Cumulative Effort of Accounting Change for Goodwill" below. Selling, general and administrative expenses for BIR were $641,000 and $667,000 for the nine month periods ended September 30, 2002 and 2001, respectively. BIR's selling, general and administrative expenses include goodwill amortization of $45,000 in the nine month period ended September 30, 2001.

Interest expense in the third quarter of 2002 decreased by $17,000 from the third quarter of 2001 due to the reduction of outstanding debt. Interest expense in the nine month period ending September 30, 2002 decreased by $72,000 from the same period in 2001 for the same reason.

Interest income was $106,000 and $109,000 for the quarters ended September 30, 2002 and 2001 respectively and $308,000 and $428,000 for the nine month periods ending September 30, 2002 and 2001 respectively. Changes in interest income are attributable to excess cash available for investment purposes and interest earned on note receivable-related party.

Rental income was $64,000 and $33,000 for the quarters ended September 30, 2002 and 2001 respectively and $192,000 and $95,000 for the nine month periods ending September 30, 2002 and 2001 respectively.

In January, February, April and July of 2002, we made non-refundable deposits totaling $205,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at September 30, 2002, these deposits have been expensed and are included in the land development costs.

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN TWO SHAREHOLDERS, WHO ARE
ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

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

WE WILL NEED ADDITIONAL FINANCING WHICH MAY OR MAY NOT BE AVAILABLE OR WHICH MAY DILUTE THE OWNERSHIP INTEREST OF CURRENT SHAREHOLDERS

We have previously announced plans to develop a large sports and entertainment complex in Mount Morris Township, Michigan. To date, we have been unable to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan or abandon our plans to develop the complex.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.

ITEM 4.           CONTROLS AND PROCEDURES

In response to recent legislation and additional requirements, we have reviewed our internal controls structure and disclosure control and procedures. As a result of such review, enhancements to formalize and document procedures will be implemented prior to the end of 2002. As required, the effectiveness of our internal control structure and disclosure controls and procedures will be evaluated quarterly. Based on their evaluation as of a date within 90 days of filing this Form 10-Q, Gregory T. Strzynski and Donald J. Williamson, our Chief Financial Officer and Chief Executive Officer, respectively, have concluded our disclosure controls and procedures (as defined in rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934) are effective to ensure that material information relating to the Company would be made known to them by others within the Company, particularly during the period this Form 10-Q was being prepared. No significant changes were made to our internal controls or in the other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits                      Description

         99.1                          Certification of Chief Executive Officer
         99.2                          Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         We filed the following reports on Form 8-K during the quarter ended September 30, 2002:


         Form 8-K
         Filing Date                   Description

         September 6, 2002             Press release dated September 6, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              SPORTS RESORTS INTERNATIONAL, INC.



Dated: November 13, 2002                      By: /s/ Gregory T. Strzynski
                                              ----------------------------------
                                                   Gregory T. Strzynski
                                                   Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting
                                                   and Financial Officer of
                                                   the Registrant)

I, Donald J. Williamson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sports Resorts International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

                  a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date: November 13, 2002


                                           /s/ Donald J. Williamson
                                           --------------------------
                                           Donald J. Williamson
                                           Chairman of the Board and
                                           Chief Executive Officer

I, Gregory T. Strzynski, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Sports Resorts International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b). evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c). presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

                  a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: November 13, 2002


                                                    /s/ Gregory T. Strzynski
                                                    -------------------------
                                                    Gregory T. Strzynski
                                                    Chief Financial Officer

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS




                                                                           September 30,             December 31,
                                                                              2002                      2001
                                                                          (unaudited)                (audited)
                                                                          -----------                ---------
ASSETS

CURRENT ASSETS:
  Cash                                                                  $   1,563,023          $     1,232,183
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and cash
    discounts of $668,000 and $598,000 at September 30, 2002
    and December 31, 2001 respectively)                                     1,029,034                  874,932
  Note receivable -- related party (Note 2)                                   145,309                  136,874
  Federal income taxes receivable (Note 7)                                         --                  913,621
  Inventories (Note 3)                                                      1,376,293                1,150,173
  Other                                                                       449,629                  600,252
                                                                         ------------           --------------

          Total current assets                                              4,563,288                4,908,035

PROPERTY, PLANT AND EQUIPMENT -- Net                                       11,197,961                9,798,418
  (Notes 4 and 5)

OTHER ASSETS:
  Note receivable -- related party (Note 2)                                 4,628,366                4,738,427
  Goodwill (Net of accumulated amortization
  of $1,819,000 at December 31, 2001) (Note 1)                                     --                1,130,911
  Other                                                                     1,581,093                1,614,450
                                                                         ------------           --------------

          Total other assets                                                6,209,459                7,483,788
                                                                         ------------           --------------

TOTAL ASSETS                                                            $  21,970,708          $    22,190,241
                                                                         ============           ==============


                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS


                                                                  September 30,         December 31,
                                                                      2002                 2001
                                                                   (unaudited)          (audited)
                                                                   -----------          ---------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                  $      805,049       $    1,270,783
  Accounts payable                                                 1,906,969            1,269,312
  Accrued expenses (Note 6)                                        1,075,988            1,311,091
  Federal income taxes payable (Note 7)                              181,958                   --
                                                               -------------        -------------

          Total current liabilities                                3,969,964            3,851,186

LONG-TERM DEBT (Note 5)                                               91,381              608,002

LONG-TERM PORTION OF DEFERRED
   COMPENSATION                                                           --               10,400

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,362,953 shares issued
      and outstanding at September 30, 2002
      and December 31, 2001                                          483,629              483,629
  Additional paid-in-capital                                       5,656,605            5,656,605
  Net advances to related parties (Note 2)                        (1,099,407)          (1,495,909)
  Retained earnings                                               12,868,536           13,076,328
                                                               -------------        -------------

             Total shareholders' equity                           17,909,363           17,720,653
                                                               -------------        -------------
TOTAL LIABILITIES & SHAREHOLDERS'
 EQUITY                                                       $   21,970,708       $   22,190,241
                                                               =============        =============


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                         Nine Months Ending                 Three Months Ending
                                                             September 30                         September 30
                                                   -------------------------------     ---------------------------------
                                                       2002               2001               2002               2001
                                                   --------------   --------------     -------------       -------------

SALES                                            $ 15,600,329       $  13,530,893       $  6,693,149       $   6,036,509

COST OF SALES                                      12,028,967          10,800,090          5,580,591           4,848,499
                                                   -----------        ------------        -----------        ------------

GROSS PROFIT                                        3,571,362           2,730,803          1,112,558           1,188,010

SELLING, GENERAL AND
 ADMINISTRATIVE EXPENSES                            3,552,854           3,735,896          1,152,314           1,535,338

NET GAIN (LOSS) ON DISPOSAL
 OF ASSETS                                             41,550             12, 435             46,000                (292)
                                                   -----------        ------------        -----------        ------------

INCOME (LOSS) FROM
 OPERATIONS                                            60,058            (992,658)             6,244            (347,620)

OTHER INCOME (EXPENSE):
     Interest expense                                 (91,088)           (162,773)           (23,743)            (40,773)
     Interest income                                  308,691             427,769            105,701             109,150
     Rental income                                    192,199              94,507             64,415              33,368
     Land development costs (Note 4)                 (250,500)                 --           (130,500)                 --
     Other                                              4,880              14,071              2,765               8,212
                                                   -----------        ------------        -----------        ------------
        Other income, net                             164,182             373,574             18,638             109,957

INCOME (LOSS) BEFORE INCOME
 TAX BENEFIT                                          224,240            (619,084)            24,882            (237,663)

INCOME TAX BENEFIT
 (EXPENSE) (Note 7)                                   698,879            (149,310)                --            (149,310)
                                                   -----------        ------------        -----------        ------------

INCOME (LOSS) BEFORE
 ACCOUNTING CHANGE                                    923,119            (768,394)            24,882            (386,973)

CUMULATIVE EFFECT OF
 ACCOUNTING CHANGE FOR
 GOODWILL (NOTE 1)                                 (1,130,911)                --                 --                --
                                                   -----------        ------------        -----------        ------------

NET (LOSS) INCOME                                $   (207,792)      $    (768,394)      $     24,882       $    (386,973)
                                                   ===========        ============        ===========        ============




                                                                       Continued
                                      A-4

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                   Nine Months Ending                 Three Months ending
                                                                      September 30                         September 30
                                                              ---------------------------         --------------------------
                                                                 2002              2001               2002            2001
                                                              -----------      ----------         -----------      ---------
BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE
   (Note 8)
   Income (loss) before accounting
     change                                                 $     0.02        $     (0.02)       $     0.00       $     (0.01)
   Cumulative effect of change in
     accounting principle                                        (0.02)                --                --                --
                                                            ----------         ----------        ----------        ----------

   Net Loss                                                 $    (0.00)       $     (0.02)       $     0.00       $     (0.01)
                                                             ==========         ==========        ==========        ==========

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                                                    48,362,953         48,355,610        48,362,953        48,355,610
   Effect of dilutive securities:
      Common share equivalents,
        common shares issuable upon
        exercise of outstanding
        stock options                                           80,230                 --            54,244                --
                                                            ----------         ----------        ----------        ----------

   Diluted                                                  48,443,183         48,355,610        48,417,197        48,355,610
                                                            ==========         ==========        ==========        ==========

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                          Nine Months Ending
                                                                                              September 30
                                                                                     ---------------------------
                                                                                         2002            2001
                                                                                     ----------       ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                       $   (207,792)    $  (768,394)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                                1,525,057       1,786,107
         Cumulative effect of accounting change (Note 1)                              1,130,911              --
         Gain on disposal of property and equipment                                     (41,550)        (12,435)
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                                         (154,102)       (747,679)
           Inventories                                                                 (226,120)        512,678
           Other                                                                        173,580         229,892
           Accounts payable                                                             637,657        (274,754)
           Accrued expenses                                                            (235,103)       (148,170)
           Income taxes receivable/payable                                            1,095,579         149,310
                                                                                     -----------     -----------

Net cash provided by operating activities                                             3,698,117         726,555
                                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (2,952,426)       (818,198)
    Proceeds from disposal of property and equipment                                     69,376          17,491
    Payments received on notes receivable-related party                                 101,626         113,939
                                                                                     -----------     -----------

Net cash used in investing activities                                                (2,781,424)       (686,768)
                                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                               (150,675)       (160,286)
    Principal payments on obligations under capital leases                             (831,680)       (768,138)
    Net advances to related parties                                                     396,502        (216,558)
    Disgorgement of trading profits (Note 9)                                                 --         225,052
                                                                                     -----------     -----------

Net cash used in financing activities                                                  (585,853)       (919,930)
                                                                                     -----------     -----------

INCREASE (DECREASE) IN CASH                                                             330,840        (880,143)
                                                                                     -----------     -----------

CASH, BEGINNING OF PERIOD                                                             1,232,183       2,566,036
                                                                                     -----------     -----------

CASH, END OF PERIOD                                                                $  1,563,023     $ 1,685,893
                                                                                     ===========     ===========


                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Nine Months Ending
                                                                                              September 30
                                                                                     ---------------------------
                                                                                         2002            2001
                                                                                     ----------       ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                          $  150,368       $  177,204
                                                                                     ==========       ==========
   Cash paid during the period for taxes                                             $       --       $       --
                                                                                     ==========       ==========



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

             The Company is a Michigan corporation and a holding company with three active wholly owned subsidiaries. The Company received approval from its Board of Directors and implemented name changes for two of its operating subsidiaries. The Company has changed the name of its subsidiary, The Colonel's Truck Accessories, Inc., which operates in the truck accessories segment, to Rugged Liner, Inc. ("RL"). The name of the Company's subsidiary, The Colonel's Brainerd International Raceway, Inc., which operates in the sports and entertainment segment, became Brainerd International Raceway & Resort, Inc. ("BIR"). All references to the Company's subsidiaries reflect the name changes as described above.

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

             Net Advances to Related Parties

             During 2001 and the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. The total amount outstanding at September 30, 2002 and December 31, 2001 was $1,099,000 and $1,496,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity.

Note 3       INVENTORIES



             Inventories are summarized as follows:                       September 30,     December 31,
                                                                               2002             2001
                                                                           (unaudited)       (audited)
                                                                           -----------     -----------
                           Finished products                              $    980,808    $    789,674
                           Raw materials                                       395,485         360,499
                                                                           -----------     -----------

                           Total inventories                              $  1,376,293    $  1,150,173
                                                                           ===========     ===========


Note 4       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:




                                                                            September 30,      December 31,
                                                                                 2002              2001
                                                                             (unaudited)        (audited)
                                                                            -------------      ------------
                  Land and improvements                                  $    3,506,878     $   2,752,540
                  Track                                                       1,910,620         1,903,120
                  Buildings                                                   3,358,648         1,824,484
                  Condominium units                                             466,000           466,000
                  Leasehold improvements                                        312,569           300,080
                  Bleachers & fencing                                         1,699,541         1,702,106
                  Equipment (including equipment under capital lease)         6,923,451         6,685,617
                  Transportation equipment                                    1,439,650         1,267,103
                  Furniture & fixtures                                          728,764           716,764
                  Tooling                                                     3,478,092         3,354,852
                                                                          -------------      ------------

                         Total                                               23,824,213        20,972,666
                         Less accumulated depreciation                      (12,626,252)      (11,174,248)
                                                                          -------------      ------------

                  Net property, plant and equipment                      $   11,197,961     $   9,798,418
                                                                          =============      ============




             In January, February, April and July of 2002, the Company made non-refundable deposits totaling $205,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at September 30, 2002, these deposits have been expensed and are included in land development costs.

Note 5   LONG TERM DEBT
         Long-term obligations consist of the following:


                                                                                       September 30,       December 31,
                                                                                            2002               2001
                                                                                         (unaudited)         (audited)
                                                                                         -----------         ----------

         Term loan, annual installments of $100,675 plus interest at
           9% through August 2003;  secured by related assets                           $   100,675         $  201,350
         Mortgage payable to a bank, interest at the bank's prime
           rate plus 2%, with a floor of 8% (effective rate of 8% at
           September 30, 2002 and December 31, 2001)
           annual principal payments of $50,000 plus interest due quarterly,
           through September 2004;  secured by underlying property                          100,000            150,000
         Capital lease obligations through October 2003;
           monthly installments include interest at rates between
           7.5% and 8.75%, collateralized by the related machinery
           and equipment (Note 4)                                                           695,755          1,527,435
                                                                                        -----------         ----------

                     Total                                                                  896,430          1,878,785

         Less current portion                                                              (805,049)        (1,270,783)
                                                                                        -----------         ----------

         Long-term                                                                      $    91,381         $  608,002
                                                                                        ===========         ==========




Note 6   ACCRUED EXPENSES

         Accrued expenses consist of the following:                                      September 30,       December 31,
                                                                                             2002                2001
                                                                                          (unaudited)         (audited)
                                                                                          ------------       -----------

         Accrued legal settlements                                                       $    325,000       $    725,000
         Accrued interest                                                                       3,088             62,368
         Other                                                                                747,900            523,723
                                                                                          ------------       -----------

         Total                                                                           $   1,075,988      $  1,311,091
                                                                                          ============       ===========


Note 7   INCOME TAXES

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. The Company received $1,794,000 in Federal income tax refunds in the third quarter of 2002. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. The Company provides for deferred income taxes under the asset and liability method, whereby deferred income taxes result from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in the future. Such deferred income tax asset and liability computations are based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. A valuation allowance is established to reduce deferred income tax assets to the amount expected to be realized.

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

         Financial information segregated by reportable product segment is as follows:


                                                   Nine Months Ending                   Three Months Ending
                                                      September 30                         September 30,
                                                       (unaudited)                          (unaudited)
                                             ------------------------------       --------------------------------

                                                 2002               2001              2002                2001
         Sales:
            Truck Accessories              $  12,435,896     $  10,275,072      $   4,036,536       $   3,176,784
            Raceway                            3,164,433         3,255,821          2,656,613           2,859,725
                                             ------------      ------------       ------------        ------------

            Total                          $  15,600,329     $  13,530,893      $   6,693,149       $   6,036,509
                                             ============      ============       ============        ============

         Income (Loss)from Operations
            Truck Accessories              $   1,295,660     $    (722,709)     $     296,608       $    (622,113)
            Raceway                           (1,235,602)         (269,949)          (290,364)            274,493
                                             ------------      ------------       ------------        ------------

            Total                          $      60,058     $    (992,658)     $       6,244       $    (347,620)
                                             ============      ============       ============        ============


                                  EXHIBIT INDEX



(a)       Exhibits                Description

          99.1                    Certification of Chief Executive Officer
          99.2                    Certification of Chief Financial Officer