Form 10-K
period 2002-12-31
SPORTS RESORTS INTERNATIONAL INC
filed 2003-03-28
CIK 771249

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------


                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[X]                           EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
[ ]                           EXCHANGE ACT OF 1934
        For the transition period from                to
                                       --------------    ---------------

                        Commission File Number: 2-98277C

                       SPORTS RESORTS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                               MICHIGAN                                                           38-3262264
    (State or other jurisdiction of incorporation or organization)                   (I.R.S. employer identification no.)

                   951 AIKEN ROAD, OWOSSO, MICHIGAN                                                 48867
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          -----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes.... No....

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of February 3, 2003: 48,362,953
The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on February 3, 2003: $6,965,038.

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

ITEM 1.           BUSINESS

INTRODUCTION

We are a Michigan corporation and a holding company with three active wholly owned subsidiaries. We have no independent operations of our own, however, we provide various administrative functions for our operating subsidiaries. Rugged Liner, Inc. ("RL") (formerly The Colonel's Truck Accessories, Inc.), Brainerd International Raceway & Resort, Inc., ("BIR") (formerly the Colonel's Brainerd International Raceway, Inc.) and Raceway 66, Inc. ("Raceway 66") are our three operating subsidiaries. The Colonel's, Inc. ("The Colonel's") is an inactive subsidiary, having sold all of its assets except for certain land and transportation equipment in December 1998. Our active subsidiaries operate in two segments, truck accessories and sports and entertainment.

NAME CHANGE. In order to reflect the increasing prominence of the sports and leisure segment of our business, effective March 8, 2001 we began doing business under the assumed name of Sports Resorts International, Inc. On March 12, 2001, we changed our ticker symbol on the Nasdaq SmallCap Market from "COLO" to "SPRI". We received written consent from a majority of our shareholders and legally changed our name on April 16, 2001.

DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesee County, Michigan. This project is in the development stage. We have received zoning and site plan approval for development of the site. Final approval is subject to review by the Mount Morris Township Planning Board. The

Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

2 FOR 1 STOCK SPLIT. On July 9, 2001, our Board of Directors declared a 2 for 1 stock split payable to shareholders of record as of August 9, 2001. In order to effectuate the stock split, the Company obtained the consent of the majority shareholders to amend the Company's articles of incorporation to increase the number of authorized shares of common stock from 35,000,000 to 70,000,000. The stock split was paid on September 6, 2001. All share and per share data in the consolidated financial statements in Appendix A has been restated to reflect the split.

RUGGED LINER, INC. ("RL")

GENERAL

RL was formed in 1995 to meet the demand in the new and used vehicle accessories market for a high quality pickup truck bedliner. RL began to manufacture its products in May of 1996 and began to market and distribute them during the third quarter of 1996.

PRODUCTS

Truck bedliners are plastic inserts that are placed into the rear beds of pickup trucks. Pickup truck owners purchase bedliners to protect the paint and structural integrity of their truck beds. There are a number of manufacturers/distributors of bedliners in the marketplace and their products range in quality from very poor to excellent. Poor bedliners have bad fit and finish, may require special drilling into the vehicle to support mounting attachments and are of thinner gauge plastic. Excellent products do not have these deficiencies. Other differentiating features of better products include sidewall reinforcements, drainage channels and other features. In our opinion, RL makes a highly competitive product.

RL manufactures approximately 90 different bedliners that are made to fit a number of different vehicle models. RL produces both under-the-rail and over-the-rail products.

MANUFACTURING

RL uses plastic sheet extrusion machines and rotary vacuum formers to produce bedliners from polyethylene resin. Raw materials are maintained in large vessels in RL's Owosso, Michigan plant. Keeping these materials inside the plant to avoid temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet reduces variations in the quality of RL's extruded sheets. We believe that our present source and adequate replacement sources of polyethylene resin are available to meet our demand. However, polyethylene resin can be subject to significant price fluctuation.

We believe that RL is unique among all United States bedliner manufacturers based on RL's ability to control every element of production, from raw materials to finished product. We believe this production control makes RL's operation highly competitive.

Total annual production capacity in the Owosso plant is estimated at over 400,000 units, assuming three shifts of operation. The facility currently runs two shifts per day, and produced approximately 273,000 units in 2002.

DISTRIBUTION AND SALES

RL sells bedliners to a wide network of distributors and dealers across the United States. Sales are directed from RL's Owosso, Michigan facility by its marketing manager to outside district sales people. In 1997, RL began to expand distribution in areas where it perceived existing distributors to be weak. This was done by opening or acquiring various retail store/wholesale distribution operations across the country, predominately in areas with large numbers of truck registrations.

During 1999, RL decided to discontinue its retail store operations and focus on its core activity of bedliner manufacturing in Owosso, Michigan. During 1999, RL sold a number of store operations to existing and new distributors. RL completed the sale of retail store operations in 2000. Many of the stores were sold pursuant to agreements that require the buyer to purchase bedliners exclusively from RL or to make certain minimum purchases from RL for a five-year period (provided that RL continues to produce a quality product at a competitive price).

MARKET

The market for bedliners is estimated at approximately 50% of the total volume of new pickup trucks sold in the United States, both foreign and domestic, and is estimated to be 3 million units per year. The pickup truck market which constitutes a substantial percentage of all vehicles sold, continues to grow. As this market expands, so does the auxiliary equipment market. RL's truck accessories target this market.

COMPETITION

RL believes that there are only two other major manufacturers of drop-in bedliners in the United States. Durakon Industries, Inc. and Penda Corporation manufacture and sell the majority of all bedliners in the United States with RL currently the third largest manufacturer in this market.

EMPLOYEES

RL employs approximately 115 people, including approximately 110 contract employees leased through an employment brokerage service. RL's management team includes employees with manufacturing and sales experience in this industry sector. We believe that RL has a strong management team.

PROPERTIES

RL manufactures bedliners at its Owosso, Michigan plant, which is leased from a company owned by Donald J. Williamson, the majority shareholder of our Company, and his wife, Patsy Williamson. The plant has 240,000 square feet of space, which RL believes is adequate for current operations and planned expansion. This facility, which also houses our headquarters, is located at 951 Aiken Road, Owosso, Michigan.

BRAINERD INTERNATIONAL RACEWAY & RESORT, INC. ("BIR")

GENERAL

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

In addition, BIR permits the use of the Raceway by others who organize and promote racing events and by individuals or commercial organizations that may use the Raceway for automobile road testing or filming. The raceway operates from May through October. Typically, racing events, whether or not organized by BIR, are conducted over a two to four-day period, usually encompassing a weekend.

SOURCES OF REVENUE

BIR derives its revenues from four principal sources: (1) admissions; (2) camping fees, concession sales, and track rentals; (3) entry fees; and (4) sponsorship fees.

Tickets are available, in advance or at the gate at the time of events, through BIR's ticket office in Brainerd, Minnesota. BIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by BIR for only six spectator events in 2002. BIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. The fee charged for such uses varies and is negotiated in each case. Entry fees are received from race participants usually at the start of each race event. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season.

EVENTS AND ACTIVITIES

During 2002, BIR organized and promoted several major spectator events, including three drag races ("Thunder at the Lakes" sponsored by Rugged Liner, "The Lucas Oil Products Drag Racing Series" and the National Hot Rod Association ("NHRA") "Rugged Liner Nationals"), two special events ("The Rugged Liner Show & Go" and "The Rugged Liner Muscle Car Shoot-Out"), and one motorcycle race (the "AMA Chevy Trucks Superbike Classic").

In 2002, BIR added "Thunder at the Lakes", a four day drag racing event for non-professional drivers held over Memorial Day weekend, May 24 through May 27, 2002. This event was sponsored by Rugged Liner and sanctioned by the NHRA.

The Lucas Oil Products Drag Racing Series held on June 7 through June 9, 2002, was a drag racing event sponsored nationally by Lucas Oil Products. The Lucas Oil Products Series was sanctioned by the NHRA and was one of a series of five events in the Central States Division of the NHRA. The Lucas Oil Products Drag Racing Series was organized and promoted jointly by BIR and the NHRA, and included both professional and amateur drivers who paid BIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. Lucas Oil Products is sponsoring this series for the 2002 through 2005 seasons.

The Rugged Liner Show & Go event was held on July 4 through July 7, 2002. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Rugged Liner Muscle Car Shoot-Out was held on July 19 through July 21, 2002. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles.

The AMA Chevy Truck Superbike Classic, held on June 28 through June 30, 2002, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

The Rugged Liner Nationals event, held August 15 through August 18, 2002, was sponsored by Rugged Liner under an agreement with the NHRA. This event features professional and sportsman drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of PowerAde and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Fuel Dragster, Top Fuel Funny Car, Pro Stock, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Rugged Liner Nationals were organized jointly by BIR and promoted by the NHRA. The NHRA sanctions the Raceway for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. BIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The agreement with the NHRA is for one year with three three-year extensions (10 years total). In 2002, BIR and the NHRA extended the original agreement for a second time, through 2005. Under the sanction agreement, BIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA.

BIR also organized and sponsored five weekend drag racing "bracket" events in 2002, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and BIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

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

During 2002, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, during 2002, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association; a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. During 2002, the Northland Region Karting Association, affiliated with the World Karting Association (the "WKA"), organized and sponsored several go-kart racing events, and the Nord Stern Regional Club of the Porsche Club of America organized four weekend racing events for Porsche cars. A similar schedule has been established for 2003.

Frequently BIR rents the Raceway to various individuals or organizations for their own unsanctioned events. Companies and other organizations use the track for winter cold weather testing, driving schools and to test or film the operation of various motor vehicles.

In addition to continuing to schedule the events discussed above, BIR is also seeking to establish additional revenue producing uses for the Raceway such as new spectator racing events and music festivals, as well as additional advertising and sponsorship, and the rental or sale of 18 recently completed condominium units.

SANCTIONING ORGANIZATIONS

Most racing events conducted at the Raceway, including the five principal spectator events held by BIR during 2002, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters.

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

COMPETITION

The closest comparable race track which conducts road racing events similar to those conducted by BIR is located at Elkhart Lake, Wisconsin, which is approximately 75 miles northwest of Milwaukee, Wisconsin, approximately 475 miles from the Raceway and approximately 350 miles from Minneapolis/St. Paul, Minnesota. While there are drag race strips in Fargo, North Dakota, and Eau Claire, Wisconsin, the closest drag race strips that own equipment and conduct major drag race events comparable with that owned or conducted by BIR are located in Indianapolis, Indiana and Chicago, Illinois. While other regional racetracks are not generally considered competitive with BIR, other events in BIR's market area, such as sporting events, festivals and concerts, may tend to attract persons who might otherwise attend BIR's racing events. BIR does not generally consider the schedules of other spectator events when scheduling its own events.

SEASONAL BUSINESS/WEATHER

Substantially all of BIR's revenues arise from operation of the Raceway during the period of May through October of each year. BIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by BIR. While sports car, stock car and motorcycle races may be conducted in many different weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket buyers. A substantial majority of BIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. Bad weather was not a significant factor in 2002.

EMPLOYEES

BIR has 10 full-time employees. From April through October, BIR employs 10 additional full-time grounds and track maintenance personnel. In addition, BIR engages various independent contractors and part time help to handle matters such as public relations, drag racing events, perimeter and grounds security, ticket sales and ticket handling, emergency medical service, concessions and camping.

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

BIR's executive offices and ticket sales are located at 5523 Birchdale Road, Brainerd, Minnesota.

RACEWAY 66, INC.  ("RACEWAY 66")

Raceway 66 is a combined convenience store and gas station adjacent to our BIR facility. Ownership of Raceway 66 was transferred to us by Donald J. Williamson, our majority shareholder and affiliated entities in September of 2002.

THE COLONEL'S, INC.  ("THE COLONEL'S")

The Colonel's is an inactive subsidiary, holding certain real estate including 61 acres to be used in connection with the proposed sports and entertainment complex.

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

         -    5523 Birchdale Road, Brainerd, Minnesota
                  Racetrack and supporting facilities on approximately 650 acres (owned)


         -    I-75, Mount Morris Township, Michigan
                  61 acres (owned)

         -    I-75, Mount Morris Township, Michigan
                  Options to purchase an additional 215 acres adjacent to the property described above

         -    Coldwater Road, Mount Morris Township, Michigan
                  20 acres (owned)

ITEM 3.           LEGAL PROCEEDINGS

In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. In May 2002, the Company paid $300,000 to settle this matter. Additionally, the Company is responsible for rent that is due through 2004 and certain repairs and costs of reletting.

As a result of the crash of an airplane owned by the Company in August 2000, claims were made against the Company. All claims have been successfully settled and have been covered under the Company's insurance policy.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our shareholders during the fourth quarter of 2002 through the solicitation of proxies or otherwise.




                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

Our Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record on January 24, 2003 was 238.

The table below sets forth the high and low sales prices by calendar quarter for our Common Stock for 2002 and 2001:

                                     2002                         2001
                            ----------------------      ------------------------
                             High           Low           High            Low
                             ----           ---           ----            ---

January - March             $  7.80       $  6.15        $  4.50       $   1.50
April - June                $  7.45       $  2.71        $  8.00       $   1.828
July - September            $  5.23       $  3.25        $  9.55       $   5.22
October - December          $  7.00       $  3.00        $  8.68       $   5.46

During 2002 and 2001 we did not declare or pay any cash dividends on our Common Stock. We do not anticipate declaring or paying any dividends in the foreseeable future, rather we intend to apply earnings, if any, to the development of the business of our subsidiaries. In July 2001, we declared a 2 for 1 stock split. Share prices prior to July 2001 have been restated to reflect the split.

We made no unregistered sales of our securities in 2002.

ITEM 6.       SELECTED FINANCIAL DATA.

The selected financial data shown below for each of the five years in the period ended December 31, 2002 has been derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and related notes thereto included in Appendix A and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                        2002              2001              2000              1999              1998
                                        ----              ----              ----              ----              ----
Operations(1):
Operating revenues                 $   19,370,372     $ 16,817,966      $ 21,651,407      $ 36,217,508      $ 29,931,869
Loss from continuing
    operations                     $     (263,144)    $ (3,979,891)     $ (1,875,046)     $ (5,078,556)     $ (2,488,422)
Net (loss) income                  $     (263,144)    $ (3,979,891)     $ (1,875,046)     $ (5,078,556)     $ 11,005,592
Basic and diluted
    (loss) earnings per share:
     Continuing operations         $        (0.01)    $      (0.08)     $      (0.04)     $      (0.11)     $      (0.05)
     Net (loss) income             $        (0.01)    $      (0.08)     $      (0.04)     $      (0.11)     $       0.23




Financial Condition:
Current assets                     $    4,448,422     $  4,908,035      $  7,110,406      $ 11,839,638      $ 30,485,006
Current liabilities                $    4,306,840     $  3,851,186      $  3,937,688      $ 10,151,718      $ 13,628,479
Total assets                       $   22,683,934     $ 22,190,241      $ 27,801,442      $ 39,884,719      $ 52,302,893
Long term debt                     $      531,123     $    608,002      $  1,878,785      $  3,073,601      $  3,942,686

----------------------

(1) The Company sold substantially all of the assets of The Colonel's, Inc. used in its bumper production operations in December 1998. As a result, operating revenues and loss from continuing operations for 1998 do not include the operations of the bumper division. The results of the discontinued operations are included in net income.



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

GENERAL - Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon information available. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. The significant accounting policies which we believe are the most critical to aid in fully understanding and evaluating our reported consolidated financial results include the following:

REVENUE RECOGNITION - For sales of products, we recognize revenue at the time the product is shipped and title is passed to our customers. We offer customers a discount for prompt payment. We maintain a provision for discounts and monitor discounts taken. For BIR, revenue is recognized when earned at the time of the related event. Advance sales and event related revenues for future events are deferred until earned.

ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - Our consolidated balance sheets include significant amounts of long-lived assets. We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Assumptions regarding our future business outlook affect our evaluation. We continue to review and analyze many factors that can impact our business prospects in the future. Our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

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

BACKGROUND AND SUBSIDIARIES

We have three active subsidiaries: Rugged Liner, Inc. ("RL"), Brainerd International Raceway & Resort, Inc. ("BIR") and Raceway 66, Inc. ("Raceway 66"). The operations of Raceway 66 are included with BIR as discussed herein. The Colonel's Inc. ("The Colonel's") is an inactive subsidiary, having sold substantially all of its assets except for certain land and transportation equipment. Information about the businesses of these subsidiaries is set forth in Item 1.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets decreased from $4,908,000 at December 31, 2001 to $4,448,000 at December 31, 2002. This decrease is primarily related to a $373,000 increase in inventory and a $352,000 increase in other assets-current, offset by a $540,000 decrease in cash and a reduction in Federal income taxes receivable of $753,000. Our consolidated current liabilities increased from $3,851,000 at December 31, 2001 to $4,307,000 at December 31, 2002. This
increase primarily relates to a $1,330,000 increase in accounts payable, offset by a decrease in the current portion of long-term debt of $608,000 and a decrease in accrued expenses of $265,000.

Cash decreased by $540,000 from the year end 2001 to December 31, 2002 primarily due to $1,794,000 received in Federal income tax refunds as well as cash generated in other operating activities of $3,129,000, offset by unfinanced capital expenditures of $4,035,000 and debt repayments of $1,280,000.

Accounts receivable-trade increased by approximately $54,000 from $875,000 as of December 31, 2001 to $929,000 at December 31, 2002, due to increased sales activity.

On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extended the carryback period for net operating losses from two years to five years. Based on this new legislation, we carried back net operating losses for which there was a valuation allowance. In connection with the passage of this legislation, we amended certain of the prior year returns resulting in larger net operating losses than previously anticipated. The effect of these amendments was to increase the current year refund by approximately $171,000. We received $1,794,000 in Federal income tax refunds in the third quarter of 2002. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. The balance of $914,000 at December 31, 2001 represents the amount due per our Federal income tax return as filed.

Inventories increased by approximately $373,000 from $1,150,000 at December 31, 2001 to $1,523,000 at December 31, 2002 primarily due to increased production of bedliners to service higher sales volumes.

Note receivable - related party at December, 31, 2002 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is being paid in accordance with terms.

Other assets - current increased $352,000, from $600,000 at December 31, 2001 to $952,000 at December 31, 2002 primarily due to the reclassification from long-term to current, deposits securing capital leases. Other assets long-term decreased from $1,614,000 at December 31, 2001 to $1,307,000 at December 31, 2002 for the same reason.

Net property, plant and equipment increased by approximately $2,540,000 from $9,798,000 at December 31, 2001 to $12,338,000 at December 31, 2002 due to fixed asset additions of $4,630,000 offset by depreciation for the period of $2,062,000. A convenience store and gas station, campground sites and track resurfacing comprised additions at our Brainerd, Minnesota operations. Fixed asset additions for our truck accessories division included equipment, molds, transportation equipment and tooling.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $1,330,000 from $1,269,000 at December 31, 2001 to $2,599,000 at December 31, 2002 primarily due to amounts owed for various capital improvements in progress at BIR as well as amounts owed in connection with an event held by BIR in the third quarter 2002.

Accrued expenses decreased by $265,000 from $1,311,000 at December 31, 2001 to $1,046,000 at December 31, 2002, primarily due to payments to settle outstanding legal claims that were provided for.

During 2001 and the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our Chief Executive Officer and majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. The total amount outstanding at December 31, 2002 and 2001 was $1,107,000 and $1,496,000 respectively, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to, or on behalf of affiliated entities effective June 30, 2002.

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

In 1995, we leased $2,689,000 of equipment under a lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 8.0% and 8.5%. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner.

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates ranging from 0.0% to 8.0% through November 2007.

We believe that we will be able to satisfy our ongoing cash requirements for operating activities in the next twelve months and thereafter with available cash, cash flows from operations and the collection of advances and notes receivable outstanding from our majority shareholder and related entities. Borrowing arrangements or additional public capital will be necessary to fund the proposed sports and entertainment complex which we have been unable to obtain to date.

RESULTS OF OPERATIONS

Our revenues were $19,370,000, $16,818,000 and $21,651,000 for the years ended December 31, 2002, 2001 and 2000 respectively. Revenues attributable to RL were $16,138,000, $13,502,000 and $18,302,000 for the years ended December 31, 2002,
2001 and 2000 respectively. The $2,636,000 increase in RL's revenue from 2001 to 2002 was primarily attributable to the addition of new distributors. The $4,800,000 decrease in RL's revenue from 2000 to 2001 is primarily attributed to the sale of retail store operations in 1999 and 2000. Revenue from retail store operations was $5,346,000 in 2000. BIR's revenues were $3,232,000, $3,316,000 and $3,349,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

Cost of sales were $15,201,000, $13,501,000 and $18,691,000 for the years ended December 31, 2002, 2001, 2000 respectively or 78% for 2002, 80% for 2001 and 86%
for 2000 as a percentage of revenue. Cost of sales attributable to RL were $10,956,000, $10,405,000 and $15,628,000 for the years ended December 31, 2002,
2001 and 2000 respectively or 68%, 77% and 86% as a percentage of revenue. The decrease in RL cost of sales as a percentage of revenue from 2001 to 2002 is primarily attributed to efficiencies experienced with higher production volumes as well as more favorable material costs. The decrease in cost of sales from 2000 to 2001 is primarily attributed to the sale of retail store operations and the consolidation of the bedliner manufacturing operations of our Uniontown, Pennsylvania facility with our Owosso, Michigan facility in the second quarter of 2000. Gross profit for RL was 32% of sales in 2002, 23% of sales for 2001 and 14% of sales in 2000. Cost of sales attributable to BIR were $4,244,000, $3,096,000 and $3,063,000 for the years ended December 31, 2002, 2001 and 2000 respectively. The increase in BIR's cost of sales is primarily attributable to increased amounts spent for maintenance, entertainment and promotion in an effort to increase revenues and attendance.

Selling, general and administrative expenses were $4,672,000, $5,606,000 and $7,114,000 in 2002, 2001 and 2000 respectively, or as a percentage of revenues, 24% for 2002 and 33% for both 2001 and 2000. Selling, general and administrative expenses attributable to RL were $3,849,000, $4,749,000, and $5,735,000 for the years ended December 31, 2002, 2001 and 2000 respectively. Included in RL's selling, general and administrative expense for 2001 is goodwill amortization expense of $327,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. See also "Cumulative Effect of Accounting Change for Goodwill" below. Also included in selling, general and administrative expense in 2001 are costs to effect the 2 for 1 stock split of $95,000 and the cost to register the shares of Donald J. and Patsy Lou Williamson, our majority shareholder and his wife of $215,000. The overall decrease in expense from 2000 to 2001 for RL is primarily due to the sale of retail store operations. Additionally, we consolidated most of our administrative functions into our Owosso, Michigan facility in 2000.

Selling, general and administrative expenses for BIR were $823,000, $857,000 and $1,379,000 for the years ended December 31, 2002, 2001 and 2000 respectively. BIR's selling, general and administrative expenses for 2001 include goodwill amortization of $60,000. Legal fees of $670,000, related to a lawsuit settled in 2000 involving two former employees, are included in fiscal year 2000 for BIR.

There was no significant gain or loss on the disposal of assets in 2002 or 2001. Net gain on disposal of assets was $1,649,000 for the year ended December 31, 2000 and is comprised principally of a gain of $1,873,000 related to the sale of our Tecumseh, Michigan facility, a gain of approximately $733,000 related to the sale of vacant property in Davison, Michigan, offset by a loss of $125,000 related to the total loss of the Company's aircraft and losses of $736,000 and $102,000 on the sale of retail store operations and other unused production assets, respectively.

The write-down of impaired assets in the amount of $1,859,000 in 2001 relates to 18 condominium units at our BIR facility in Brainerd, Minnesota. The write-down reflects the estimated fair value of the condominiums considering future cash flows. See also "Cumulative Effect of Accounting Change for Goodwill" below for a discussion of goodwill impairment in 2002. There was no write-down of impaired assets in 2000.

Interest expense in 2002 decreased $91,000 from 2001 due to the reduction of outstanding debt. Interest expense in 2001 decreased by $352,000 from 2000, primarily due to interest and penalties in 2000 associated with the late payment of our 1998 Federal income taxes.

Interest income was $409,000, $534,000 and $559,000 for the years ending December 31, 2002, 2001 and 2000 respectively. Changes in interest income are attributable to excess cash available for investment purposes at prevailing rates and interest earned on notes receivable-related party.

Rental income was $244,000, $139,000 and $188,000 for the years ending 2002, 2001 and 2000, respectively. The increase in rental income from 2001 to 2002 is mainly attributable to the rent of condominium units constructed at our BIR facility in 2001. We ceased leasing portions of our Tecumseh, Michigan to third parties and sold it in the third quarter of 2000, causing the decrease in rental income from 2000 to 2001.

We made non-refundable deposits totaling $261,000 in fiscal 2002 and $222,000 in fiscal 2001 and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed plan to develop a sports and entertainment complex. Since financing for development of the project is not in place, these deposits have been expensed and included in land development costs.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. We adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds it fair value, an impairment loss is recognized. We engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of our businesses for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to our truck accessories business and $62,000 was associated with our racetrack operations. In addition, the adoption eliminated annual amortization expense of approximately $387,000 or $.01 per share. See Note 2 to the consolidated financial statements included in Appendix A.

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN ONE SHAREHOLDER, WHO IS
ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

Donald J. Williamson, our majority shareholder, and his wife, Patsy Williamson own approximately 97% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all of the shareholders.

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

OUR RACEWAY OPERATIONS ARE SEASONAL AND THEREFORE ADVERSE WEATHER CAN AFFECT OUR RESULTS OF OPERATIONS

Our raceway operations primarily operate on the weekends from May through October. In the event adverse weather conditions curtail attendance at any of our races, it could have a material adverse affect on our results of operations.

OUR PROFITABILITY IS DEPENDENT ON CONTROL OF OUR COSTS, IN THE EVENT WE ARE UNABLE TO CONTROL OUR COSTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED

In order to manufacture our truck accessories we require plastic resin as a raw material. The cost of plastic resin is directly dependent upon fluctuations in the price of natural gas feedstock. We do not have any long-term supply contracts and do not use any hedging techniques to manage the costs of plastic resin. In the event the cost of resin increases, we may be unable to pass the increased raw material costs on to our customers which could adversely affect our results of operations. In addition, we attempt to control our labor costs. In the event that the cost of labor increases and we are unable to pass such increased labor costs to our customers, our results of operations could be adversely affected.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be held and used and disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

SEGMENT REPORTING

For a discussion of our business segments, see Note 15 to the consolidated financial statements included in Appendix A.

SUBSEQUENT EVENTS

In February 2003, we entered into a term loan in the amount of $500,000. This loan is secured by a mortgage on our BIR facilities. The note is due in October 2003 and requires monthly payments of interest at 7.5%.

In January and February 2003, we made non-refundable deposits totaling $95,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of three to six months.

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

MAUREEN C. CRONIN (58) Ms. Cronin is a Director of the Company. She is an Investment Relations Manager with Steinberg Global Asset Management, Ltd. in Boca Raton, Florida. She has held this position since April of 2002. Previously, Ms. Cronin was an Investment Specialist with Charles Schwab & Company in West Palm Beach, Florida from 1995 to 2000. From 1994 to 1995, she served as Vice President of Ted Williams Family Enterprises in Citrus Hills, Florida. From 1991 to 1994, she served as a Financial Consultant and Broker with Salomon Smith Barney/Dean Witter, in Boston, Massachusetts. Ms. Cronin serves as the Chairperson of the Audit Committee. Ms. Cronin has served as a Director since September 2000. Her current term as a Director expires in 2003.

J. DANIEL FRISINA (54). Mr. Frisina is a Director of the Company and a Director of Brainerd International Raceway & Resort, Inc. ("BIR"). Mr. Frisina's principal occupation is an independent consultant to manufacturers and distributors in the automotive parts industry. Mr. Frisina is also a principal and President of Boomers Investment Group, which invests in and manages restaurants, lounges and other hospitality service companies. Previously he was a Director of Global Development for Shyi Tan Enterprises, a Taiwanese manufacturer of autobody parts from 1996 to 1999. He also served as a consultant for Cheng Hong Legion Co., Ltd. (from 1992 to 1996). He was the Chairman of the Board of the Autobody Parts Association, an association that represents the interests of the distributors, suppliers and manufacturers of alternative collision replacement parts. He served as President of The Colonel's from 1988 through 1991. He served as Treasurer and Chief Financial Officer of Brainerd International,

Inc., the Company's predecessor, during 1995. Mr. Frisina serves on the Audit Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2005.

TED M. GANS (68). Mr. Gans is a Director of the Company and a Director of Rugged Liner, Inc. ("RL"). Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Patsy Lou Buick-GMC, Inc., a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Gans serves on the Executive Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2004.

DONALD R. GORMAN (71). Mr. Gorman is a Director of the Company. Since 1958 Mr. Gorman has been owner and President of D. G. Custom Chrome, LLC. Mr. Gorman was also the owner and President of P. G. Products, Inc., of Cincinnati, Ohio, which prior to the sale of the assets of The Colonel's in December 1998 was one of the Company's major customers. Mr. Gorman serves on the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1997. His current term as a Director of the Company expires in 2004.

ERIC HIPPLE (45). Mr. Hipple is a Director of the Company. Mr. Hipple is a Senior Account Representative with Rho-Mar Agency, an insurance agency located in Farmington Hills, Michigan. Mr. Hipple has been an independent consultant to the Clio Agency, Inc., a company wholly owned by Donald J. Williamson and also to Patsy Lou Buick-GMC, Inc. a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Hipple is a former quarterback for the Detroit Lions. He finished his career in the National Football League in 1989. From 1990 to 1997, he was the President and owner of Hipple & Associates, an insurance agency in Brighton, Michigan. Mr. Hipple has served as a local radio and television football analyst for the Detroit Lions. Mr. Hipple serves as a director of a number of charitable organizations in Michigan. Mr. Hipple serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since September 2000. His current term as a Director of the Company expires in 2003.

RONALD J. ROLAK (55). Mr. Rolak is a Director of the Company. Mr. Rolak is the Development Director for the Powers Catholic High School Educational Trust Fund, in Flint, Michigan. He has held this position since 1986. From 1973 to 1986, Mr. Rolak was a high school instructor and a varsity football coach at Powers Catholic High School. Mr. Rolak also serves as a director of a number of charitable organizations in Genessee County, Michigan. Mr. Rolak serves on the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1999. His current term as a Director of the Company expires in 2005.

DONALD J. WILLIAMSON (69). Mr. Williamson is the founder of the Company and is a Director and the Chairman of the Board and Chief Executive Officer of the Company. He is also a Director and officer of each of the Company's subsidiaries. From November 1995 until February 1997 he was the President, Chief Executive Officer and a Director of the Company. Between February 1997 and May 1998, Mr. Williamson served as a consultant to the Company. Mr. Williamson serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2004.

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

WILLIAM H. SINGLETERRY (58). Mr. Singleterry is the President and a Director of BIR. Mr. Singleterry served as Vice President of Marketing and Development of the Company until November of 2002 and as the Director of Operations for the Bumper Division of The Colonel's from 1991 to 1998. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

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

To the best of the Company's knowledge, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Summary. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 2002, of the Chief Executive Officer of the Company and each executive officer of the Company whose cash compensation in 2002 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                                         LONG-TERM
                                                                                                        COMPENSATION
                                                           ANNUAL COMPENSATION                             AWARDS
                                       ------------------------------------------------------------- -------------------
                                                                                        OTHER            SECURITIES
NAME AND                                                                               ANNUAL            UNDERLYING
PRINCIPAL POSITION                        YEAR        SALARY          BONUS         COMPENSATION          OPTIONS
-------------------------------------- ----------- -------------- --------------- ------------------ -------------------
Donald J. Williamson                      2002      $    164,338    $          0    $             0               0
Chairman of the Board,                    2001           160,000          10,000                  0          10,000
Chief Executive Officer                   2000           166,923               0                  0          10,000
and Director

William H. Singleterry                    2002      $    175,739    $          0    $             0               0
President and Director of BIR/            2001           154,203          10,000                  0          10,000
Vice President of Development             2000           148,354               0                  0          10,000

Gregory T. Strzynski                      2002      $    126,010    $          0    $             0               0
Chief Financial Officer                   2001           117,923          10,000                  0          10,000
                                          2000            96,827          21,500                  0          10,000


---------------------------


STOCK OPTIONS

Pursuant to the automatic grant provisions of the Company's 1995 Long-Term Incentive Plan (the "LTIP"), during 2002 Ms. Cronin, Messrs. Frisina, Gans, Gorman, Hipple, and Rolak received options to purchase a total of 23,052 shares of Common Stock. None of the Company's Officers or Directors exercised any of their outstanding options during 2002. The automatic grant of options to non-employee directors was suspended in November of 2002.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                                                         Potential Realizable
                                                                                                           Value at Assumed
                                                                                                        Annual Rates of Stock
                                                                                                         Price Appreciation of
                                        Individual Grants                                                     Option Term
------------------------------------------------------------------------------------------------------------------------------------
                                                % of Total
                                                  Options
                                Number of       Granted to        Exercise
                                Securities      Employees/        or Base
                                Underlying     Directors in        Price             Expiration
Name                             Options        Fiscal Year        ($/Sh)              Date              5%($)           10%($)
------------------------------------------------------------------------------------------------------------------------------------




There were no options granted to executive officers in 2002.




                          FISCAL YEAR-END OPTION VALUES

                                                    Number of                          Value of Unexercised
                                        Securities Underlying Unexercised             In-the-Money Options at
                                           Options at Fiscal Year-End                   Fiscal Year-End (1)
                                     ----------------------------------------   ------------------------------------
            Name                        Exercisable          Unexercisable        Exercisable       Unexercisable
-----------------------------        ------------------     -----------------   ----------------  ------------------
Donald J. Williamson                            20,000                     0        $    21,100      $            0
William H. Singleterry                          30,000                     0             47,300                   0
Gregory T. Strzynski                            20,000                     0             21,100                   0

-----------------

(1) Based on the market value of the Company's Common Stock as of December 31, 2002 ($5.87 per share), minus the exercise price, multiplied by the number of options.

COMPENSATION OF DIRECTORS

Effective for 2002, Directors received an annual fee of $4,500 plus $1,000 for each Board meeting attended. Additionally, Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

PENSION PLAN

The Company does not provide a retirement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gans, Gorman and Rolak are members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 2002. None of Messrs. Gans, Gorman or Rolak has any employment relationship with the Company or any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, as well as the current year, the Company and its subsidiaries retained Ted M. Gans, P.C. for certain legal services. Fees paid for 2002 were approximately $4,000.

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

The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. During 2002, Ms. Cronin, and Messrs. Frisina, Gans, Gorman, Hipple, and Rolak, as non-employee Directors of the Company, received automatic stock option grants covering a total of 23,052 shares of Common Stock. The automatic grant of options to non-employee directors was suspended in November of 2002.

SECTION 162(M)

Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 2003 or in future years by reason of actions expected to be taken in 2003.

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

                                  [LINE GRAPH]

                                         1997            1998          1999           2000            2001           2002
                                         ----            ----          ----           ----            ----           ----
Sports Resorts International, Inc.     $ 100.00       $  75.93       $ 109.26       $ 113.89       $ 228.45       $ 173.93

NASDAQ US                              $ 100.00       $ 140.99       $ 262.00       $ 157.59       $ 125.05       $  85.83

Peer Group Only                        $ 100.00       $ 100.54       $  91.51       $  74.59       $  92.63       $  92.18



(1) The index of peer companies consists of American Axle and Manufacturing Holdings, Inc; Dana Corp.; Dura Automotive Systems, Inc.; Eaton Corporation; Johnson Controls, Inc.; Tower Automotive, Inc.; and International Speedway Corporation

The dollar values for total stockholder return plotted in the graph above are shown in the table below:



                                                                   NASDAQ                     Peer
          Date                    The Company                  Domestic Index                Index
--------------------------   -----------------------        ---------------------       -----------------
December 31, 1997            $         100.00               $       100.00              $         100.00
December 31, 1998                       75.93                       140.99                        100.54
December 31, 1999                      109.26                       262.00                         91.51
December 31, 2000                      113.89                       157.59                         74.59
December 31, 2001                      228.45                       125.05                         92.63
December 31, 2002                      173.93                        85.83                         92.18

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of February 3, 2003:

          Name and Address                 Amount of                        Nature of
            Of Beneficial                 Beneficial                        Beneficial                 Percent of
        Owner of Common Stock              Ownership                        Ownership                   Class(1)
        ---------------------              ---------                        ---------                   --------
Donald J. Williamson                    46,956,060  shares   Sole voting and investment power               96.5%
951 Aiken Road                                   0  shares   Shared voting or investment power               0.0%
Owosso, MI 48867

Patsy L. Williamson                        176,900 shares    Sole voting and investment power                 .4%
951 Aiken Road                                   0 shares    Shared voting or investment power               0.0%
Owosso, MI 48867

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the beneficial ownership of shares of Common Stock, held as of February 3, 2003 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

               Name                     Amount of                          Nature of
           Of Beneficial                Beneficial                        Beneficial                    Percent of
       Owner of Common Stock            Ownership                          Ownership                    Class (1)
       ---------------------            ---------                          ---------                    ---------
Maureen C. Cronin(2)(3)                   24,670 shares     Sole voting and investment power                    *
                                               0 shares     Shared voting or investment power                   *

J. Daniel Frisina (2)(3)                  50,477 shares     Sole voting and investment power                    *
                                               0 shares     Shared voting or investment power                   *

Ted M. Gans (2)(3)                        50,477 shares     Sole voting and investment power                      *
                                               0 shares     Shared voting or investment power                     *

Donald R. Gorman (2)(3)                   49,427 shares     Sole voting and investment power                      *
                                               0 shares     Shared voting or investment power                     *

Eric Hipple(2)(3)                         28,947 shares     Sole voting and investment power                      *
                                               0 shares     Shared voting or investment power                     *

Ronald J. Rolak (2)(3)                    33,357 shares     Sole voting and investment power                      *
                                           9,800 shares     Shared voting or investment power                     *

William H. Singleterry (4)                30,000 shares     Sole voting and investment power                      *

                                               0 shares     Shared voting or investment power                     *

Gregory T. Strzynski(4)                   20,000 shares     Sole voting and investment power                      *
                                               0 shares     Shared voting or investment power                     *

Donald J. Williamson(4)(5)            46,956,060 shares     Sole voting and investment power                  96.5%
                                               0 shares     Shared voting or investment power                     *

Directors and Officers as a group     47,243,415 shares     Sole voting and investment power                  97.1%
(5)                                        9,800 shares     Shared voting or investment power                     *

----------------------------------
*        Does not exceed 1%.


(1) Percentages: The percentages set forth in this column were calculated on the basis of 48,362,953 shares of Common Stock outstanding as of February 3, 2003, plus shares of Common Stock subject to options held by the listed persons that were exercisable on February 3, 2003 or that will become exercisable within 60 days after February 3, 2003. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each listed person is set forth below:

                                                                              Weighted Average
       Director/Officer                                          Options       Exercise Price
       ----------------                                          -------       ----------------
       Maureen C. Cronin                                          17,327          $   6.01

       J. Daniel Frisina                                          50,477              4.13

       Ted M. Gans                                                50,477              4.13

       Donald R. Gorman                                           49,427              4.16

       Eric Hipple                                                28,947              4.80

       Ronald J. Rolak                                            33,357              4.55

       William H. Singleterry                                     30,000              4.29

       Gregory T. Strzynski                                       20,000              4.82

       Donald J. Williamson                                       20,000              4.82
                                                              ----------          -------------

       All directors and executive officers as a group           300,012          $   4.46
                                                              ==========          =============

(2) Stock Option Grants to Directors: Pursuant to the Company's 1995 Long-Term Incentive Plan (the "LTIP"), the Company's Board of Directors in February 1997, September 2000 and October 2001 granted to each person who was then a non-employee Director of the Company options to acquire up to 10,000 shares of Common Stock. All of these options are currently exercisable.

(3) Automatic Stock Option Grants to Non-Employee Directors: Under the LTIP, each non-employee director of the Company had received an automatic grant of options in March and September of each year. The number of shares subject to each option started at 1,000 when the LTIP became effective in 1996. Under the terms of the LTIP, for each grant after that time the number of shares subject to each option increases by 5% from the previous grant. When a new non-employee Director is elected or appointed to the Board, he or she will immediately receive options in an amount equal to the last grant. Ms. Cronin and Messrs. Frisina, Gans, Gorman, Hipple and Rolak were each granted options to purchase 1,874 shares of Common Stock on March 1, 2002, and options to purchase 1,968 shares of Common Stock on September 1, 2002. All of these options are currently exercisable. The automatic grant of options to non-employee directors was suspended in November of 2002.

(4) William H. Singleterry/Gregory T. Strzynski/Donald J. Williamson: In February 1997, Mr. Singleterry was granted options to acquire up to 10,000 shares of Common Stock. In September 2000 and October 2001, Mr. Singleterry, Mr. Strzynski and Mr. Williamson were granted options to purchase up to 10,000 shares of Common Stock. These stock options are currently exercisable.

(5) Total Stock Ownership: Excludes the 176,900 shares of Common Stock owned by Patsy Williamson, the wife of Donald J. Williamson. See "Security Ownership of Certain Beneficial Owners" above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company and its subsidiaries are parties to certain transactions with related parties, which are summarized below. Many of the transactions described below involve Donald and Patsy Williamson, husband and wife. Mr. Williamson is the Chairman of the Board, the Chief Executive Officer and a Director of the Company. Together, Mr. and Mrs. Williamson own approximately 97% of the outstanding shares of the Company's Common Stock.

In February 1999, the Company loaned $5,200,000 to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a subordinated mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest of $43,476 beginning April 1, 1999. Mr. Williamson used the proceeds of this loan to purchase real property in Davison, Michigan. This loan is being paid in accordance with terms.

Lease of Owosso, Michigan Facility. RL leases its Owosso, Michigan facility from 620 Platt Road, L.L.C. Donald and Patsy Lou Williamson are the sole members of 620 Platt Road L.L.C. The lease agreement requires monthly payments of $50,000 through December 2009. RL pays all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $600,000 for both years ending December 31, 2002 and 2001.

Lease of Flint, Michigan Ticket Office. BIR leased its executive and ticket offices from Donald J. Williamson through October 2002. BIR paid all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $40,500 for the year ending December 31, 2002.

Net Advances to Related Parties. During 2000, 2001 and the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. The total amount outstanding at December 31, 2002 and December 31, 2001 was $1,107,000 and $1,496,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to, or on behalf of affiliated entities effective June 30, 2002.

Patsy Lou Buick-GMC, Inc. Mrs. Williamson owns an automobile dealership. The Company engages in certain transactions with this dealership, including the purchase of automobiles, parts, and automotive services. During 2002, purchases of automobiles, parts and services by the Company from the dealership was approximately $153,000. RL sold approximately $19,000 worth of bedliners and truck accessories to the dealership in 2002.

Transactions with Directors. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year and the current year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company will continue to do so. Fees paid for 2002 were approximately $4,000.

ITEM 14 CONTROLS AND PROCEDURES.

Disclosures Controls and Procedures

The Company maintains controls and procedures designed to ensure that it is able to collect the information that is required to be disclosed in the reports it files with the SEC, and to process, summarize and disclose this information within the time period specified in the rules of the SEC. The Company's Chief Executive and Chief Financial Officers are responsible for establishing, maintaining and enhancing these procedures. They are also responsible, as required by the rules established by the SEC, for the evaluation of the effectiveness of these procedures.

Based on their evaluation of the Company's disclosure controls and procedures which took place as of a date within 90 days of the filing of this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

Internal Controls

The Company maintains a system of internal controls designed to provide reasonable assurance that transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary to (1) permit preparation of financial statements in conformity with generally accepted accounting principles, and (2) maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15(A)(1). FINANCIAL STATEMENTS.

Attached as Appendix A.

The following consolidated financial statements of Sports Resorts International, Inc. and subsidiaries are filed as a part of this report:

         *        Independent Auditors' Reports

         *        Consolidated Balance Sheets as of December 31, 2002 and 2001

         * Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

         * Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000

         * Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000

         * Notes to Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000

         *        Schedule II - Valuation and Qualifying Accounts

ITEM 15(A)(2). FINANCIAL STATEMENT SCHEDULES.

Financial statement schedules other than Schedule II have not been filed because such schedules are either not applicable or full disclosure has been made in the financial statements and notes thereto.

ITEM 15(A)(3). EXHIBITS.

The following exhibits are filed as part of this report.

Exhibit
Number   Description
------   -----------

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

3.1      Articles of Incorporation of the Company, as amended. (Filed herewith)

3.2      Bylaws of the Company, as amended. Incorporated by reference from
         Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

10.1 Sports Resorts International, Inc. 1995 Long-Term Incentive Plan, as amended to date. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2001.

10.2 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3 Sanction agreement between the Company and National Hot Rod Association. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2000.

10.4 Amendment to sanction agreement between Brainerd International Raceway and National Hot Rod Association dated October 27, 1999. (Filed herewith)

10.5 Extension of sanction agreement between Brainerd International Raceway and National Hot Rod Association dated April 19, 2002. (Filed herewith)

10.6 Lease agreement between 620 Platt Road LLC and The Colonels Truck Accessories, Inc. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2001.

10.7 Lease schedule and agreement between The Colonel's Inc. and Comerica Leasing Corporation dated December 27, 1995. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.8 Lease schedule and agreement between The Colonel's Inc. and Comerica Leasing Corporation dated May 31, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.9 Lease schedule and agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated November 15, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.10 Agreement between Rugged Liner, Inc. and PACCAR Financial Corp. dated November 8, 2002 (Filed herewith)

10.11 Agreement between Rugged Liner, Inc. and PACCAR Financial Corp. dated November 11, 2002 (Filed herewith)

23       Consent of Grant Thornton LLP (Filed herewith)

24       Consent of Deloitte & Touche LLP (Filed herewith)

99.1     Certification of Chief Executive Officer (Filed herewith)

99.2     Certification of Chief Financial Officer (Filed herewith)

--------------------


ITEM 15(B). REPORTS ON FORM 8-K.

We filed the following reports on Form 8-K during the last quarter of the period covered by this report.

Form 8-K
Filing Date             Description
-----------             -----------

November 6, 2002        Press release dated November 6, 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SPORTS RESORTS INTERNATIONAL, INC.


Dated:  March 27, 2003                      By:  /s/ Donald J. Williamson
                                                --------------------------------
                                                Donald J. Williamson
                                                Chairman of the Board,
                                                Chief Executive Officer and
                                                Director (Principal Executive
                                                Officer)


Dated:  March 27, 2003                      By:  /s/ Gregory T. Strzynski
                                                --------------------------------
                                                Gregory T. Strzynski
                                                Chief Financial Officer
                                                (Principal Accounting and
                                                Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                               Title                    Date
             ---------                               -----                    ----
/s/Donald J. Williamson            Chairman of the Board, Chief            March 27, 2003
------------------------------     Executive Officer and Director
Donald J. Williamson

/s/Maureen C. Cronin               Director                                March 27, 2003
------------------------------
Maureen C. Cronin

/s/J. Daniel Frisina               Director                                March 27, 2003
------------------------------
J. Daniel Frisina

/s/Ted M. Gans                     Director                                March 27, 2003
------------------------------
Ted M. Gans

/s/Donald Gorman                   Director                                March 27, 2003
------------------------------
Donald Gorman

/s/ Eric Hipple                    Director                                March 27, 2003
------------------------------
Eric Hipple

/s/Ronald J. Rolak                 Director                                March 27, 2003
------------------------------
Ronald J. Rolak

I, Donald J. Williamson, certify that:

         1. I have reviewed this annual report on Form 10-K of Sports Resorts International, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b).      evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c).      presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

                           a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                  Date: March 27, 2003


                  /s/ Donald J. Williamson
                  -------------------------
                  Donald J. Williamson
                  Chairman of the Board and
                  Chief Executive Officer

I, Gregory T. Strzynski, certify that:

1. I have reviewed this annual report on Form 10-K of Sports Resorts International, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                           a). designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                           b).      evaluated the effectiveness of the
                                    registrant's disclosure controls and
                                    procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                           c).      presented in this annual report our
                                    conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

                           a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b). any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: March 27, 2003


         /s/ Gregory T. Strzynski
         ----------------------------------
         Gregory T. Strzynski
         Chief Financial Officer

                                   APPENDIX A
                              FINANCIAL STATEMENTS



--------------------------------------------------------------------------------
    SPORTS RESORTS INTERNATIONAL, INC.
    Consolidated Financial Statements as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002 and Independent Auditors' Reports

INDEPENDENT AUDITORS' REPORT



To the Shareholders of
Sports Resorts International, Inc.
Owosso, Michigan





We have audited the accompanying consolidated balance sheet of Sports Resorts International, Inc. (the "Company") as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited schedule II for the year ended December 31, 2002. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") on January 1, 2002.


/s/Grant Thornton LLP

Southfield, Michigan
February 5, 2003

INDEPENDENT AUDITORS' REPORT



To the Shareholders of
Sports Resorts International, Inc.
Owosso, Michigan





We have audited the accompanying consolidated balance sheet of Sports Resorts International, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 2001 and 2000 (prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets). Our audit also included the financial statement schedule listed in the index at Item 15(a)(1) for the years ended December 31, 2001 and 2000. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, (prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, for the years ended December 31, 2001 and 2000, when considered in relation to the basic consolidated financial statements taken as a whole presents fairly in all material respects the information set forth therein.





/s/Deloitte & Touche LLP

Detroit, Michigan
March 26, 2002

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


ASSETS                                                                           2002                2001
                                                                           ---------------     ---------------
CURRENT ASSETS
   Cash                                                                    $       692,138     $     1,232,183
   Accounts receivable:
        Trade (net of allowance for doubtful accounts and cash
        discounts of $210,000 and $598,000 at
        December 31, 2002 and 2001, respectively)                                  929,070             874,932
   Note receivable - related party (Note 4)                                        191,731             136,874
   Federal income taxes receivable (Note 11)                                       160,758             913,621
   Inventories (Note 5)                                                          1,523,000           1,150,173
   Other                                                                           951,725             600,252
                                                                           ---------------     ---------------

        Total current assets                                                     4,448,422           4,908,035

PROPERTY, PLANT AND EQUIPMENT - Net
     (Note 6)                                                                   12,338,308           9,798,418

OTHER ASSETS:
   Note receivable - related party (Note 4)                                      4,590,192           4,738,427
   Goodwill (Net of accumulated amortization and impairment
     of $1,819,000 at December 31, 2001) (Note 2)                                      --            1,130,911
   Other (Note 7)                                                                1,307,012           1,614,450
                                                                           ---------------     ---------------

   Total other assets                                                            5,897,204           7,483,788
                                                                           ---------------     ---------------


TOTAL ASSETS (Note 8)                                                      $    22,683,934     $    22,190,241
                                                                           ===============     ===============





See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


LIABILITIES AND SHAREHOLDERS' EQUITY                                             2002                 2001
                                                                           -----------------    ----------------
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 8)                            $         662,632    $     1 ,270,783
     Accounts payable                                                              2,598,629           1,269,312
     Accrued expenses (Note 9)                                                     1,045,579           1,311,091
                                                                           -----------------    ----------------

          Total current liabilities                                                4,306,840           3,851,186

LONG-TERM DEBT (Note 8)                                                              531,123             608,002

LONG-TERM PORTION OF DEFERRED
COMPENSATION                                                                              --              10,400

Commitments and Contingencies (Note 13)

SHAREHOLDERS' EQUITY:
     Common stock; 70,000,000 shares authorized at $.01
           par value, 48,362,953 shares issued
          and outstanding in 2002 and 2001                                           483,629             483,629
     Additional paid-in capital                                                    5,656,605           5,656,605
     Net advances to related parties (Note 4)                                     (1,107,447)         (1,495,909)
     Retained earnings                                                            12,813,184          13,076,328
                                                                           -----------------    ----------------

          Total shareholders' equity                                              17,845,971          17,720,653
                                                                           -----------------    ----------------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                                $      22,683,934    $     22,190,241
                                                                           =================    ================




See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                  2002                2001               2000
                                                            -----------------   -----------------  ------------------
SALES (Note 4)                                              $      19,370,372   $      16,817,966  $       21,651,407

COST OF SALES (Note 4)                                             15,200,768          13,500,772          18,690,814
                                                            -----------------   -----------------  ------------------

GROSS PROFIT                                                        4,169,604           3,317,194           2,960,593

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                       4,672,035           5,606,440           7,113,687


NET GAIN ON DISPOSAL OF ASSETS
     (Note 3)                                                          40,550              13,672           1,649,198


WRITE - DOWN OF IMPAIRED ASSETS
     (Note 2)                                                              --           1,858,573                  --
                                                            -----------------   -----------------  ------------------

LOSS FROM OPERATIONS                                                 (461,881)         (4,134,147)         (2,503,896)

OTHER INCOME (EXPENSE):
     Interest expense                                                (113,239)           (204,405)           (555,845)
     Interest income (Note 4)                                         408,847             533,522             558,930
     Rental income                                                    243,925             138,691             188,308
     Land development costs (Note 13)                                (260,500)           (221,750)                 --
     Other                                                              9,020              23,141              39,955
                                                            -----------------   -----------------  ------------------

          Other income, net                                           288,053             269,199             231,348
                                                            -----------------   -----------------  ------------------

LOSS FROM OPERATIONS BEFORE
     INCOME TAX BENEFIT (EXPENSE) AND
     CUMULATIVE EFFECT OF ACCOUNTING CHANGE                          (173,828)         (3,864,948)         (2,272,548)


INCOME TAX BENEFIT (EXPENSE) (Note 11)                              1,041,595            (114,943)            397,502
                                                            -----------------   -----------------  ------------------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                                867,767          (3,979,891)         (1,875,046)


CUMULATIVE EFFECT OF ACCOUNTING CHANGE
     FOR GOODWILL (NOTE 2)                                         (1,130,911)                 --                  --
                                                            -----------------   -----------------  ------------------

NET LOSS                                                    $        (263,144)  $      (3,979,891) $       (1,875,046)
                                                            =================   =================  ==================

                                                                                                     (continued)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                  2002                2001               2000
                                                            -----------------   -----------------  ------------------
BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE (Note 2)
   Income (loss) before accounting change                   $            0.01   $           (0.08) $            (0.04)
   Cumulative effect of accounting change                               (0.02)                 --                  --
                                                            -----------------   -----------------  ------------------

   Net Loss                                                 $           (0.01)  $           (0.08) $            (0.04)
                                                            =================   =================  ==================

WEIGHTED AVERGE COMMON SHARES
   Basic                                                           48,362,953          48,355,912          48,581,380
   Effect of dilutive securities:
      Common share equivalents, common shares
       issuable upon exercise of outstanding stock options             77,400                  --                  --
                                                            -----------------   -----------------  ------------------

   Diluted                                                         48,440,353          48,355,912          48,581,380
                                                            =================   =================  ==================

                                                                                                   (concluded)


See notes to consolidated financial statements

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                                     NET
                                                                  ADDITIONAL     ADVANCES TO
                                             COMMON STOCK           PAID-IN        RELATED        RETAINED
                                          SHARES       AMOUNT       CAPITAL        PARTIES        EARNINGS          TOTAL
                                       ------------  -----------  ------------  --------------  --------------  --------------

BALANCE, JANUARY 1, 2000                 24,518,326  $   245,183  $  7,908,336  $     (539,784) $   18,931,265  $   26,545,000

Common Stock Redeemed
      340,521 shares (Note 12)             (340,521)      (3,405)   (2,325,997)             --              --      (2,329,402)
2 for 1 Stock Split (Note 2)             24,177,805      241,778      (241,778)             --              --              --
Net advances to related parties
      (Note 4)                                   --           --            --        (417,983)             --        (417,983)

          Net loss                               --           --            --              --      (1,875,046)     (1,875,046)
                                       ------------  -----------  ------------  --------------  --------------  --------------

BALANCE, DECEMBER 31, 2000               48,355,610      483,556     5,340,561        (957,767)     17,056,219      21,922,569

Issuance of Shares Under Long
      Term Incentive Plan (Note 14)           7,343           73        59,772              --              --          59,845

Disgorgement of Trading Profits
      (Note 10)                                  --           --       256,272              --              --         256,272
Net advances to related parties
      (Note 4)                                   --           --            --        (538,142)             --        (538,142)

          Net loss                               --           --            --              --      (3,979,891)     (3,979,891)

                                       ------------  -----------  ------------  --------------  --------------  --------------
BALANCE, DECEMBER 31, 2001               48,362,953      483,629     5,656,605      (1,495,909)     13,076,328      17,720,653

Net repayment from related parties
      (Note 4)                                   --           --            --         388,462              --         388,462

       Net loss                                  --           --            --              --        (263,144)       (263,144)
                                       ------------  -----------  ------------  --------------  --------------  --------------


BALANCE, DECEMBER 31, 2002               48,362,953  $   483,629  $  5,656,605  $   (1,107,447) $   12,813,184  $  17,845,971
                                       ============  ===========  ============  ==============  ==============  ==============









See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                                       2002                2001                2000
                                                                   ---------------   ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $      (263,144)  $     (3,979,891)   $    (1,875,046)
     Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
         Depreciation and amortization                                   2,062,400          2,376,615          2,623,627
         Impairment of long lived assets (Note 2)                               --          1,858,573                 --
          Cumulative effect of change in accounting
          principle (Note 2)                                             1,130,911                 --                 --
         Stock based compensation expense                                       --             59,845                 --
         Net loss on sale of store operations                                                      --            736,277
         Gain on disposal of property, plant and equipment                 (40,550)           (13,672)        (2,385,476)
         Changes in assets and liabilities that provided
              (used) cash
              Accounts receivable                                          (54,138)           (90,431)           804,041
              Inventories                                                 (372,827)           646,162          1,920,954
              Accounts payable                                           1,329,317           (175,401)        (2,739,448)
              Accrued expenses                                            (265,512)            12,930           (903,495)
              Income taxes receivable/payable                              752,863            114,943         (4,267,289)
              Other                                                        (54,435)           208,383           (514,018)
                                                                   ---------------   ----------------    ---------------

Net cash provided by (used in) operating activities                      4,224,885          1,018,056         (6,599,873)
                                                                   ---------------   ----------------    ---------------


CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (4,630,116)        (1,046,803)        (2,820,143)
     Proceeds from disposal of property and equipment                       68,376             25,092          9,446,983
     Payments received on notes receivable - related party                  93,378            146,486          1,497,596
     Proceeds from sale of Rugged Liner assets (Note 12)                        --                 --            361,700
     Proceeds from sale of store operations                                     --                 --          1,232,948
                                                                   ---------------   ----------------    ---------------

Net cash (used in) provided by investing activities                     (4,468,362)          (875,225)         9,719,084
                                                                   ---------------   ----------------    ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term obligations                                   595,237                 --                 --
     Principal payments on long-term debt                                 (159,618)          (160,286)         (172 ,781)
     Principal payments on obligations under capital leases             (1,120,649)        (1,034,528)        (1,031,749)
     Disgorgement of trading profits (Note 10)                                  --            256,272                 --
     Net repayment from (advances to) related parties                      388,462           (538,142)          (417,983)
                                                                   ---------------   ----------------    ---------------

Net cash used in financing activities                                     (296,568)        (1,476,684)        (1,622,513)
                                                                   ---------------   ----------------    ---------------

NET (DECREASE) INCREASE IN CASH                                           (540,045)        (1,333,853)         1,496,698

CASH, BEGINNING OF YEAR                                                  1,232,183          2,566,036          1,069,338
                                                                   ---------------   ----------------    ---------------

CASH, END OF YEAR                                                  $       692,138   $      1,232,183    $     2,566,036
                                                                   ===============   ================    ===============
                                                                                                     (continued)

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

                                                             2002            2001             2000
                                                         -------------   --------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:


Cash paid during the year for interest                   $     168,491   $     214,996    $   1,437,355
                                                         =============   ==============   =============

Cash paid during the year for taxes                      $          --   $           --   $   3,869,787
                                                         =============   ==============   =============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:


Sale of Rugged Liner assets, net of cash received (Note 12):

          Property, plant and equipment                                                  $      459,399
          Accrued expenses                                                                     (392,621)
          Goodwill                                                                              586,218
          Inventory                                                                           1,257,590
          Trade accounts receivable                                                             167,813
          Deferred tax assets                                                                   568,052
          Common stock redeemed                                                                  (3,405)
          Paid in capital                                                                    (2,325,997)
          Other                                                                                  44,651
                                                                                         --------------
          Net cash proceeds from sale                                                    $      361,700
                                                                                         ==============

                                                                                  (concluded)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
--------------------------------------------------------------------------------

1.       ORGANIZATION

         Sports Resorts International, Inc. (formerly The Colonel's International, Inc. or the "Company") is a holding company for three active wholly owned subsidiaries, Rugged Liner, Inc. ("RL") (formerly The Colonel's Truck Accessories, Inc.), Brainerd International Raceway & Resort, Inc. ("BIR") (formerly The Colonel's Brainerd International Raceway, Inc.) and Raceway 66, Inc. ("Raceway 66"). The Colonel's, Inc. ("The Colonel's") is an inactive subsidiary, holding certain land. RL began operations on January 1, 1996 and was subsequently incorporated in Michigan in 1997. RL produces truck bedliners for sale to original equipment manufacturers ("OEM") and the automotive aftermarket. BIR was incorporated in Minnesota in 1982 and operates a multi-purpose motor sports facility in Brainerd, Minnesota. BIR organizes and promotes various spectator events relating to road and drag races. Raceway 66 is a combined convenience store and gas station adjacent to BIR's facility. Ownership of Raceway 66 was transferred to the Company by Donald J. Williamson, its majority shareholder and affiliated entities in September of 2002.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its subsidiaries, RL, BIR, Raceway 66 and The Colonel's. All significant intercompany accounts and transactions have been eliminated.

         INVENTORIES are stated at the lower of cost or market, cost determined by the first-in, first-out (FIFO) method.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         ACCOUNTS RECEIVABLE - The majority of the Company's accounts receivable are due from companies in the automotive parts distribution industry. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and cash discounts for prompt payment. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous history of losses and discounts taken, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

         REVENUE RECOGNITION - For sales of products, revenue is recognized at the time the product is shipped to customers. For BIR, revenue is recognized when earned at the time of the related event.

         GOODWILL is no longer amortized in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. Refer to "New Accounting Pronouncements" below. Goodwill was being amortized using the straight-line method over 7 years. The carrying value of goodwill was assessed annually for recoverability using an undiscounted cash flow approach based on cash flows, which benefited directly from the goodwill. The Company eliminated goodwill associated with certain RL assets sold to International Liner in June 2000.

         ACCOUNTING FOR CERTAIN LONG-LIVED ASSETS - The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During 2001, the Company wrote down approximately $1,859,000 of impaired long-lived assets, which are comprised of 18 condominium units held for sale or rental at its BIR facility in Brainerd, Minnesota (Note 6).

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

         EARNINGS (LOSS) PER SHARE - Basic earnings (loss) per share is based upon the weighted average number of shares outstanding during each year. Diluted earnings per share assumes the exercise of common stock options when dilutive.

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

         NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. The Company adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. The Company engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of the Company's business segments for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business segment. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to RL and $62,000 was associated with BIR. In addition, the adoption eliminates annual amortization expense of approximately $387,000 or $.01 per share.

         The following pro forma information assumes SFAS 142 had been in effect for all periods presented:

                                                                          2002           2001           2000
                                                                     ------------    ------------    ------------

         Reported income (loss) before cumulative effect of
          accounting change                                          $    867,767    $ (3,979,891)   $ (1,875,046)

         Add back goodwill amortization expense, net of tax                    --         255,437         280,379
                                                                     ------------    ------------    ------------

         Adjusted income (loss) before cumulative effect of
          accounting change                                          $    867,767    $ (3,724,454)   $ (1,594,667)
                                                                     ============    ============    ============


         Reported basic and diluted earnings (loss) per
          share before cumulative effect of accounting change        $       0.01    $      (0.08)   $      (0.04)

         Add back goodwill amortization expense, net of tax                    --            0.00            0.01
                                                                     ------------    ------------    ------------

         Adjusted basic and diluted earnings (loss) per
          share before cumulative effect of accounting change        $       0.01    $      (0.08)   $      (0.03)
                                                                     ============    ============    ============

         The Company accounts for stock-based compensation consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The following illustrates the effect on net income (loss) and earnings
         (loss) per share if the Company applied the fair value recognition provisions of SFAS 123:


                                                                          2002              2001              2000
                                                                      -----------       -----------       -----------
         Net loss as reported                                         $  (263,144)      $(3,979,891)      $(1,875,046)
         Deduct:  Total stock-based employee
         compensation expense determined under fair
         value based method for all awards, net of tax                   (288,389)         (415,989)         (192,859)
                                                                      -----------       -----------       -----------

         Pro forma net loss                                           $  (551,533)      $(4,395,880)      $(2,067,905)
                                                                      ===========       ===========       ===========

         Basic and diluted loss per share:
            As reported                                               $     (0.01)      $     (0.08)      $     (0.04)
            Pro forma                                                 $     (0.01)      $     (0.09)      $     (0.04)




         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The new standard requires one model of accounting for long-lived assets to be held and used and disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated
         Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities").
         Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

         RECLASSIFICATIONS - Certain 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

3.       SALE OF TECUMSEH HEADQUARTERS/NET GAIN ON DISPOSAL OF ASSETS

         In June 2000, the Company sold its headquarters located at 5550 Occidental Highway, Tecumseh, Michigan, which consisted of approximately 150 acres and the buildings and improvements thereon for approximately $6 million. A gain of approximately $1.9 million was recognized and is included in net gain on disposal of assets in the year ended December 31, 2000. Also included in net gain on disposal of assets for the year ended December 31, 2000, is a gain of approximately $733,000 related to the sale of vacant property in Davison, Michigan, a loss of $125,000 related to the complete destruction of the Company's aircraft, net of insurance proceeds, and losses of $736,000 and $102,000 on the sale of retail store operations and other unused production assets, respectively.

4.       RELATED PARTY TRANSACTIONS

         NOTE RECEIVABLE - During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,976, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a subordinated mortgage and personal guarantee.

         NET ADVANCES TO RELATED PARTIES - From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. The total amount outstanding at December 31, 2002 and December 31, 2001 was $1,107,000 and $1,496,000
         respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to, or on behalf of affiliated entities effective June 30, 2002.

         The primary parties related to the Company are as follows:


         - The majority shareholder, Donald J. Williamson, and his wife, Patsy Lou Williamson, with whom various transactions are made. BIR leased approximately 5,000 square feet of space from Donald J. Williamson for its executive and ticket sales office through October 2002.

         - 620 Platt Road LLC ("Platt"), a company owned by Donald J. and Patsy Lou Williamson, to which rental payments are made for the Owosso facility.

         - South Saginaw LLC ("Saginaw"), a company owned by Donald J. and Patsy Lou Williamson, to which a loan was made in 1999.

         - Patsy Lou Buick-GMC, Inc. and Williamson Chevrolet Cadillac, Inc., companies owned by Patsy Lou Williamson, from which automobiles, parts and service are purchased and sold, and to which a loan was made.

         - International Liner Company. In June of 2000, the Company sold certain assets of RL to International Liner, a corporation controlled by Mark German, the Company's former President.


         A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                                             2002          2001             2000
                                                                        ------------   ------------   ------------
    Majority shareholder:
       Net repayment by various related parties                         $    388,462   $         --   $         --
       Net advances to various related parties                                    --        538,142        417,983

       Rental payments                                                        40,500         25,500             --

    Platt:
       Rental payments                                                       600,000        600,000        580,000

    Saginaw:
       Collection on note receivable                                         125,047        146,486         96,597
       Interest income on note receivable                                    353,409        462,458        338,363

    Patsy Lou Buick - GMC, Inc.:
       Purchases of automobiles, parts and services                          152,794         31,627         23,269
       Interest income on note receivable                                         --             --         32,154
       Sales of inventory                                                     18,808         10,528         38,702
       Collection on note receivable                                              --             --      1,401,000

    Williamson Chevrolet Cadillac, Inc:
       Sales of inventory                                                         --             --             8,034

    International Liner Company
       Sale of assets to International Liner
            Company (Note 12)                                                     --             --           361,700


5.       INVENTORIES

         Inventories at December 31 are summarized as follows:

                                                                                  2002                  2001
                                                                           -------------------   -------------------
         Finished products                                                 $           912,406   $           789,674
         Raw materials                                                                 559,604               360,499
         Other                                                                          50,990                    --
                                                                           -------------------   -------------------

         Total inventories                                                 $         1,523,000   $         1,150,173
                                                                           ===================   ===================




6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 is summarized as follows:

                                                                                  2002                  2001
                                                                           -------------------   -------------------

         Land and improvements                                             $         3,679,121   $         2,752,540
         Track                                                                       2,573,229             1,903,120
         Buildings                                                                   3,343,853             1,824,484
         Condominium units (Note 2)                                                    466,000               466,000
         Leasehold improvements                                                        312,569               300,080
         Bleachers and fencing                                                       1,699,541             1,702,106
         Equipment (including equipment under capital lease)                         7,000,776             6,685,617
         Transportation equipment                                                    2,148,839             1,267,103
         Furniture and fixtures                                                        757,433               716,764
         Tooling                                                                     3,495,292             3,354,852
                                                                           -------------------   -------------------
              Total                                                                 25,476,653            20,972,666
         Less accumulated depreciation and amortization                            (13,138,345)          (11,174,248)
                                                                           -------------------   -------------------

         Property, plant and equipment, net                                $        12,338,308   $         9,798,418
                                                                           ===================   ===================


         The gross amount of equipment recorded under capital leases was $6,434,050 at December 31, 2002 and 2001. The related accumulated depreciation was $5,354,748 and $4,554,518 at December 31, 2002 and 2001, respectively.

7.       OTHER ASSETS, LONG-TERM

         Other assets, long-term at December 31 is summarized as follows:

                                                                                             2002            2001
                                                                                          ----------      ----------
         Rental property                                                                  $   75,000      $   75,000
         Land held for development                                                         1,137,460       1,137,460
         Security deposits                                                                      --           267,348
         Land contract receivable                                                             90,351         102,253
         Other                                                                                 4,201          32,389
                                                                                          ----------      ----------

         Total                                                                            $1,307,012      $1,614,450
                                                                                          ==========      ==========

8.       LONG-TERM DEBT

         Long-term obligations at December 31 consist of the following:

                                                                                             2002              2001
                                                                                          -----------       -----------
         Term loan, annual installments of $100,675 plus interest at
              9% through August 2003; secured by related assets                           $   100,675       $   201,350
         Mortgage payable to a bank, interest at prime
              plus 2%, with a floor of 8.0% (effective rate of 8.0% at December
              31, 2002 and 2001) annual principal payments of $50,000 plus interest due quarterly, through
              September 2004; secured by underlying property                                  100,000           150,000
         Capital lease obligations through October 2003;
              monthly installments include interest at rates between
              8.0% and 8.5%, collateralized by the related machinery
              and equipment (Note 13)                                                         407,326         1,527,435
         Term loans, payable to a finance company, monthly installments include interest at 8.0% through November 2007, collateralized by the
              related transportation equipment                                                502,526              --
         Term loans, payable to a finance company, monthly installments with interest at 0.0% through November 2007, collateralized by related
              transportation equipment                                                         83,228              --
                                                                                          -----------       -----------
                   Total                                                                    1,193,755         1,878,785
         Less current portion                                                                (662,632)       (1,270,783)
                                                                                          -----------       -----------

         Long-term                                                                        $   531,123       $   608,002
                                                                                          ===========       ===========

         The scheduled future repayments of long-term obligations at December 31, 2002 are as follows:

         2003                                                                                           $   662,632
         2004                                                                                               161,266
         2005                                                                                               119,077
         2006                                                                                               127,537
         2007                                                                                               123,243
                                                                                                        ------------
         Total                                                                                          $ 1,193,755
                                                                                                        ============

9.       ACCRUED EXPENSES

         Accrued expenses at December 31 consist of the following:

                                                                                             2002            2001
                                                                                          ----------      ----------
         Accrued settlements                                                              $  312,646      $  747,646
         Accrued interest                                                                      7,116          62,368
         Other                                                                               725,817         501,077
                                                                                          ----------      ----------
         Total                                                                            $1,045,579      $1,311,091
                                                                                          ==========      ==========


10.      DISGORGEMENT OF TRADING PROFITS

         During the quarter ending June 30, 2001, the Company became aware that one of its officers had engaged in trading in the stock of the Company that was not in compliance with Section 16 of the Securities Exchange Act of 1934. As a result, the Company sought and received the disgorgement of the profits received as a result of this improper trading in the amount of $225,000.

         Additionally, in October 2001 the Company became aware of improper trading activity of its common stock through a brokerage account controlled by Patsy Lou Buick-GMC, Inc., a company wholly owned by Patsy Lou Williamson, the wife of Donald J. Williamson. In November 2001, the Company's Board of Directors sought and received on behalf of the Company the total disgorgement of approximately $31,000 of profits as a result of this trading.

11.      INCOME TAXES

         For the years ended December 31, the Company's (benefit) expense provision for income taxes consists of the following:

                                                                   2002                  2001              2000
                                                             -----------------     ----------------- -----------------
         Current:
              Federal                                        $      (1,041,595)    $        114,943  $       (397,502)
              State                                                         --                   --                --
                                                             -----------------     ----------------  ----------------
         Total Current                                              (1,041,595)             114,943          (397,502)

         Deferred
              Federal                                                       --                   --                --
              State                                                         --                   --                --
                                                             -----------------     ----------------  ----------------
         Total deferred                                                                                            --

         Income tax (benefit) expense                        $      (1,041,595)    $        114,943  $       (397,502)
                                                             =================     ================  ================

         The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                                                        2002              2001
                                                                                   ---------------  ----------------
         Current deferred tax assets:
              Allowance for doubtful accounts                                      $       71,310   $        185,291
              Inventory obsolescence                                                       13,600             15,200
              Accrued settlements                                                          98,600            275,500
              Other                                                                        73,573             95,633
                                                                                   --------------   ----------------
                   Total                                                                  257,083            571,624
              Valuation allowance                                                        (257,083)          (571,624)
                                                                                   --------------   ----------------

         Total                                                                     $           --   $             --
                                                                                   ==============   ================


         Noncurrent deferred tax assets (liabilities):
              Net operating loss carryforwards                                     $           --   $        926,904
              Fixed asset basis differential                                              704,044            609,147
              Goodwill                                                                  1,039,463            849,105
              Other                                                                       189,465            (56,391)
                                                                                   --------------   ----------------
                   Total                                                                1,932,972          2,328,765
              Valuation allowance                                                      (1,932,972)        (2,328,765)
                                                                                   --------------   ----------------

         Total                                                                     $           --   $             --
                                                                                   ==============   ================


         The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:

                                                                      2002              2001               2000
                                                                ----------------   ---------------   ----------------
         Federal income tax at statutory rate                   $        (59,102)  $    (1,352,730)  $       (795,392)
         Nondeductible items                                               5,825               425            175,007
         Valuation allowance                                            (710,334)        1,642,038            (87,679)
         Adjustment to prior years provision                            (285,446)         (178,633)           288,179
         Other                                                             7,462             3,843             22,383
                                                                ----------------   ---------------   ----------------

         Income tax  (benefit) expense                          $     (1,041,595)  $       114,943   $       (397,502)
                                                                ================   ===============   ================

         Effective tax rate                                                 600%                3%                18%
                                                                ================   ===============   ================

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In connection with the passage of this legislation, the Company amended certain of the prior year returns resulting in larger net operating losses than previously anticipated. The effect of these amendments was to increase the current year refund by approximately $171,000 which is included in the adjustment to prior years provision. The Company received $1,794,000 in Federal income tax refunds in the third quarter of

         2002. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted.

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

12.      COMMON STOCK REDEEMED / SALE OF  ASSETS TO INTERNATIONAL LINER

         In June of 2000, the Company sold certain Rugged Liner assets to International Liner, a corporation controlled by Mark German, the Company's former President. In exchange for these assets, International Liner paid the Company $361,700 in cash, and Mr. German and affiliates surrendered 681,042 shares of the Company's Common Stock. The Company wrote-off goodwill of approximately $586,000 associated with assets sold. No gain or loss was recorded as a result of this transaction.

13.      COMMITMENTS AND CONTINGENCIES

         The Company leases its principal operating facility from a related party (Note 4) and leases equipment under capital leases (Notes 6 and 8). The operating lease requires the Company to pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 2002 are summarized as follows:

                                                                                    CAPITAL             OPERATING
                                                                                    LEASES                LEASES
                                                                                ---------------      ---------------
         Years ending December 31:
              2003                                                              $       420,241      $       604,500
              2004                                                                           --              604,500
              2005                                                                           --              604,500
              2006                                                                           --              604,500
              2007                                                                           --              600,000
              Thereafter                                                                     --            1,150,000
                                                                                ---------------      ---------------

                   Total                                                        $       420,241      $     4,168,000
                                                                                                     ===============
         Less amount representing interest                                               12,915
                                                                                ---------------
                   Present value of minimum lease payments                              407,326
         Less current maturities                                                        407,326
                                                                                ---------------

         Long-term portion of capital lease obligations                         $            --
                                                                                ===============

         Rent expense, including month to month rentals, was approximately $640,500, $663,500 and $1,004,000 for the years ended December 31,
         2002, 2001 and 2000, respectively.

         The Company is guarantor on an irrevocable letter of credit for an affiliated entity in the amount of $105,000. The letter of credit provides financial assurance to the State of Michigan related to environmental matters at the Company's leased facility in Owosso, Michigan.

         The Company made non-refundable deposits totaling $260,500 and $221,750 during the years ending December 31, 2002 and 2001 respectively, and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. Since financing for development of the project is not in place, these deposits have been expensed.

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

         In May 2000, the landlord of a facility formerly occupied by the Company filed suit in the Superior Court for Riverside County, California against the Company, claiming that the Company breached its lease by failing to notify the landlord of its intentions to sublease the facility. In May 2002, the Company paid $300,000 to settle this matter. Additionally, the Company is responsible for rent that is due through 2004 and certain repairs and costs of reletting.

         As a result of the crash of an airplane owned by the Company in August 2000, claims were made against the Company. All claims have been successfully settled and have been covered under the Company's insurance policy.

14.      STOCK OPTIONS

         The fair value of the options granted included in the pro forma calculation in Note 2 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,

                                                                         2002           2001           2000
                                                                       --------       --------       --------

         Risk free interest rate                                          5.03%          4.66%          5.88%
         Expected life                                                 10 years       10 years       10 years
         Expected volatility                                               101%            88%            83%
         Dividend yield                                                      0%             0%             0%
         Weighted average grant date fair value                        $   4.88       $   5.51       $   3.10


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

         Information with respect to options granted and cancelled for the years ended December 31, is as follows:

                                                                                    WEIGHTED
                                                                                  AVERAGE PRICE
                                                                       SHARES       PER SHARE
                                                                       ------      ------------
         Options Outstanding at January 1, 2000                         98,290       $   3.22
              Options granted                                          105,880       $   3.02
              Options cancelled                                        (14,200)      $   3.27
                                                                       -------

         Options Outstanding at December 31, 2000                      189,970       $   3.10
              Options granted                                          110,910       $   6.31
              Options exercised                                        (11,620)      $   3.00
                                                                       -------

         Options Outstanding at December 31, 2001                      289,260       $   4.34
              Options granted                                           23,052       $   5.34
                                                                       -------

         Options Outstanding at December 31, 2002                      312,312       $   4.42
                                                                       =======

         Options Exercisable at December 31, 2002                      300,504       $   4.44
                                                                       =======


         Summary information about the Company's stock options outstanding at December 31, 2002 is as follows:

                                                  Weighted
                            Options          Average Remaining           Weighted                           Weighted
      Range of           Outstanding at       Contractual Life            Average           Options          Average
   Exercise Prices          12/31/02              (Years)             Exercise Price     Exercisable     Exercise Price
----------------------  -----------------  -----------------------   ------------------  --------------- -----------------

$2.00-$3.49                   164,900               6.25                 $  3.04            164,900          $  3.04
$3.50-$4.99                    35,458               7.78                 $  3.90             23,650          $  3.96
$5.00-$6.98                   111,954               8.83                 $  6.59            111,954          $  6.59
-----------------------       -------            -------                 -------            -------          -------
$2.00-$6.98                   312,312               7.35                 $  4.42            300,504          $  4.44
=======================       =======            =======                 =======            =======          =======

15.      SEGMENTS OF BUSINESS

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

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on stand-alone segment operating income. Intersegment sales and transfers, interest income and expense are not significant.
         Financial information segregated by reportable segments is as follows:

                                                       2002                     2001                     2000
                                                   ------------             ------------             ------------
         SALES:
              Truck Accessories                    $ 16,138,148             $ 13,502,296             $ 18,301,875
              Raceway                                 3,232,224                3,315,670                3,349,532
                                                   ------------             ------------             ------------
         Total                                     $ 19,370,372             $ 16,817,966             $ 21,651,407
                                                   ============             ============             ============

         INCOME (LOSS) FROM OPERATIONS:
              Truck Accessories                    $  1,373,987             $ (1,633,432)            $ (1,411,573)
              Raceway                                (1,835,868)              (2,500,715)              (1,092,323)
                                                   ------------             ------------             ------------
         Total                                     $   (461,881)            $ (4,134,147)            $ (2,503,896)
                                                   ============             ============             ============

         IDENTIFIABLE ASSETS:
              Truck Accessories                    $ 13,781,238             $ 15,519,073             $ 19,582,064
              Raceway                                 8,902,696                6,671,168                8,219,378
                                                   ------------             ------------             ------------
         Total                                     $ 22,683,934             $ 22,190,241             $ 27,801,442
                                                   ============             ============             ============

         CAPITAL EXPENDITURES:
              Truck Accessories                    $  1,166,064             $    382,836             $    454,482
              Raceway                                 3,464,052                  663,967                2,365,661
                                                   ------------             ------------             ------------
         Total                                     $  4,630,116             $  1,046,803             $  2,820,143
                                                   ============             ============             ============

         DEPRECIATION AND AMORTIZATION:
           Truck Accessories                       $  1,335,066             $  1,672,052             $  1,905,325
           Raceway                                      727,334                  704,563                  718,302
                                                   ------------             ------------             ------------
         Total                                     $  2,062,400             $  2,376,615             $  2,623,627
                                                   ============             ============             ============


         All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:

                                      2002                   2001                   2000
                                  -----------            -----------            -----------
         United States            $18,026,918            $16,053,264            $20,735,612
         Foreign                    1,343,454                764,702                915,795
                                  -----------            -----------            -----------
         Consolidated             $19,370,372            $16,817,966            $21,651,407
                                  ===========            ===========            ===========

Sales to one customer in 2002 represented approximately 11 percent of the Company's sales. Included in trade accounts receivable at December 31, 2002 is $168,340 due from this customer. No other customer comprised 10 percent or more of the Company's sales in the three years ended December 31, 2002.

16.      SUBSEQUENT EVENTS

In February 2003, the Company entered into a term loan in the amount of $500,000. This loan is secured by a mortgage on BIR's facilities. The note is due in October 2003 and requires monthly payments of interest at 7.5%.

In January and February 2003, the Company made non-refundable deposits totaling $95,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed sports and entertainment complex. The extended agreements are for periods of three to six months.

17.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a condensed summary of the Company's unaudited quarterly results of operations for fiscal 2002 and 2001:


                                                   2002 Fiscal Quarters
---------------------------------------------------------------------------------------------------------------
                             First             Second            Third            Fourth               2002
                         ------------       ------------      ------------      ------------       ------------
Sales                    $  4,281,697       $  4,625,483      $  6,693,149      $  3,770,043       $ 19,370,372
Cost of Sales            $  3,011,632       $  3,436,744      $  5,580,591      $  3,171,801       $ 15,200,768
Net (loss) income        $   (280,752)      $     48,078      $     24,882      $    (55,352)      $   (263,144)
Basic and diluted
(loss) earnings per
share                    $      (0.01)      $       0.00      $       0.00      $       0.00       $      (0.01)

                                                 2001 Fiscal Quarters
-----------------------------------------------------------------------------------------------------------------
                             First             Second             Third              Fourth               2001
                         ------------       ------------       ------------       ------------       ------------
Sales                    $  3,565,812       $  3,946,044       $  6,023,255       $  3,282,855       $ 16,817,966
Cost of Sales            $  2,875,132       $  3,098,148       $  4,835,245       $  2,692,247       $ 13,500,772
Net (loss) income        $   (373,665)      $     (7,761)      $   (386,973)      $ (3,211,492)      $ (3,979,891)
Basic and diluted
(loss) earnings per
share                    $      (0.01)      $       0.00       $      (0.01)      $      (0.06)      $      (0.08)

         During the fourth quarter of 2001 the Company recorded the following year-end adjustments which increased the loss from continuing operations before income tax expense for the following items:

                                                                                                        2001
                                                                                                     ----------
        Write-down of carrying value of condominium units held for
               rental and sale (Note 2)                                                              $1,859,000

        Write-off of non-refundable deposits to purchase land (Note 13)                              $  222,000

        Addition to allowance for doubtful accounts                                                  $  196,000

        Recognition of professional fees expense                                                     $  243,000

        Increase in accrued settlements                                                              $   75,000



                                     ******

SPORTS RESORTS INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS          DEDUCTIONS    RECOVERIES
                                                             CHARGED TO         CHARGED TO    WRITE-OFFS
                                              BALANCE        COSTS AND           TO OTHER         AND            BALANCE
                                             JANUARY 1       EXPENSES            ACCOUNTS      DISPOSALS       DECEMBER 31
                                             ----------      ----------         ----------    -----------      -----------
DOUBTFUL ACCOUNTS AND CASH
DISCOUNTS RESERVES

For the year ended December 31:
2002                                           598,000           70,000              --         (458,000)         210,000
2001                                           297,000          367,000              --          (66,000)         598,000
2000                                           713,000          150,000              --         (566,000)         297,000

INVENTORY RESERVES

For the year ended December 31:
2002                                            40,000               --              --               --           40,000
2001                                            50,000               --              --          (10,000)          40,000
2000                                           402,000               --              --         (352,000)          50,000


TAX VALUATION ALLOWANCE

For the year ended December 31:
2002                                         2,900,000               --              --         (710,000)       2,190,000
2001                                         1,258,000        1,642,000              --               --        2,900,000
2000                                         1,125,000          588,000              --         (455,000)       1,258,000

                                  EXHIBIT INDEX

Exhibit
Number            Description
-------           -----------

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

3.1 Articles of Incorporation of the Company, as amended. (Filed herewith)

3.2 Bylaws of the Company, as amended. Incorporated by reference from Exhibit 3.2 to the Company's Report on Form 10-Q for the period ended March 31, 1997.

10.1 Sports Resorts International, Inc. 1995 Long-Term Incentive Plan, as amended to date. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2001.

10.2 June 22, 1992 Title Rights Sponsorship Agreement between Champion Auto Stores, Inc. and National Hot Rod Association, Inc. Incorporated by reference from Brainerd International, Inc.'s Registration Statement on Form S-1 (Registration No. 33-055876).

10.3 Sanction agreement between the Company and National Hot Rod Association. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2000.

10.4 Amendment to sanction agreement between Brainerd International Raceway and National Hot Rod Association dated October 27, 1999. (Filed herewith)

10.5 Extension of sanction agreement between Brainerd International Raceway and National Hot Rod Association dated April 19, 2002. (Filed herewith)

10.6 Lease agreement between 620 Platt Road LLC and The Colonel's Truck Accessories, Inc. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2001.

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

10.9 Lease schedule and agreement between The Colonel's, Inc. and Comerica Leasing Corporation dated November 15, 1996. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 1997.

10.10 Agreement between Rugged Liner, Inc. and PACCAR Financial Corp. dated November 8, 2002 (Filed herewith)

10.11 Agreement between Rugged Liner, Inc. and PACCAR Financial Corp. dated November 11, 2002 (Filed herewith)

23                Consent of Grant Thornton LLP (Filed herewith)

24                Consent of Deloitte &Touche LLP (Filed herewith)

99.1              Certification of Chief Executive Officer (Filed herewith)

99.2              Certification of Chief Financial Officer (Filed herewith)