Form 10-Q
period 2003-03-31
SPORTS RESORTS INTERNATIONAL INC
filed 2003-05-14
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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

                       Yes    X                    No
                             ---                      ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                       Yes                         No  X
                             ---                      ---

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 1, 2003: 48,362,953


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

CRITICAL ACCOUNTING POLICIES

A summary of our critical accounting policies is incorporated by reference beginning on page 10 of our 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2003. There have been no material changes in the accounting policies followed by us during fiscal 2003.

BACKGROUND

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets decreased from $4,448,000 at December 31, 2002 to $4,205,000 at March 31, 2003. This decrease is primarily related to a $302,000 increase in trade accounts receivable offset by a $197,000 decrease in cash and a $209,000 decrease in inventory. Our consolidated current liabilities decreased from $4,307,000 at December 31, 2002 to $3,933,000 at March 31, 2003.
This decrease primarily relates to a $829,000 decrease in accounts payable and increases in current debt maturities and accrued expenses of $331,000 and $124,000, respectively.

Cash decreased by $197,000 from the year end 2002 to March 31, 2003 primarily due to cash generated in operating activities and the proceeds of $500,000 from borrowing under a bank note payable, offset by capital expenditures of $185,000, debt repayments of $196,000 and the reduction of trade accounts payable of $829,000.

Accounts receivable-trade increased by approximately $302,000 from $929,000 as of December 31, 2002 to $1,231,000 at March 31, 2003, due to normal increased sales activity associated with the first quarter, as compared to the fourth quarter.

Federal income taxes receivable of $161,000 at March 31, 2003 and December 31, 2002 relate to net operating losses eligible for carryback.

Note receivable - related party at March 31, 2003 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is being paid in accordance with terms.

Net property, plant and equipment decreased by approximately $319,000 from $12,338,000 at December 31, 2002 to $12,019,000 at March 31, 2003 due to fixed asset additions of $185,000 offset by depreciation for the period of $501,000. Tooling comprised the majority of additions during the period.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $829,000 from $2,599,000 at December 31, 2002 to $1,769,000 at March 31, 2003 due to the payment of amounts owed with the use of cash generated in operating activities and the proceeds of borrowing under a bank note in the amount of $500,000.

Accrued expenses increased by $124,000 from $1,046,000 at December 31, 2002 to $1,170,000 at March 31, 2003, primarily due to advance ticket sales of $343,000 at BIR, offset by the payment of other accrued amounts.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. The total amount outstanding at March 31, 2003 and December 31, 2002 was $1,104,000 and $1,107,000 respectively, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

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

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates approximating 8.0% through November 2007.

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note is secured by a mortgage on BIR's facilities. The note is due in October 2003 and requires monthly payments of interest at 7.5%.

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

RESULTS OF OPERATIONS

Our revenues were $4,388,000 in the three months ended March 31, 2003 compared to $4,282,000 in the same period of 2002. Revenues attributable to RL were $4,273,000 and $4,253,000 for the quarters ended March 31, 2003 and 2002, respectively. BIR traditionally has little revenue in the first quarter, as the racing season does not begin until May each year. BIR's revenues were $115,000 and $29,000 for the quarters ended March 31, 2003 and 2002 respectively.

Cost of sales were $3,600,000 and $3,012,000 for the quarters ended March 31, 2003 and 2002 respectively or 82% and 70% as a percentage of revenue. Cost of sales attributable to RL were $3,205,000 and $2,703,000 for the quarters ended March 31, 2003 and 2002 respectively or 75% and 63% as a percentage of revenue. The increase in cost of sales is primarily attributed to less favorable material costs. Gross profit for RL was 25% of sales for the first quarter of 2003 and 37% of sales for the first quarter of 2002. Cost of sales attributable to BIR were $395,000 and $309,000 for the quarters ended March 31, 2003 and 2002 respectively.

Selling, general and administrative expenses were $1,013,000 and $1,130,000 for the quarters ended March 31, 2003 and 2002 respectively, or 23% and 26% as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $812,000 and $983,000 for the quarters ended March 31, 2003 and 2002 respectively. Selling, general and administrative expenses for BIR were $201,000 and $147,000 for the three month period ended March 31, 2003 and 2002 respectively.

Interest expense in the first quarter of 2003 decreased by $10,000 from the first quarter of 2002 due to the reduction of outstanding debt.

Interest income was $98,000 and $102,000 for the quarters ended March 31, 2003 and 2002 respectively.

Rental income was $51,000 and $59,000 for the quarters ended March 31, 2003 and 2002 respectively.

Land development costs are comprised principally of non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at March 31, 2003 these deposits have been expensed.

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

RISK FACTORS

GENERAL

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN ONE SHAREHOLDER, WHO IS ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

Donald J. Williamson, our majority shareholder and his wife, Patsy Williamson, own approximately 97% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all of the shareholders.

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

TRUCK ACCESSORIES SEGMENT

OUR PROFITABILITY IS DEPENDENT ON CONTROL OF OUR COSTS, IN THE EVENT WE ARE UNABLE TO CONTROL OUR COSTS, OUR FINANCIAL RESULTS COULD BE ADVERSELY AFFECTED

In order to manufacture our truck accessories we require plastic resin as a raw material. The cost of plastic resin is directly dependent upon fluctuations in natural gas feedstock prices. We do not have any long-term supply contracts and do not use any hedging techniques to manage the costs of plastic resin. In the event raw material prices increase, we may be unable to pass the increased costs on to our customers which could adversely affect our results of operations. In addition, we attempt to control our labor costs. In the event that the cost of labor increases and we are unable to pass such increased labor costs to our customers, our results of operations could be adversely affected.

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

SPORTS AND ENTERTAINMENT SEGMENT

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

CONTROLS AND PROCEDURES

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Agreement between First National Bank of Deerwood and Brainerd International Raceway & Resort, Inc. dated February 14, 2003 (filed herewith)

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Chief Financial Officer

(b)      Reports on Form 8-K

We filed the following reports on Form 8-K during the last quarter of the period covered by this report.

Form 8-K
Filing Date             Description
-----------             -----------

March 7, 2003           Press release dated March 4, 2003
March 28, 2003          Press release dated March 28, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPORTS RESORTS INTERNATIONAL, INC.


Dated: May 13, 2003                     By: /s/ Gregory T. Strzynski
                                            ------------------------------------
                                            Gregory T. Strzynski
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Accounting and
                                            Financial Officer of the Registrant)

I, Craig B. Parr, certify that:

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

                           a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



         Date: May 13, 2003


         /s/ Craig B. Parr
         -----------------
         Craig B. Parr
         Chairman of the Board and
         Chief Executive Officer

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

                           a). all significant deficiencies in the design or operation of internal controls which could adversely affect the registrants ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: May 13, 2003


         /s/ Gregory T. Strzynski
         ------------------------
         Gregory T. Strzynski
         Chief Financial Officer

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS



                                                                    March 31,        December 31,
                                                                      2003               2002
                                                                  (unaudited)         (audited)
                                                                  -----------        -----------
ASSETS

CURRENT ASSETS:
  Cash                                                            $   495,063        $   692,138
  Accounts receivable:
    Trade (net of allowance for doubtful accounts $210,000
    at March 31, 2003 and December 31, 2002)                        1,231,110            929,070
  Note receivable - related party (Note 2)                            151,219            191,731
  Federal income taxes receivable (Note 8)                            160,758            160,758
  Inventories (Note 3)                                              1,314,446          1,523,000
  Other                                                               852,439            951,725
                                                                  -----------        -----------

          Total current assets                                      4,205,035          4,448,422

PROPERTY, PLANT, AND EQUIPMENT - Net                               12,018,663         12,338,308
  (Notes 5 and 6)

OTHER ASSETS:
  Note receivable - related party (Note 2)                          4,551,249          4,590,192
  Other (Note 4)                                                    1,304,124          1,307,012
                                                                  -----------        -----------

          Total other assets                                        5,855,373          5,897,204
                                                                  -----------        -----------

TOTAL ASSETS                                                      $22,079,071        $22,683,934
                                                                  ===========        ===========

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                             March 31,          December 31,
                                                               2003                 2002
                                                           (unaudited)           (audited)
                                                          ------------         ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 6)              $    994,092         $    662,632
  Accounts payable                                           1,769,360            2,598,629
  Accrued expenses (Note 7)                                  1,169,966            1,045,579
                                                          ------------         ------------

          Total current liabilities                          3,933,418            4,306,840

LONG-TERM DEBT (Note 6)                                        504,006              531,123

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,362,953 shares issued
      and outstanding at March 31, 2003
      and December 31, 2002                                    483,629              483,629
  Additional paid-in-capital                                 5,656,605            5,656,605
  Net advances to related parties (Note 2)                  (1,103,915)          (1,107,447)
  Retained earnings                                         12,605,328           12,813,184
                                                          ------------         ------------

             Total shareholders' equity                     17,641,647           17,845,971
                                                          ------------         ------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                  $ 22,079,071         $ 22,683,934
                                                          ============         ============


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ending
                                                           March 31
                                               -------------------------------
                                                   2003                2002
                                               -----------         -----------
SALES                                          $ 4,387,914         $ 4,281,697

COST OF SALES                                    3,600,235           3,011,632
                                               -----------         -----------

GROSS PROFIT                                       787,679           1,270,065

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                        1,013,059           1,130,328

NET GAIN (LOSS) ON DISPOSAL OF ASSETS               28,009              (5,289)
                                               -----------         -----------

(LOSS) INCOME FROM OPERATIONS                     (197,371)            134,448

OTHER (EXPENSE) INCOME:
     Interest expense                              (25,879)            (35,978)
     Interest income                                97,748             102,091
     Rental income                                  51,256              58,975
     Land development costs (Note 5)              (134,270)           (110,000)
     Other                                             660               1,744
                                               -----------         -----------

        Other (expense) income, net                (10,485)             16,832
                                               -----------         -----------

(LOSS) INCOME BEFORE INCOME TAX BENEFIT
   AND CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE                                         (207,856)            151,280

INCOME TAX BENEFIT (Note 8)                             --             698,879
                                               -----------         -----------

(LOSS) INCOME BEFORE ACCOUNTING CHANGE            (207,856)            850,159

CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE FOR GOODWILL (Note 1)                          --          (1,130,911)
                                               -----------         -----------

NET LOSS                                       $  (207,856)        $  (280,752)
                                               ===========         ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three Months Ending
                                                                               March 31
                                                                 -------------------------------------
                                                                       2003                   2002
                                                                 --------------         --------------
BASIC AND DILUTED
   (LOSS) EARNINGS PER SHARE (Note 9)
   (Loss) income before accounting change                        $        (0.00)        $         0.01
   Cumulative effect of change in accounting principle                       --                  (0.02)
                                                                 --------------         --------------

   Net Loss                                                      $        (0.00)        $        (0.01)
                                                                 ==============         ==============

WEIGHTED AVERAGE COMMON SHARES
   Basic                                                             48,362,953             48,362,953
   Effect of dilutive securities:
      Common share equivalents,
      common shares issuable upon exercise of outstanding
      stock options                                                          --                108,583
                                                                 --------------         --------------

   Diluted                                                           48,362,953             48,471,536
                                                                 ==============         ==============

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Three Months Ending
                                                                                         March 31
                                                                             -------------------------------
                                                                                 2003                2002
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $  (207,856)        $  (280,752)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                           501,413             504,449
         Cumulative effect of accounting change (Note 1)                              --           1,130,911
         (Gain) loss on disposal of property and equipment                       (28,009)              5,289
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                                  (302,040)           (238,630)
           Inventories                                                           208,554             (28,134)
           Other                                                                 102,174              38,409
           Accounts payable                                                     (829,269)            186,303
           Accrued expenses                                                      124,387             116,961
           Income taxes receivable/payable                                            --            (698,879)
                                                                             -----------         -----------

Net cash (used in) provided by operating activities                             (430,646)            735,927
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                        (184,889)           (163,792)
    Proceeds from disposal of property and equipment                              31,130              11,876
    Payments received on notes receivable-related party                           79,455              33,202
                                                                             -----------         -----------

Net cash used in investing activities                                            (74,304)           (118,714)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from note payable                                                   500,000                  --
    Principal payments on long-term debt                                         (25,946)                 --
    Principal payments on obligations under capital leases                      (169,711)           (271,736)
    Net repayment from (advances to) related parties                               3,532            (495,483)
                                                                             -----------         -----------

Net cash provided by (used in) financing activities                              307,875            (767,219)
                                                                             -----------         -----------

DECREASE IN CASH                                                                (197,075)           (150,006)

CASH, BEGINNING OF PERIOD                                                        692,138           1,232,183
                                                                             -----------         -----------

CASH, END OF PERIOD                                                          $   495,063         $ 1,082,177
                                                                             ===========         ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           Three Months Ending
                                                                 March 31
                                                   ----------------------------------
                                                        2003                  2002
                                                   -------------        -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest        $      22,079        $      84,444
                                                   =============        =============

   Cash paid during the period for taxes           $          --        $          --
                                                   =============        =============


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

             These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 28, 2003. A summary of critical accounting policies is presented beginning on page 10 of the Company's most recent Form 10-K. There have been no material changes in the accounting policies followed by the Company during fiscal year 2003.

             The financial information included herein is unaudited; however such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position and cash flows for the periods presented.

             The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results expected for the full year.

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

Note 2       RELATED PARTY TRANSACTIONS

             Note Receivable

             During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is being paid in accordance with terms and is secured by a subordinated mortgage and personal guarantee.

             Net Advances to Related Parties

             From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. The total amount outstanding at March 31, 2003 and December 31, 2002 was $1,104,000 and $1,107,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

Note 3       INVENTORIES

             Inventories are summarized as follows:
                                                                    March 31,          December 31,
                                                                       2003                2002
                                                                   (unaudited)           (audited)
                                                                 ---------------    -----------------
             Finished products                                   $       867,298    $         912,406
             Raw materials                                               388,087              559,604
             Other                                                        59,061               50,990
                                                                 ---------------    -----------------

             Total inventories                                   $     1,314,446    $       1,523,000
                                                                 ===============    =================

Note 4       OTHER ASSETS, LONG-TERM

             Other assets, long-term is summarized as follows:
                                                                    March 31,          December 31,
                                                                       2003                2002
                                                                   (unaudited)          (audited)
                                                                 ---------------    -----------------
             Rental property                                     $        75,000    $          75,000
             Land held for development                                 1,137,460            1,137,460
             Land contract receivable                                     87,463               90,351
             Other                                                         4,201                4,201
                                                                 ---------------    -----------------

             Total                                               $     1,304,124    $       1,307,012
                                                                 ===============    =================


Note 5       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:

                                                                              March 31,             December 31,
                                                                                 2003                   2002
                                                                             (unaudited)              (audited)
                                                                         -------------------     ------------------
                  Land and improvements                                  $         3,674,010     $        3,679,121
                  Track                                                            2,579,556              2,573,229
                  Buildings                                                        3,343,853              3,343,853
                  Condominium units                                                  466,000                466,000
                  Leasehold improvements                                             319,899                312,569
                  Bleachers & fencing                                              1,699,541              1,699,541
                  Equipment (including equipment under capital lease)              7,000,776              7,000,776
                  Transportation equipment                                         2,135,004              2,148,839
                  Furniture & fixtures                                               774,344                757,433
                  Tooling                                                          3,680,069              3,495,292
                                                                         -------------------     ------------------

                         Total                                                    25,673,052             25,476,653
                         Less accumulated depreciation                           (13,654,389)           (13,138,345)
                                                                         -------------------     ------------------

                  Net property, plant and equipment                      $        12,018,663     $       12,338,308
                                                                         ===================     ==================

             In January and February of 2003, the Company made non-refundable deposits totaling $95,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at March 31, 2003, these deposits have been expensed and included in land development costs.

Note 6     LONG TERM DEBT

           Long-term obligations consist of the following:

                                                                                      March 31,         December 31,
                                                                                        2003                2002
                                                                                     (unaudited)          (audited)
                                                                                  ------------------   ---------------
         Note payable to a bank, monthly installments of interest at 7.5%
            through October 2003 at which time the unpaid principal
            balance is due; secured by a mortgage on related property             $         500,000    $            --
         Term loan, annual installments of $100,675 plus interest at
            9% through August 2003;  secured by related assets                              100,675            100,675
         Mortgage payable to a bank, interest prime plus 2%, with a floor of 8.0% (effective rate of 8.0% at March 31, 2003 and December 31,
            2002) annual principal payments of $50,000 plus interest due quarterly, through September 2004; secured by
            underlying property                                                             100,000            100,000
         Capital lease obligations through October 2003;
            monthly installments include interest at rates between
            8.0% and 8.5%, collateralized by the related machinery
            and equipment                                                                   237,615            407,326
         Terms loans, payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
            collateralized by the related transportation equipment                          559,808            585,754
                                                                                  -----------------    ---------------
                     Total                                                                1,498,098          1,193,755
         Less current portion                                                              (994,092)          (662,632)
                                                                                  -----------------    ---------------

         Long-term                                                                $         504,006    $       531,123
                                                                                  =================    ===============

Note 7     ACCRUED EXPENSES

           Accrued expenses consist of the following:                           March 31,          December 31,
                                                                                  2003                2002
                                                                               (unaudited)          (audited)
                                                                           ------------------    ---------------
           Accrued settlements                                             $          270,146    $       312,646
           Accrued interest                                                            10,916              7,116
           Advance ticket sales                                                       343,309                 --
           Other                                                                      545,595            725,817
                                                                           ------------------    ---------------


            Total                                                          $        1,169,966    $     1,045,579
                                                                           ==================    ===============

Note 8     INCOME TAXES

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

           On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In addition, the Company realized the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted.

Note 9     (LOSS) EARNINGS PER SHARE

           Basic (loss) earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share assumes the exercise of common stock options when dilutive.

Note 10    STOCK OPTIONS

           The Company has stock-based employee compensation plans, which are described more fully in note 14 in the Company's 2002 Annual Report. The Company accounts for stock-based compensation consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The following illustrates the effect on net income (loss) and earnings (loss) per share if the Company applied the fair value recognition provisions of SFAS 123:

                                                    Three Months Ending
                                                          March 31
                                                        (unaudited)
                                                  ------------------------
                                                     2003           2002
                                                  ---------      ---------
           Net loss as reported                   $(207,856)     $(280,752)
           Deduct: Total stock-based employee
           compensation expense determined
           under fair value based method
           for all awards, net of tax                (9,014)      (201,045)
                                                  ---------      ---------
           Pro forma net loss                     $(216,870)     $(481,797)
                                                  =========      =========
           Basic and diluted loss per share:
               As reported                        $   (0.00)     $   (0.01)
               Pro forma                          $   (0.00)     $   (0.01)

           The estimated fair value as of the date the options were granted during the periods presented, using Black-Scholes option-pricing model was as follows:

                                                    Three Months Ending
                                                          March 31
                                                        (unaudited)
                                                  -----------------------
                                                    2003           2002
                                                  --------       --------
           Risk free interest rate                    4.63%          5.09%
           Expected life                          10 years       10 years
           Expected volatility                         103%           102%
           Dividend yield                                0%             0%
           Weighted average grant date
               fair value                         $   3.48       $   6.04

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

           Financial information segregated by reportable product segment is as follows:

                                         Three Months Ending
                                               March 31
                                             (unaudited)
                                     -------------------------------

                                         2003                2002
                                     -----------         -----------
Sales:
          Truck Accessories          $ 4,272,820         $ 4,252,432
          Raceway                        115,094              29,265
                                     -----------         -----------

          Total                      $ 4,387,914         $ 4,281,697
                                     ===========         ===========

(Loss) income from Operations
          Truck Accessories          $   257,861         $   560,365
          Raceway                       (455,232)           (425,917)
                                     -----------         -----------

          Total                      $  (197,371)        $   134,448
                                     ===========         ===========


                               10-Q EXHIBIT INDEX

EXHIBIT NO.             DESCRIPTION

10.1 Agreement between First National Bank of Deerwood and Brainerd International Raceway & Resort, Inc. dated February 14, 2003

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002