Form 10-Q
period 2003-06-30
SPORTS RESORTS INTERNATIONAL INC
filed 2003-08-12
CIK 771249

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

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

                     Yes    X                   No
                          -----                    -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes                        No   X
                          -----                    -----

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 1, 2003: 48,362,953



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

DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesse County, Michigan. This project is in the development stage. We have received zoning and site plan approval for development of the site by the Mount Morris Township Planning Board. The Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $4,448,000 at December 31, 2002 to $6,039,000 at June 30, 2003. This increase is primarily related to a $728,000 increase in cash and increases of $289,000 and $864,000 in trade accounts receivable and other current assets, respectively, offset by a $253,000 decrease in inventory. Our consolidated current liabilities increased from $4,307,000 at December 31, 2002 to $4,991,000 at June 30, 2003. This increase primarily relates to a $102,000 decrease in accounts payable and increases in current debt maturities and accrued expenses of $103,000 and $682,000, respectively.

Cash increased by $728,000 from the year end 2002 to June 30, 2003 primarily due to cash generated in operating activities, the receipt of $711,000 which was previously advanced to affiliated entities, and the proceeds of $500,000 from borrowing under a bank note payable, offset by capital expenditures of $613,000 and debt repayments of $460,000.

Accounts receivable--trade increased by approximately $289,000 from $929,000 as of December 31, 2002 to $1,218,000 at June 30, 2003, due to increased sales activity associated with the first six months of the current fiscal year.

Note receivable -- related party at June 30, 2003 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is being paid in accordance with terms.

Federal income taxes receivable of $161,000 at June 30, 2003 and December 31, 2002 relate to net operating losses eligible for carryback.

Inventories decreased by approximately $253,000 from $1,523,000 at December 31, 2002 to $1,270,000 at June 30, 2003 due to increased sales activity for the first six months of fiscal 2003.

Other assets -- current increased $864,000 from $952,000 at December 31, 2002 to $1,816,000 at June 30, 2003 primarily due to sanction fees associated with an event to be held at BIR in the third quarter of 2003.

Net property, plant and equipment decreased by approximately $467,000 from $12,338,000 at December 31, 2002 to $11,871,000 at June 30, 2003 due to fixed asset additions of $613,000 offset by depreciation for the period of $1,064,000. Tooling comprised the majority of additions during the period.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $102,000 from $2,599,000 at December 31, 2002 to $2,497,000 at June 30, 2003 due to the payment of amounts owed with the use of cash received from the repayment of amounts owed by affiliated entities, cash generated in operating activities and the proceeds of borrowing under a bank note in the amount of $500,000.

Accrued expenses increased by $682,000 from $1,046,000 at December 31, 2002 to $1,728,000 at June 30, 2003, primarily due to advance ticket sales of $892,000 at BIR, offset by the payment of other accrued amounts.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at June 30, 2003 and December 31, 2002 was $396,000 and $1,107,000 respectively, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

OUTSTANDING LOANS

We entered into a term loan in August 1999 in the amount of $403,000. This loan is secured by a permanent grandstand addition and requires annual principal payments of $100,675, plus 9% interest, through August 2003. We also have a term loan of $100,000, which is secured by property. The loan requires quarterly interest payments at 2% above the prime rate, subject to a minimum rate of 8% and a single principal payment of $50,000 per year through 2004.

In 1995, we leased $2,689,000 of equipment under a lease agreement that includes an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represent principal payments, with interest at rates between 8.0% and 8.5%. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner. In May of 2003, these capital leases were paid in full.

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

RESULTS OF OPERATIONS

Our revenues were $5,705,000 in the three months ended June 30, 2003 compared to $4,625,000 in the same period of 2002. Revenues attributable to RL were $4,995,000 and $4,147,000 for the quarters ended June 30, 2003 and 2002, respectively. The $848,000 increase in RL's revenue was primarily attributable to the addition of new distributors. BIR's revenues were $710,000 and $478,000 for the quarters ended June 30, 2003 and 2002 respectively. The $232,000 increase in BIR's revenues is primarily due to the inclusion of Raceway 66's operations, a combined convenience store and gas station, which we acquired in September of 2002.

Revenues were $10,093,000 and $8,907,000 for the six month periods ending June 30, 2003 and 2002, respectively for the same reasons as above. Revenues for RL were $9,268,000 and $8,399,000 for the six month periods ending June 30, 2003 and 2002, respectively, and BIR's revenues were $825,000 and $508,000 for the same periods.

Cost of sales were $4,784,000 and $3,437,000 for the quarters ended June 30, 2003 and 2002 respectively or 84% and 74% as a percentage of revenue. Cost of sales attributable to RL were $3,773,000 and $2,650,000 for the quarters ended June 30, 2003 and 2002 respectively or 76% and 64% as a percentage of revenue. The increase in RL cost of sales is primarily attributed to less favorable material costs partially offset by efficiencies experienced with higher production volumes. Gross profit for RL was 24% of sales for the second quarter of 2003 and 36% of sales for the second quarter of 2002. Cost of sales attributable to BIR were $1,011,000 and $787,000 for the quarters ended June 30, 2003 and 2002 respectively. The increase in BIR's cost of sales is primarily attributable to the inclusion of Raceway 66's operations as described above.

Cost of sales for the six month periods ended June 30, 2003 and 2002 were $8,384,000 and $6,448,000 respectively for the same reasons described above. Cost of sales attributable to RL were $6,978,000 and $5,353,000 for the six month periods ended June 30, 2003 and 2002, respectively or 75% and 64% as a percentage of revenues. Cost of sales attributable to BIR for the six month periods ended June 30, 2003 and 2002 were $1,406,000 and $1,095,000, respectively.

Selling, general and administrative expenses were $1,184,000 and $1,270,000 for the quarters ended June 30, 2003 and 2002 respectively, or 21% and 27% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $927,000 and $1,059,000 for the quarters ended June 30, 2003 and 2002 respectively. RL's selling, general and administrative expenses were relatively fixed overall and decreased in total due to a reduction in amounts attributable to certain non-recurring selling expenses, property taxes and professional fees, partially offset by activities associated with higher sales levels. Selling, general and administrative expenses for BIR were $257,000 and $211,000 for the three month period ended June 30, 2003 and 2002 respectively. The increase in selling, general and administrative expenses for BIR is primarily due to the inclusion of the operations of the combined convenience store and gas station as described above.

Selling, general and administrative expenses were $2,197,000 and $2,401,000 for the six month periods ended June 30, 2003 and 2002, respectively or 22% and 27% as a percentage of revenues for the same reasons as described above. Selling, general and administrative expenses attributed to RL were $1,739,000 and $2,043,000 for the six month periods ended June 30, 2003 and 2002, respectively. Selling, general and administrative expenses for BIR were $458,000 and $358,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Interest expense in the second quarter of 2003 decreased by $4,000 from the second quarter of 2002 due to the reduction of outstanding debt. Interest expense in the six month period ending June 30, 2003 decreased by $14,000 for the same period in 2002 for the same reason.

Interest income was $97,000 and $101,000 for the quarters ended June 30, 2003 and 2002 respectively, and $195,000 and $203,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Rental income was $67,000 and $69,000 for the quarters ended June 30, 2003 and 2002 respectively and $118,000 and $128,000 for the six month periods ended June 30, 2003 and 2002, respectively.

Land development costs are comprised principally of non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at June 30, 2003 these deposits have been expensed.

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

SPORTS AND ENTERTAINMENT SEGMENT

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operation needs to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have a good relationship with the NHRA, and the current term of our sanctioning agreement has been extended to December 31, 2005, it is likely that the loss of the national race with the NHRA would adversely affect the results of our operations.

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies various derivative implementation issues, and is generally effective for new contracts entered into or modified after June 30, 2003. We currently do not enter into derivative transactions, and believe the adoption of this Statement will have no impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity, and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. We are currently evaluating the impact, if any, of the adoption of SFAS 150 on our financial statements.

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

SEGMENT REPORTING

For a discussion of our business segments, see Note 12 to the condensed financial statements included in Appendix A.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See the discussion under "Market Risk Disclosure" in Item 2 above.



                                     PART II
                                OTHER INFORMATION


ITEM 1.           LEGAL PROCEEDINGS.

On June 16, 2003 a complaint was filed against the Company and Donald Williamson et al. by UBUY Holdings, Inc. and Steven Bazsuly in the United States District Court for the Southern District of Florida (Case No. 03-61165). The claim involves the termination of a non-binding letter of intent entered into in the first quarter of 2000, pursuant to which the Company was to invest in UBUY Holdings, Inc. The complaint seeks monetary damages in excess of $75,000. The Company intends to defend the lawsuit vigorously and does not expect that the ultimate resolution of the litigation will have a material adverse effect on its financial condition.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1 Certification of Craig B. Parr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Gregory T. Strzynski pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of Craig B. Parr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Gregory T. Strzynski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SPORTS RESORTS INTERNATIONAL, INC.



Dated: August 12, 2003             By: /s/ Gregory T. Strzynski
                                      -----------------------------------------
                                      Gregory T. Strzynski
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Accounting and Financial Officer of the
                                      Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS



                                                                   June 30,            December 31,
                                                                     2003                  2002
                                                                 (unaudited)            (audited)
                                                                 ------------           ---------

ASSETS

CURRENT ASSETS:
  Cash                                                           $  1,419,647          $    692,138
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and cash
    discounts of $245,000 at June 30, 2003 and $210,000 at
    December 31, 2002)                                              1,218,462               929,070
  Note receivable -- related party (Note 2)                           154,264               191,731
  Federal income taxes receivable (Note 9)                            160,758               160,758
  Inventories (Note 3)                                              1,270,089             1,523,000
  Other (Note 4)                                                    1,816,213               951,725
                                                                 ------------          ------------

          Total current assets                                      6,039,433             4,448,422

PROPERTY, PLANT, AND EQUIPMENT -- Net                              11,871,292            12,338,308
  (Notes 5 and 7)

OTHER ASSETS:
  Note receivable -- related party (Note 2)                         4,511,522             4,590,192
  Other (Note 6)                                                    1,302,165             1,307,012
                                                                 ------------          ------------

          Total other assets                                        5,813,687             5,897,204
                                                                 ------------          ------------

TOTAL ASSETS                                                     $ 23,724,412          $ 22,683,934
                                                                 ============          ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                June 30,         December 31,
                                                                  2003               2002
                                                              (unaudited)          (audited)
                                                              ------------       ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)                  $    765,394       $    662,632
  Accounts payable                                               2,497,193          2,598,629
  Accrued expenses (Note 8)                                      1,727,958          1,045,579
                                                              ------------       ------------

          Total current liabilities                              4,990,545          4,306,840

LONG-TERM DEBT (Note 7)                                            503,733            531,123

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,362,953 shares issued
      and outstanding at June 30, 2003
      and December 31, 2002                                        483,629            483,629
  Additional paid-in-capital                                     5,656,605          5,656,605
  Net advances to related parties (Note 2)                        (396,409)        (1,107,447)
  Retained earnings                                             12,486,309         12,813,184
                                                              ------------       ------------

             Total shareholders' equity                         18,230,134         17,845,971
                                                              ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                      $ 23,724,412       $ 22,683,934
                                                              ============       ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         Six Months Ending               Three Months Ending
                                                              June 30                          June 30
                                                     ---------------------------       -------------------------
                                                         2003            2002              2003           2002
                                                     -----------      ----------       ----------     ----------

SALES                                                $10,093,081      $8,907,180       $5,705,167     $4,625,483

COST OF SALES                                          8,384,181       6,448,376        4,783,946      3,436,744
                                                     -----------      ----------       ----------     ----------

GROSS PROFIT                                           1,708,900       2,458,804          921,221      1,188,739

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                              2,196,804       2,400,540        1,183,745      1,270,212

NET GAIN (LOSS) ON DISPOSAL
  OF ASSETS                                               97,981          (4,450)          69,972            839
                                                     -----------      ----------       ----------     ----------

(LOSS) INCOME FROM
  OPERATIONS                                            (389,923)         53,814         (192,552)       (80,634)

OTHER INCOME (EXPENSE):
  Interest expense                                       (53,053)        (67,345)         (27,174)       (31,367)
  Interest income                                        194,663         202,990           96,915        100,899
  Rental income                                          117,940         127,784           66,684         68,809
  Land development costs (Note 5)                       (199,592)       (120,000)         (65,322)       (10,000)
  Other                                                    3,090           2,115            2,430            371
                                                     -----------      ----------       ----------     ----------
    Other income, net                                     63,048         145,544           73,533        128,712

(LOSS) INCOME BEFORE INCOME
  TAX BENEFIT AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE                           (326,875)        199,358         (119,019)        48,078

INCOME TAX BENEFIT ( Note 9)                                  --         698,879               --             --
                                                     -----------      ----------       ----------     ----------

(LOSS) INCOME BEFORE
  ACCOUNTING CHANGE                                     (326,875)        898,237         (119,019)        48,078

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE FOR
  GOODWILL (Note 1)                                           --      (1,130,911)              --             --
                                                     -----------      ----------       ----------     ----------

NET (LOSS) INCOME                                    $  (326,875)     $ (232,674)      $ (119,019)    $   48,078
                                                     ===========      ==========       ==========     ==========



                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                            Six Months Ending          Three Months Ending
                                                June 30                     June 30
                                        -------------------------   -------------------------
                                            2003            2002         2003          2002
                                        -----------   -----------   -----------   -----------

BASIC AND DILUTED
   (LOSS) EARNINGS PER SHARE
   (Note 10)
   (Loss) income before accounting
     change                             $     (0.01)  $      0.01   $     (0.00)  $      0.00
   Cumulative effect of change in
     accounting principle                        --         (0.02)           --            --
                                        -----------   -----------   -----------   -----------

   Net (Loss) Income                    $     (0.01)  $     (0.01)  $     (0.00)  $      0.00
                                        ===========   ===========   ===========   ===========

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                                 48,362,953    48,362,953    48,362,953    48,362,953
   Effect of dilutive securities:
      Common share equivalents,
        common shares issuable upon
        exercise of outstanding
        stock options                            --        90,003            --        73,281
                                        -----------   -----------   -----------   -----------

   Diluted                               48,362,953    48,452,956    48,362,953    48,436,234
                                        ===========   ===========   ===========   ===========




                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ending
                                                                                      June 30
                                                                          ----------------------------
                                                                               2003             2002
                                                                          -----------      -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (326,875)     $  (232,674)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                      1,064,243        1,006,195
         Cumulative effect of accounting change (Note 1)                           --        1,130,911
         (Gain) loss on disposal of property and equipment                    (97,981)           4,450
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                               (289,392)        (140,781)
           Inventories                                                        252,911         (281,218)
           Other                                                             (859,641)        (510,839)
           Accounts payable                                                  (134,730)         896,112
           Accrued expenses                                                   715,673          496,955
           Income taxes receivable/payable                                         --         (698,879)
                                                                          -----------      -----------

Net cash provided by operating activities                                     324,208        1,670,232
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                     (612,837)        (492,849)
    Proceeds from disposal of property and equipment                          113,591           23,376
    Payments received on notes receivable-related party                       116,137           67,073
                                                                          -----------      -----------

Net cash used in investing activities                                        (383,109)        (402,400)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                  535,621               --
    Principal payments on long-term debt                                      (52,923)              --
    Principal payments on obligations under capital leases                   (407,326)        (548,926)
    Net repayment from (advances to) related parties                          711,038       (1,230,277)
                                                                          -----------      -----------

Net cash provided by (used in) financing activities                           786,410       (1,779,203)
                                                                          -----------      -----------

INCREASE (DECREASE) IN CASH                                                   727,509         (511,371)

CASH, BEGINNING OF PERIOD                                                     692,138        1,232,183
                                                                          -----------      -----------

CASH, END OF PERIOD                                                       $ 1,419,647      $   720,812
                                                                          ===========      ===========



                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Six Months Ending
                                                              June 30
                                                      ----------------------
                                                         2003         2002
                                                      --------     ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest           $ 47,031     $ 110,874
                                                      ========     =========

   Cash paid during the period for taxes              $     --     $      --
                                                      ========     =========





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

             In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies various derivative implementation issues, and is generally effective for new contracts entered into or modified after June 30, 2003. The Company does not enter into derivative transactions, and believes the adoption of this Statement will have no impact on its financial statements.

             In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity, and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. The Company is currently evaluating the impact, if any, of the adoption of SFAS 150 on its financial statements.

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

             Net Advances to Related Parties

             From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at June 30, 2003 and December 31, 2002 was $396,000 and $1,107,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

Note 3       INVENTORIES

             Inventories are summarized as follows:                    June 30,       December 31,
                                                                         2003            2002
                                                                      (unaudited)      (audited)
                                                                     ------------     ------------

             Finished products                                       $    783,859     $    912,406
             Raw materials                                                417,532          559,604
             Other                                                         68,698           50,990
                                                                     ------------     ------------

             Total                                                   $  1,270,089     $  1,523,000
                                                                     ============     ============


Note 4       OTHER ASSETS, CURRENT

             Other assets, current is summarized as follows:

                                                                       June 30,        December 31,
                                                                         2003              2002
                                                                      (unaudited)       (audited)
                                                                     ------------     ------------

             Prepaid sanction fees                                   $  1,302,466     $    250,000
             Other                                                        513,747          701,725
                                                                     ------------     ------------

             Total                                                   $  1,816,213     $    951,725
                                                                     ============     ============

Note 5       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:

                                                                       June 30,       December 31,
                                                                         2003             2002
                                                                     (unaudited)        (audited)
                                                                    ------------     ------------

             Land and improvements                                  $  3,730,327     $  3,679,121
             Track                                                     2,687,758        2,573,229
             Buildings                                                 3,350,951        3,343,853
             Condominium units                                           466,000          466,000
             Leasehold improvements                                      319,899          312,569
             Bleachers & fencing                                       1,699,541        1,699,541
             Equipment (including equipment under capital lease)       7,003,816        7,000,776
             Transportation equipment                                  2,081,878        2,148,839
             Furniture & fixtures                                        809,641          757,433
             Tooling                                                   3,810,317        3,495,292
                                                                    ------------     ------------

                    Total                                             25,960,128       25,476,653
                    Less accumulated depreciation                    (14,088,836)     (13,138,345)
                                                                    ------------     ------------

             Net property, plant and equipment                      $ 11,871,292     $ 12,338,308
                                                                    ============     ============

             During the first six months of 2003, the Company made non-refundable deposits totaling $105,000 and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at June 30, 2003, these deposits have been expensed and included in land development costs.


Note 6       OTHER ASSETS, LONG-TERM

             Other assets, long-term is summarized as follows:

                                                                     June 30,         December 31,
                                                                       2003               2002
                                                                    (unaudited)        (audited)
                                                                    ------------     ------------

             Rental property                                        $     75,000     $     75,000
             Land held for development                                 1,137,460        1,137,460
             Land contract receivable                                     85,506           90,351
             Other                                                         4,199            4,201
                                                                    ------------     ------------

             Total                                                  $  1,302,165     $  1,307,012
                                                                    ============     ============

Note 7     LONG TERM DEBT

             Long-term obligations consist of the following:

                                                                                    June 30,         December 31,
                                                                                      2003               2002
                                                                                  (unaudited)         (audited)
                                                                                  -----------        ------------
         Note payable to a bank, monthly installments of interest at 7.5%
            through October 2003 at which time the unpaid principal
            balance is due; secured by a mortgage on related property             $   500,000        $        --
         Term loan, annual installments of $100,675 plus interest at
            9% through August 2003; secured by related assets                         100,675            100,675
         Mortgage payable to a bank, interest prime plus 2%, with a floor of 8.0% (effective rate of 8.0% at June 30, 2003 and December 31,
            2002) annual principal payments of $50,000 plus interest due quarterly, through September 2004; secured by
            underlying property                                                       100,000            100,000
         Capital lease obligations through October 2003;
            monthly installments include interest at rates between
            8.0% and 8.5%, collateralized by the related machinery
            and equipment (Paid in full in May 2003)                                       --            407,326
         Term loans payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
            collateralized by the related transportation equipment                    568,452            585,754
                                                                                  -----------        ------------
                     Total                                                          1,269,127          1,193,755
         Less current portion                                                        (765,394)          (662,632)
                                                                                  -----------        ------------

         Long-term                                                                $   503,733        $    531,123
                                                                                  ===========        ============

Note 8     ACCRUED EXPENSES

           Accrued expenses consist of the following:

                                                                                     June 30,         December 31,
                                                                                      2003               2002
                                                                                   (unaudited)         (audited)
                                                                                  -----------        -----------

           Accrued settlements                                                    $   247,646        $   312,646
           Accrued interest                                                            13,138              7,116
           Advance ticket sales                                                       891,791                 --
           Other                                                                      575,383            725,817
                                                                                  -----------        -----------


            Total                                                                 $ 1,727,958        $ 1,045,579
                                                                                  ===========        ===========

Note 9     INCOME TAXES

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



Note 10   (LOSS) EARNINGS PER SHARE

           Basic (loss) earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share assumes the exercise of common stock options when dilutive.

Note 11    STOCK OPTIONS

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

                                                              Six Months Ending              Three Months Ending
                                                                   June 30                         June 30
                                                                 (unaudited)                     (unaudited)
                                                           --------------------------     -------------------------
                                                               2003            2002           2003           2002
                                                           ----------      ----------     ----------      ---------

           Net (loss) income as reported                   $ (326,875)     $ (232,674)    $ (119,019)     $  48,078
           Deduct:  Total stock-based employee
           compensation expense determined
           under fair value based method for all
           awards, net of tax                                  (9,014)       (254,653)            --        (53,608)
                                                           ----------      ----------     ----------      ---------

           Pro forma net (loss) income                     $ (335,889)     $ (487,327)    $ (119,019)     $  (5,530)
                                                           ==========      ==========     ==========      =========

           Basic and diluted (loss) earnings per share:
              As reported                                  $    (0.01)     $    (0.01)    $    (0.00)     $    0.00
              Pro forma                                    $    (0.01)     $    (0.01)    $    (0.00)     $   (0.00)

           The estimated fair value as of the date the options were granted during the periods presented, using the Black-Scholes option-pricing model was as follows:


                                                               Six Months Ending             Three Months Ending
                                                                    June 30                        June 30
                                                                  (unaudited)                    (unaudited)
                                                           --------------------------     -------------------------
                                                              2003            2002           2003           2002
                                                           ----------      ----------     ----------      ---------

           Risk free interest rate                             4.63%            5.09%          4.63%          5.09%
           Expected life                                    10 years         10 years       10 years       10 years
           Expected volatility                                  103%             102%           103%           102%
           Dividend yield                                         0%               0%             0%             0%
           Weighted average grant date fair value          $    3.48        $    6.04     $     3.48      $    6.04

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



           Financial information segregated by reportable product segment is as follows:


                                                 Six Months Ending                 Three Months Ending
                                                     June 30                            June 30
                                                    (unaudited)                       (unaudited)
                                            ----------------------------       -------------------------

                                               2003               2002            2003           2002
                                            -----------       ----------       ----------     ----------
            Sales:
              Truck Accessories             $ 9,267,615       $8,399,360       $4,994,795     $4,146,928
              Raceway                           825,466          507,820          710,372        478,555
                                            -----------       ----------       ----------     ----------

              Total                         $10,093,081       $8,907,180       $5,705,167     $4,625,483
                                            ===========       ==========       ==========     ==========

            (Loss) Income from Operations
              Truck Accessories             $   571,922       $  999,052       $  314,061     $  438,687
              Raceway                          (961,845)        (945,238)        (506,613)      (519,321)
                                            -----------       ----------       ----------     ----------

              Total                         $  (389,923)      $   53,814       $ (192,552)    $  (80,634)
                                            ===========       ==========       ==========     ==========

                               10-Q EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION

EX-31.1 Certification of Craig B. Parr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-31.2 Certification of Gregory T. Strzynski pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

EX-32.1 Certification of Craig B. Parr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-32.2 Certification of Gregory T. Strzynski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002