Form 10-Q
period 2003-09-30
SPORTS RESORTS INTERNATIONAL INC
filed 2003-11-12
CIK 771249

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
   [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

                                     Yes                    No     X
                                         -------                -------

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of November 1, 2003: 48,362,953

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

BRAINERD INTERNATIONAL RACEWAY & RESORT, INC. BIR operates a motor sports facility located approximately nine miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the racetrack. BIR schedules racing and other events held at the racetrack during weekends in May through October of each year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $4,448,000 at December 31, 2002 to $4,871,000 at September 30, 2003. This increase is primarily related to increases in Federal income taxes receivable of $639,000 and increases in cash and trade accounts receivable of $334,000 and $289,000, respectively, offset by decreases in inventory and other current assets of $169,000 and $637,000, respectively. Our consolidated current liabilities decreased from $4,307,000 at December 31, 2002 to $3,095,000 at September 30, 2003. This decrease primarily relates to decreases in accounts payable and accrued expenses of $867,000 and $349,000, respectively.

Cash increased by $334,000 from the year end 2002 to September 30, 2003 primarily due to cash generated in operating activities, the receipt of $711,000 which was previously advanced to affiliated entities, and the proceeds of $500,000 from borrowing under a bank note payable, offset by capital expenditures of $1,246,000.

Accounts receivable--trade increased by approximately $289,000 from $929,000 as of December 31, 2002 to $1,218,000 at September 30, 2003, due to increased sales activity associated with the first nine months of the current fiscal year.

Note receivable - related party at September 30, 2003 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is being paid in accordance with terms.

Federal income taxes receivable of $800,000 and $161,000 at September 30, 2003 and December 31, 2002 respectively, relate to net operating losses eligible for carryback. We recorded a tax benefit of approximately $638,000 in the third quarter of 2003 and for the nine months ending September 30, 2003. In connection with the completion of our 2002 consolidated Federal income tax return, we elected to employ certain tax strategies resulting in the acceleration of deductions for Federal income tax reporting purposes and increasing the carryback of net operating losses.

Inventories decreased by approximately $169,000 from $1,523,000 at December 31, 2002 to $1,354,000 at September 30, 2003 due to increased sales activity for the first nine months of fiscal 2003.

Other assets - current decreased $637,000 from $952,000 at December 31, 2002 to $315,000 at September 30, 2003 primarily due to the expense of prepaid sanction fees associated with an event held at BIR in the third quarter of 2003 and the use of a security deposit towards the payoff of outstanding capital lease obligations.

Net property, plant and equipment decreased by approximately $285,000 from $12,338,000 at December 31, 2002 to $12,053,000 at September 30, 2003 due to
fixed asset additions of $1,246,000 offset by depreciation for the period of $1,516,000. Tooling and machinery and equipment comprised the majority of additions during the period.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $867,000 from $2,599,000 at December 31, 2002 to $1,732,000 at September 30, 2003 due to the payment of amounts owed with the use of cash received from the repayment of amounts owed by affiliated entities, cash generated in operating activities and the proceeds of borrowing under a bank note in the amount of $500,000.

Accrued expenses decreased by $349,000 from $1,046, 000 at December 31, 2002 to $697,000 at September 30, 2003, primarily due to the payment of amounts provided for with available cash.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at September 30, 2003 and December 31, 2002 was $396,000 and $1,107,000 respectively, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

OUTSTANDING LOANS

We entered into a term loan in August 1999 in the amount of $403,000. This loan was secured by a permanent grandstand addition and required annual principal payments of $100,675, plus 9% interest, through August 2003 at which time this loan was paid in full. We have a term loan, which is secured by property that requires quarterly interest payments at 2% above the prime rate, subject to a minimum rate of 8% and a single principal payment of $50,000 in 2004.

In 1995, we leased $2,689,000 of equipment under a lease agreement that included an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represented principal payments, with interest at rates between 8.0% and 8.5%. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner. In May of 2003, these capital leases were paid in full.

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates approximating 8.0% through November 2007.

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2 1/2% above prime through October 2008.

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

RESULTS OF OPERATIONS

Our revenues were $7,921,000 in the three months ended September 30, 2003 compared to $6,693,000 in the same period of 2002. Revenues attributable to RL were $4,836,000 and $4,037,000 for the quarters ended September 30, 2003 and 2002, respectively. The $799,000 increase in RL's revenue was primarily attributable to the addition of new distributors. BIR's revenues were $3,085,000 and $2,656,000 for the quarters ended September 30, 2003 and 2002, respectively. The $429,000 increase in BIR's revenues is primarily due to the inclusion of Raceway 66's operations, a combined convenience store and gas station, which we acquired in September of 2002, and an increase in ticket sales, sponsorship and camping revenues.

Revenues were $18,014,000 and $15,600,000 for the nine month periods ending September 30, 2003 and 2002, respectively for the same reasons as above. Revenues for RL were $14,104,000 and $12,436,000 for the nine month periods ending September 30, 2003 and 2002, respectively, and BIR's revenues were $3,910,000 and $3,164,000 for the same periods.

Cost of sales were $6,611,000 and $5,581,000 for the quarters ended September 30, 2003 and 2002 respectively or 83% as a percentage of revenue for both periods. Cost of sales attributable to RL were $3,629,000 and $2,917,000 for the quarters ended September 30, 2003 and 2002 respectively or 75% and 72% as a percentage of revenue. The increase in RL cost of sales is primarily attributed to less favorable material costs, partially offset by efficiencies experienced with higher production volumes. Gross profit for RL was 25% of sales for the third quarter of 2003 and 28% of sales for the third quarter of 2002. Cost of sales attributable to BIR were $2,982,000 and $2,664,000 for the quarters ended September 30, 2003 and 2002, respectively. The increase in BIR's cost of sales is primarily attributable to the inclusion of Raceway 66's operations as described above.

Cost of sales for the nine month periods ended September 30, 2003 and 2002 were $14,995,000 and $12,029,000, respectively, for the same reasons described above. Cost of sales attributable to RL were $10,608,000 and $8,270,000 for the nine month periods ended September 30, 2003 and 2002, respectively or 75% and 67% as a percentage of revenues. Cost of sales attributable to BIR for the nine month periods ended September 30, 2003 and 2002 were $4,387,000 and $3,759,000, respectively.

Selling, general and administrative expenses were $1,090,000 and $1,152,000 for the quarters ended September 30, 2003 and 2002, respectively, or 14% and 17% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $819,000 and $869,000 for the quarters ended September 30, 2003 and 2002, respectively. RL's selling, general and administrative expenses were relatively fixed overall and decreased in total due to activities associated with higher sales levels offset by a reduction in amounts attributable to certain non-recurring selling expenses, property taxes and professional fees. Selling, general and administrative expenses for BIR were $271,000 and $283,000 for the three month period ended September 30, 2003 and 2002 respectively.

Selling, general and administrative expenses were $3,286,000 and $3,553,000 for the nine month periods ended September 30, 2003 and 2002, respectively or 18% and 23% as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $2,557,000 and $2,912,000 for the nine month periods ended September 30, 2003 and 2002, respectively. RL's selling, general and administrative expenses decreased in total for the same reasons as described above. Selling, general and administrative expenses for BIR were $729,000 and $641,000 for the nine month periods ended September 30, 2003 and 2002, respectively. The increase in selling, general and administrative expenses for BIR is primarily due to the inclusion of the operations of the combined convenience store and gas station as described above.

Interest expense was $25,000 and $24,000 for the quarters ended September 30, 2003 and 2002, respectively, and $78,000 and $91,000 for the nine month periods ending September 30, 2003 and 2002, respectively.

Interest income was $97,000 and $106,000 for the quarters ended September 30, 2003 and 2002, respectively, and $292,000 and $309,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Rental income was $97,000 and $64,000 for the quarters ended September 30, 2003 and 2002, respectively, and $215,000 and $192,000 for the nine month periods ended September 30, 2003 and 2002, respectively.

Land development costs are comprised principally of non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at September 30, 2003 these deposits have been expensed.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

In September 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. We adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. We engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of our businesses for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to our truck accessories business and $62,000 was associated with our racetrack operations. In addition, the adoption eliminated annual amortization expense of approximately $387,000 or $.01 per share.

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

NEW ACCOUNTING STANDARDS

In September 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". We adopted this standard effective January 1, 2002. See "Cumulative Effect of Accounting Change for Goodwill" above for a discussion of the effect of adopting SFAS 142.

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

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon our financial condition or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies various derivative implementation issues and is generally effective for new contracts entered into or modified after September 30, 2003. We currently do not enter into derivative transactions, and believe the adoption of this Statement will have no impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. The adoption of SFAS 150 did not have an impact on our financial statements.

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

None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1 Certification of Craig B. Parr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of Gregory T. Strzynski pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of Craig B.Parr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         32.2 Certification of Gregory T. Strzynski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SPORTS RESORTS INTERNATIONAL, INC.



Dated: November 11, 2003          By: /s/ Gregory T. Strzynski
                                      ------------------------------------------
                                      Gregory T. Strzynski
                                      Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Accounting and Financial Officer of the
                                      Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                  September 30,    December 31,
                                                                      2003             2002
                                                                  (unaudited)       (audited)
                                                                  -----------      -----------
ASSETS

CURRENT ASSETS:
  Cash                                                            $ 1,026,490      $   692,138
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and
    cash discounts of $223,000 at September 30, 2003
    and $210,000 at December 31, 2002)                              1,217,696          929,070
  Note receivable -- related party (Note 2)                           157,370          191,731
  Federal income taxes receivable (Note 9)                            800,000          160,758
  Inventories (Note 3)                                              1,353,859        1,523,000
  Other (Note 4)                                                      315,438          951,725
                                                                  -----------      -----------

          Total current assets                                      4,870,853        4,448,422

PROPERTY, PLANT, AND EQUIPMENT -- Net                              12,053,250       12,338,308
  (Notes 5 and 7)

OTHER ASSETS:
  Note receivable -- related party (Note 2)                         4,470,996        4,590,192
  Other (Note 6)                                                    1,298,172        1,307,012
                                                                  -----------      -----------

          Total other assets                                        5,769,168        5,897,204
                                                                  -----------      -----------

TOTAL ASSETS                                                      $22,693,271      $22,683,934
                                                                  ===========      ===========


                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                        September 30,      December 31,
                                                            2003               2002
                                                        (unaudited)         (audited)
                                                        ------------       ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)            $    666,538       $    662,632
  Accounts payable                                         1,732,268          2,598,629
  Accrued expenses (Note 8)                                  696,537          1,045,579
                                                        ------------       ------------

          Total current liabilities                        3,095,343          4,306,840

LONG-TERM DEBT (Note 7)                                      423,910            531,123

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,362,953 shares issued
      and outstanding at September 30, 2003
      and December 31, 2002                                  483,629            483,629
  Additional paid-in-capital                               5,656,605          5,656,605
  Net advances to related parties (Note 2)                  (396,292)        (1,107,447)
  Retained earnings                                       13,430,076         12,813,184
                                                        ------------       ------------

             Total shareholders' equity                   19,174,018         17,845,971
                                                        ------------       ------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                $ 22,693,271       $ 22,683,934
                                                        ============       ============


                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Nine Months Ending             Three Months Ending
                                            September 30                    September 30
                                    ----------------------------   ----------------------------
                                        2003            2002            2003           2002
                                    ------------    ------------   -------------    ------------
SALES                               $ 18,014,417    $ 15,600,329    $  7,921,336    $  6,693,149

COST OF SALES                         14,995,131      12,028,967       6,610,950       5,580,591
                                    ------------    ------------    ------------    ------------

GROSS PROFIT                           3,019,286       3,571,362       1,310,386       1,112,558

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              3,286,457       3,552,854       1,089,653       1,152,314

NET GAIN ON DISPOSAL
  OF ASSETS                              104,296          41,550           6,315          46,000
                                    ------------    ------------    ------------    ------------

(LOSS) INCOME FROM
  OPERATIONS                            (162,875)         60,058         227,048           6,244

OTHER INCOME (EXPENSE):
  Interest expense                       (77,940)        (91,088)        (24,887)        (23,743)
  Interest income                        291,655         308,691          96,992         105,701
  Rental income                          214,774         192,199          96,834          64,415
  Land development costs (Note 5)       (290,512)       (250,500)        (90,920)       (130,500)
  Other                                    3,567           4,880             477           2,765
                                    ------------    ------------    ------------    ------------
    Other income, net                    141,544         164,182          78,496          18,638

(LOSS) INCOME BEFORE INCOME
  TAX BENEFIT AND CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE            (21,331)        224,240         305,544          24,882

INCOME TAX BENEFIT (Note 9)              638,223         698,879         638,223              --
                                    ------------    ------------    ------------    ------------

INCOME BEFORE
  ACCOUNTING CHANGE                      616,892         923,119         943,767          24,882

CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE FOR
  GOODWILL (Note 1)                           --      (1,130,911)             --              --
                                    ------------    ------------    ------------    ------------

NET INCOME (LOSS)                   $    616,892    $   (207,792)   $    943,767    $     24,882
                                    ============    ============    ============    ============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                Nine Months Ending                        Three Months Ending
                                                   September 30                              September 30
                                           --------------------------------         ----------------------------
                                              2003               2002                  2003              2002
                                           ----------        --------------         ----------        ----------
BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE
   (Note 10)
   Income  before accounting
     change                                $     0.01        $         0.02         $     0.02        $     0.00
   Cumulative effect of change in
     accounting principle                          --                 (0.02)                --                --
                                           ----------        --------------         ----------        ----------

   Net Income (Loss)                       $     0.01        $        (0.00)        $     0.02        $     0.00
                                           ==========        ==============         ==========        ==========

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                                   48,362,953            48,362,953         48,362,953        48,362,953
   Effect of dilutive securities:
      Common share equivalents,
        common shares issuable upon
        exercise of outstanding
        stock options                          88,479                80,230             70,395            54,244
                                           ----------        --------------         ----------        ----------

   Diluted                                 48,451,432            48,443,183         48,433,348        48,417,197
                                           ==========        ==============         ==========        ==========



                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ending
                                                                                      September 30
                                                                             -------------------------------
                                                                                 2003               2002
                                                                             -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                        $   616,892         $  (207,792)
    Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
         Depreciation and amortization                                         1,515,557           1,525,057
         Cumulative effect of accounting change (Note 1)                              --           1,130,911
         Gain on disposal of property and equipment                             (104,296)            (41,550)
         Changes in assets and liabilities that (used) provided cash:
           Accounts receivable                                                  (288,626)           (154,102)
           Inventories                                                           169,141            (226,120)
           Other                                                                 645,127             173,580
           Accounts payable                                                     (866,361)            637,657
           Accrued expenses                                                     (349,042)           (235,103)
           Income taxes receivable/payable                                      (639,242)          1,095,579
                                                                             -----------         -----------

Net cash provided by operating activities                                        699,150           3,698,117
                                                                             -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (1,246,161)         (2,952,426)
    Proceeds from disposal of property and equipment                             119,958              69,376
    Payments received on notes receivable-related party                          153,557             101,626
                                                                             -----------         -----------

Net cash used in investing activities                                           (972,646)         (2,781,424)
                                                                             -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                     535,621                  --
    Principal payments on long-term debt                                        (231,602)           (150,675)
    Principal payments on obligations under capital leases                      (407,326)           (831,680)
    Net repayment from related parties                                           711,155             396,502
                                                                             -----------         -----------

Net cash provided by (used in) financing activities                              607,848            (585,853)
                                                                             -----------         -----------

INCREASE IN CASH                                                                 334,352             330,840

CASH, BEGINNING OF PERIOD                                                        692,138           1,232,183
                                                                             -----------         -----------

CASH, END OF PERIOD                                                          $ 1,026,490         $ 1,563,023
                                                                             ===========         ===========


                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine Months Ending
                                                              September 30
                                                  -------------------------------
                                                      2003                 2002
                                                  -------------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
Cash paid during the period for interest          $      76,773          $150,368
                                                  =============          ========

Cash paid during the period for taxes             $          --          $     --
                                                  =============          ========


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

             NEW ACCOUNTING PRONOUNCEMENTS

             In September 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. The Company adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. The Company engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of the Company's business segments for purposes of testing goodwill for impairment. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business segment. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to RL and $62,000 was associated with BIR. In addition, the adoption eliminates annual amortization expense of approximately $387,000 or $.01 per share.

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

             In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after September 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the adoption of the provisions of FIN 46 will have upon its financial condition or results of operations.

             In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement clarifies various derivative implementation issues and is generally effective for new contracts entered into or modified after September 30, 2003. The Company does not enter into derivative transactions, and believes the adoption of this Statement will have no impact on its financial statements.

             In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Under SFAS 150, a mandatorily redeemable financial instrument is classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the entity and is measured at fair market value. Changes in the fair value or redemption amount are recognized in earnings. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003. For financial instruments issued on or before May 31, 2003, SFAS 150 is effective July 1, 2003. The adoption of SFAS 150 did not have an impact on the Company's financial statements.

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

             Williamson transferred the facility to the Company, at which time the advances were offset. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at September 30, 2003 and December 31, 2002 was $396,000 and $1,107,000
             respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.


Note 3       INVENTORIES



                  Inventories are summarized as follows:                          September 30,          December 31,
                                                                                      2003                  2002
                                                                                   (unaudited)            (audited)
                                                                                -----------------     -----------------

                  Finished products                                            $         882,339     $         912,406
                  Raw materials                                                          415,009               559,604
                  Other                                                                   56,511                50,990
                                                                                -----------------     -----------------

                  Total                                                        $       1,353,859     $       1,523,000
                                                                                =================     =================





Note 4       OTHER ASSETS, CURRENT

             Other assets, current is summarized as follows:
                                                                                  September 30,          December 31,
                                                                                      2003                  2002
                                                                                   (unaudited)            (audited)
                                                                                -----------------     -----------------
             Prepaid sanction fees                                             $              --     $         250,000
             Other                                                                       315,438               701,725
                                                                                -----------------     -----------------

             Total                                                             $         315,438     $         951,725
                                                                                =================    =================


Note 5       PROPERTY, PLANT AND EQUIPMENT

             Property, plant and equipment is summarized by major classification as follows:


                                                                  September 30,                December 31,
                                                                      2003                        2002
                                                                   (unaudited)                  (audited)
                                                                  --------------              ------------
Land and improvements                                             $  3,763,622                $  3,679,121
Track                                                                2,687,758                   2,573,229
Buildings                                                            3,350,053                   3,343,853
Condominium units                                                      466,000                     466,000
Leasehold improvements                                                 319,899                     312,569
Bleachers & fencing                                                  1,699,541                   1,699,541
Equipment (including equipment under capital lease)                  7,378,360                   7,000,776
Transportation equipment                                             2,142,711                   2,148,839
Furniture & fixtures                                                   855,539                     757,433
Tooling                                                              3,910,896                   3,495,292
                                                                  ------------                ------------

       Total                                                        26,574,379                  25,476,653
       Less accumulated depreciation                               (14,521,129)                (13,138,345)
                                                                  ------------                ------------

Net property, plant and equipment                                 $ 12,053,250                $ 12,338,308
                                                                  ============                ============



             During the first nine months of 2003, the Company made non-refundable deposits and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at September 30, 2003, these deposits have been expensed and included in land development costs.


Note 6       OTHER ASSETS, LONG-TERM

              Other assets, long-term is summarized as follows:


                                      September 30,               December 31,
                                           2003                      2002
                                       (unaudited)                 (audited)
                                        ----------               ---------------
Rental property                         $   75,000               $   75,000
Land held for development                1,137,460                1,137,460
Land contract receivable                    81,512                   90,351
Other                                        4,200                    4,201
                                        ----------               ----------

Total                                   $1,298,172               $1,307,012
                                        ==========               ==========


Note 7     LONG TERM DEBT

             Long-term obligations consist of the following:


                                                                                     September 30,             December 31,
                                                                                         2003                     2002
                                                                                      (unaudited)               (audited)
                                                                                  ------------------        -----------------
         Note payable to a bank, monthly installments of interest at 7.5%
            through October 2003, and monthly payments of principal and interest at 2 1/2% above prime through October 2008; secured
            by a mortgage on related property                                     $          500,000       $               --
         Term loan, annual installments of $100,675 plus interest at
            9%;  secured by related assets (paid in full July 2003)                               --                  100,675
         Mortgage payable to a bank, interest at prime plus 2%, with a floor of 8.0% (effective rate of 8.0% at September 30, 2003 and December
            31, 2002) annual principal payments of $50,000 plus interest due quarterly, through September 2004; secured by
            underlying property                                                               50,000                  100,000
         Capital lease obligations through October 2003;
            monthly installments include interest at rates between
            8.0% and 8.5%, collateralized by the related machinery
            and equipment (Paid in full in May 2003)                                              --                  407,326
         Term loans payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
            collateralized by the related transportation equipment                           540,448                  585,754
                                                                                  ------------------        -----------------
                     Total                                                                 1,090,448                1,193,755
         Less current portion                                                               (666,538)                (662,632)
                                                                                  ------------------        -----------------

         Long-term                                                                $          423,910       $          531,123
                                                                                  ==================        =================



Note 8     ACCRUED EXPENSES



                 Accrued expenses consist of the following:                          September 30,             December 31,
                                                                                         2003                     2002
                                                                                      (unaudited)               (audited)
                                                                                  ------------------       ------------------
                 Accrued settlements                                              $          225,146       $          312,646
                 Accrued interest                                                              8,283                    7,116
                 Other                                                                       463,108                  725,817
                                                                                  ------------------       ------------------


                  Total                                                           $          696,537       $        1,045,579
                                                                                  ==================       ==================


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

           On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In addition, the Company realized the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. In connection with the completion of its 2002 consolidated Federal income tax return, the Company elected to employ certain tax strategies resulting in the acceleration of deductions for Federal income tax reporting purposes and increasing the carryback allowed under the Act. As a result, the valuation reserve on deferred tax assets was reduced by $638,000 during the three month period ending September 30, 2003.



Note 10    EARNINGS (LOSS) PER SHARE

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



                                                    Nine Months Ending            Three Months Ending
                                                      September 30                   September 30
                                                       (unaudited)                     unaudited)
                                                 ------------------------      -------------------------
                                                   2003            2002           2003           2002
                                                 ---------      ---------      -----------     ---------
Net income (loss) as reported                    $ 616,892      $(207,792)     $   943,767     $  24,882
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax                                  (9,014)      (274,868)              --       (20,215)
                                                 ---------      ---------      -----------     ---------

Pro forma net income (loss)                      $ 607,878      $(482,660)    $    943,767     $   4,667
                                                 =========      =========      ===========     =========

Basic and diluted earnings (loss) per share:
   As reported                                   $    0.01      $   (0.00)    $       0.02     $    0.00
   Pro forma                                     $    0.01      $   (0.01)    $       0.02     $    0.00



           The estimated fair value as of the date the options were granted during the periods presented, using the Black-Scholes option-pricing model was as follows:


                                                                 Nine Months Ending          Three Months Ending
                                                                    September 30                 September 30
                                                                    (unaudited)                 (unaudited)
                                                          -----------------------------  --------------------------
                                                                 2003           2002        2003           2002
                                                          --------------   ------------  ----------    ------------
           Risk free interest rate                                4.63%         5.09%        4.63%           5.09%
           Expected life                                       10 years      10 years     10 years        10 years
           Expected volatility                                     103%          102%         103%            102%
           Dividend yield                                            0%            0%           0%              0%
           Weighted average grant date fair value               $  3.48       $  6.04      $  3.48         $  6.04


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



           Financial information segregated by reportable product segment is as follows:

                                         Nine Months Ending                  Three Months Ending
                                           September 30                        September 30
                                            (unaudited)                         (unaudited)
                                  ------------------------------      ------------------------------
                                       2003              2002             2003              2002
                                  ------------      ------------      ------------      ------------
Sales:
          Truck Accessories       $ 14,103,542      $ 12,435,896      $  4,835,927      $  4,036,536
          Raceway                    3,910,875         3,164,433         3,085,409         2,656,613
                                  ------------      ------------      ------------      ------------

          Total                   $ 18,014,417      $ 15,600,329      $  7,921,336      $  6,693,149
                                  ============      ============      ============      ============

(Loss) Income from Operations
          Truck Accessories       $    959,836      $  1,295,660      $    387,914      $    296,608
          Raceway                   (1,122,711)       (1,235,602)         (160,866)         (290,364)
                                  ------------      ------------      ------------      ------------

          Total                   $   (162,875)     $     60,058      $    227,048      $      6,244
                                  ============      ============      ============      ============


                               10-Q EXHIBIT INDEX


  EXHIBIT NO                    DESCRIPTION
  ----------                    -----------


31.1 Certification of Craig B. Parr pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Gregory T. Strzynski pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of Craig B. Parr pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 Certification of Gregory T. Strzynski pursuant to Section 906 of the Sarbanes-Oxley Act of 2002