Form 10-K
period 2003-12-31
SPORTS RESORTS INTERNATIONAL INC
filed 2004-03-25
CIK 771249

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

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affilates of the Registrant as of June 30, 2003 was $7,997,659.

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 4, 2004: 48,368,233. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 4, 2004: $7,157,083.

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

ITEM 1. BUSINESS

INTRODUCTION

We are a Michigan corporation and a holding company with three active wholly owned subsidiaries. We have no independent operations of our own, however, we provide various administrative functions for our operating subsidiaries. Rugged Liner, Inc. ("RL") (formerly The Colonel's Truck Accessories, Inc.), Brainerd International Raceway & Resort, Inc., ("BIR") (formerly the Colonel's Brainerd International Raceway, Inc.) and Raceway 66, Inc. ("Raceway 66") are our three operating subsidiaries. The Colonel's, Inc. ("The Colonel's") is an inactive subsidiary, having sold all of its assets except for certain land in December 1998. Our active subsidiaries operate in two segments, truck accessories and sports and entertainment.

NAME CHANGE. In March 2001, in order to reflect the increasing prominence of the sports and leisure segment of our business we began doing business under the assumed name of Sports Resorts International, Inc. and changed our ticker symbol on the Nasdaq SmallCap Market from "COLO" to "SPRI". We changed our name on April 16, 2001.

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

MANUFACTURING

RL uses plastic sheet extrusion machines and rotary vacuum formers to produce bedliners from polyethylene resin. Raw materials are maintained in large vessels in RL's Owosso, Michigan plant. Keeping these materials inside the plant to avoid temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet reduces variations in the quality of RL's extruded sheets. We believe that our present sources and adequate replacement sources of polyethylene resin are available to meet our demand. However, polyethylene resin can be subject to significant price fluctuation.

We believe that RL is unique among all United States bedliner manufacturers based on RL's ability to control every element of production, from raw materials to finished product. We believe this production control makes RL's operation highly competitive.

Total annual production capacity in the Owosso plant is estimated at over 400,000 units, assuming three shifts of operation. The facility currently runs two shifts per day, and produced approximately 300,000 units in 2003.

DISTRIBUTION AND SALES

RL sells bedliners to a wide network of distributors and dealers across North America. Sales are directed from RL's Owosso, Michigan facility by its sales manager to district sales people.

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

COMPETITION

RL believes that there are only two other major manufacturers of drop-in bedliners in the United States. Durakon Industries, Inc. and Penda Corporation manufacture and sell the majority of all bedliners in the United States with RL currently the third largest manufacturer in this market. The drop-in bedliner industry itself is experiencing increased competition from alternative products such as sprayed-on polyurethane truck bedliners, which are available in the aftermarket and on a limited basis on certain original equipment manufacturers ("OEM") offerings. Additionally, certain OEM's have considered and are pursuing the development of composite pickup truck boxes, which could eventually replace conventional stamped-steel cargo beds.

EMPLOYEES

RL employs approximately 115 people, including approximately 110 contract employees leased through a professional employment organization. RL's management team includes employees with manufacturing and sales experience in this industry sector. We believe that RL has a strong management team.

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

BRAINERD INTERNATIONAL RACEWAY & RESORT, INC. ("BIR")

GENERAL

BIR and its predecessors have operated the Brainerd International Raceway, which is located at 5523 Birchdale Road, Brainerd, Minnesota (the "Raceway"), since June 1973. At the Raceway, BIR organizes and promotes various spectator events such as road and drag races, including races for sports cars and motorcycles, and derives a substantial portion of its revenues from ticket sales and spectator attendance. A drag race is generally conducted between two vehicles from a standing start over a one- quarter mile track, using sophisticated starting and timing systems.

In addition, BIR permits the use of the Raceway by others who organize and promote racing events and by individuals or commercial organizations that may use the Raceway for automobile road testing or filming. The raceway operates from May through October. Typically, racing events, whether or not organized by BIR, are conducted over a two to four-day period, usually encompassing a weekend.

SOURCES OF REVENUE

BIR derives its revenues from four principal sources: (1) admissions; (2) camping fees, concession sales, and track rentals; (3) entry fees; and (4) sponsorship and signage fees.

Tickets are available, in advance or at the gate at the time of events, through BIR's ticket office in Brainerd, Minnesota. BIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by BIR for only seven spectator events in 2003. BIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. The fee charged for such uses varies and is negotiated in each case. Entry fees are received from race participants usually at the start of each race event. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season.

EVENTS AND ACTIVITIES

During 2003, BIR organized and promoted several major spectator events, including three drag races ("The BIR 5000", "The Lucas Oil Products Drag Racing Series" and the National Hot Rod Association ("NHRA") "Lucas Oil Nationals"), two special events ("The Show & Go" and "The Muscle Car Shoot-Out"), and two motorcycle races (the "AMA Chevy Trucks Superbike Classic" and "The Big Race").

The BIR 5000 (formerly Thunder at the Lakes), was a four day drag racing event for non-professional drivers held over Memorial Day weekend, May 23 through May 26, 2003. This event was sanctioned by the NHRA.

The Lucas Oil Products Drag Racing Series held on June 6 through June 8, 2003, was a drag racing event sponsored nationally by Lucas Oil Products. The Lucas Oil Products Series was sanctioned by the NHRA and was one of a series of five events in the Central States Division of the NHRA. The Lucas Oil Products Drag Racing Series was organized and promoted jointly by BIR and the NHRA, and included both professional and amateur drivers who paid BIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. Lucas Oil Products is sponsoring this series through the 2005 season.

The Lucas Oil Nationals event, held August 14 through August 17, 2003, was sponsored by Lucas Oil under an agreement with the NHRA. This event features professional and sportsman drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of PowerAde and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Fuel Dragster, Top Fuel Funny Car, Pro Stock, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Lucas Oil Nationals were organized jointly by BIR and promoted by the NHRA. The NHRA sanctions the Raceway for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. BIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The agreement with the NHRA is for one year with three three-year extensions (10 years total). In 2002, BIR and the NHRA extended the original agreement for a second time, through 2005. Under the sanction agreement, BIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA.

The Show & Go event was held on July 3 through July 6, 2003. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Muscle Car Shoot-Out was held on September 5 through September 7, 2003. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves 1955 to 1974 model year vehicles.

The AMA Chevy Truck Superbike Classic, held on June 27 through June 29, 2003, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

In 2003, BIR added "The Big Race" a five day drag racing event for all makes and classes of motorcycles held on July 23 through July 27, 2003.

BIR also organized and sponsored five weekend drag racing "bracket" events in 2003, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and BIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

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

During 2003, two weekend events involved sports car racing and were sponsored by the "Land O' Lakes" regional affiliate of The Sports Car Club of America (the "SCCA"), which sanctions these events. In addition, during 2003, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association; a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. The Nord Stern Regional Club of the Porsche Club of America also organized four weekend racing events in 2003 for Porsche cars. A similar schedule has been established for 2004.

In addition to continuing to schedule the events discussed above, BIR is also seeking to establish additional revenue producing uses for the Raceway such as new spectator racing events such as a regional National Association of Stock Car Auto Racing "NASCAR" road racing event and music festivals, as well as additional advertising and sponsorship, and the rental or sale of 18 recently completed condominium units.

SANCTIONING ORGANIZATIONS

Most racing events conducted at the Raceway, including the seven principal spectator events held by BIR during 2003, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters. BIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the Sports Car Club of America ("SCCA") (governing sports cars), the National Hot Rod Association ("NHRA") (governing drag racing), and the American Motorcyclist Association ("AMA") (governing motorcycles). In 2004, the All Harley Drag Racing Association ("AHDRA") (governing Harley drag motorcycles), and the National Association of Stock Car Auto Racing ("NASCAR") (governing road course racing) will be added as sanctioning organizations.

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

SEASONAL BUSINESS/WEATHER

Substantially all of BIR's revenues arise from operation of the Raceway during the period of May through October of each year. BIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by BIR. While sports car, stock car and motorcycle races may be conducted in many different weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket buyers. A substantial majority of BIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. Bad weather was not a significant factor in 2003.

EMPLOYEES

BIR has 10 full-time employees who are leased through a professional employment organization. From April through October, BIR employs 10 additional full-time grounds and track maintenance personnel. In addition, BIR engages various independent contractors and part time help to handle matters such as public relations, drag racing events, perimeter and grounds security, ticket sales and ticket handling, emergency medical service, concessions and camping.

PROPERTIES

BIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. The Raceway was initially constructed and first utilized for competitive racing in 1968. The site of the Raceway consists of approximately 650 acres.

The Raceway is enclosed by an eight-foot chain link fence. The site provides full service camping facilities and parking for approximately 17,500 vehicles. The Raceway contains several buildings, including a four-story tower containing eleven executive viewing suites, a control tower, three enclosed racing maintenance buildings divided into stalls for participant repairs and various single story buildings containing concession stands, restrooms and storage and service facilities located throughout the property. The buildings are concrete or wood frame construction. Grandstand bleachers for approximately 27,000 spectators are primarily located along the dragstrip.

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

         -    5523 Birchdale Road, Brainerd, Minnesota
                  Racetrack and supporting facilities on approximately 650 acres (owned)

         -    I-75, Mount Morris Township, Michigan
                  61 acres (owned)

         -    I-75, Mount Morris Township, Michigan
                  Options to purchase an additional 215 acres adjacent to the property described above

         -    Coldwater Road, Mount Morris Township, Michigan
                  20 acres (owned)

ITEM 3. LEGAL PROCEEDINGS

None

The Company from time to time is involved in litigation and various other legal matters that arise in the ordinary course of business. We do not believe that the ultimate resolution of these routine matters will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 18, 2003 the Company held its 2003 Annual Meeting of Shareholders at its corporate offices in Owosso, Michigan. The purposes of the meeting were to elect three Directors to the Board of Directors and to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.

Three candidates nominated by management were elected by the shareholders to serve as Directors of the Company with terms ending in 2006. The following sets forth the results of the voting with respect to each candidate (there were no broker non-votes on this matter):

                   Shares Voted     Shares Voted  Authority
Name of Candidate      For             Against    Withheld
-----------------      ---             -------    --------
Eric Hipple         47,700,015            0        1,000
Maureen C. Cronin   47,700,015            0        1,000
Craig B. Parr       47,695,968            0        5,047

Ted M. Gans, Donald R. Gorman and Donald J. Williamson remained as Directors with terms ending in 2004. Ronald J. Rolak remained as Director with a term ending in 2005. Thus, the expiration dates of the Directors' current terms of office are as follows:

Director                   Year Term Expires
--------                   -----------------
Maureen C. Cronin                 2006
Ted M. Gans                       2004
Donald R. Gorman                  2004
Eric Hipple                       2006
Criag B. Parr                     2006
Ronald J. Rolak                   2005
Donald J. Williamson              2004

The following sets forth the results of the voting with respect to the proposal to confirm the appointment of Grant Thornton LLP as the Company's independent auditors for the current fiscal year (there were no broker non-votes on this proposal):

Shares Voted For       47,666,033
                       ----------
Shares Voted Against       32,382
                       ----------
Authority Withheld            600
                       ----------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record on March 4, 2004 was 239.

The table below sets forth the high and low sales prices by calendar quarter for our Common Stock for 2003 and 2002:

                             2003                  2002
                     -------------------   -------------------
                       High       Low        High        Low
                       ----       ---        ----        ---
January - March      $   8.21   $   5.01   $   7.80   $   6.15
April - June         $   7.30   $   3.90   $   7.45   $   2.71
July - September     $   6.10   $   3.86   $   5.23   $   3.25
October - December   $   6.03   $   4.40   $   7.00   $   3.00

During 2003 and 2002 we did not declare or pay any cash dividends on our Common Stock. We do not anticipate declaring or paying any dividends in the foreseeable future, rather we intend to apply earnings, if any, to the development of the business of our subsidiaries

We made no unregistered sales of our securities in 2003.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for each of the five years in the period ended December 31, 2003 has been derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and related notes thereto included in Appendix A and "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                    2003           2002            2001            2000            1999
                                    ----           ----            ----            ----            ----
Operations:
Operating revenues              $ 22,461,967   $ 19,370,372    $ 16,817,966    $ 21,651,407    $ 36,217,508
Net income (loss)               $  1,189,415   $   (263,144)   $ (3,979,891)   $ (1,875,046)   $ (5,078,556)
Basic and diluted
    earnings (loss) per share   $       0.02   $      (0.01)   $      (0.08)   $      (0.04)   $      (0.11)

Financial Condition:
Current assets                  $  5,100,585   $  4,448,442    $  4,908,035    $  7,110,406    $ 11,839,638
Current liabilities             $  1,959,873   $  4,306,840    $  3,851,186    $  3,937,688    $ 10,151,718
Total assets                    $ 22,497,608   $ 22,683,934    $ 22,190,241    $ 27,801,442    $ 39,884,719
Long term debt                  $    791,194   $    531,123    $    608,002    $  1,878,785    $  3,073,601

CRITICAL ACCOUNTING POLICIES

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

ACCOUNTING FOR CERTAIN LONG - LIVED ASSETS - Our consolidated balance sheets include significant amounts of long-lived assets. We evaluate long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When it is probable that undiscounted future cash flows will not be sufficient to recover an asset's carrying amount, the asset is written down to its estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Assumptions regarding our future business outlook affect our evaluation. We continue to review and analyze many factors that can impact our business prospects in the future. Our analyses are subjective and are based on conditions existing at and trends leading up to the time the assumptions are made. Actual results could differ materially from these assumptions. Our judgments with regard to our future business prospects could impact whether or not an impairment is deemed to have occurred, as well as the timing of the recognition of such an impairment charge.

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

BACKGROUND AND SUBSIDIARIES

We have three active subsidiaries: Rugged Liner, Inc. ("RL"), Brainerd International Raceway & Resort, Inc. ("BIR") and Raceway 66, Inc. ("Raceway 66"). The operations of Raceway 66 are included with BIR as discussed herein. The Colonel's Inc. ("The Colonel's") is an inactive subsidiary, having sold substantially all of its assets except for certain land. Information about the businesses of these subsidiaries is set forth in Item 1.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $4,448,000 at December 31, 2002 to $5,101,000 at December 31, 2003. This increase is primarily related to increases in Federal income taxes receivable of $1,409,000 offset by decreases in cash, accounts receivable and other current assets of $210,000, $108,000 and $420,000, respectively. Our consolidated current liabilities decreased from $4,307,000 at December 31, 2002 to $1,960,000 at December 2003. This decrease primarily relates to decreases in accounts payable and accrued expenses of $1,463,000 and $479,000, respectively.

Cash decreased by $210,000 from the year end 2002 to December 31, 2003 primarily due to cash generated in operating activities, the receipt of $711,000 which was previously advanced to affiliated entities, and the proceeds of $500,000 from borrowing under a bank note payable, offset by capital expenditures of $1,439,000.

Accounts receivable - trade decreased by approximately $108,000 from $929,000 as of December 31, 2002 to $821,000 at December 31, 2003, due to lower sales volumes for the month of December 2003 as compared to 2002.

Note receivable - related party at December 2003 is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder and requires monthly principal and interest payments. The note is being paid in accordance with terms.

Federal income taxes receivable of $1,570,000 and $161,000 at December 31, 2003 and 2002 respectively, relate to net operating losses eligible for carryback. We recorded a tax benefit of approximately $1,408,000 in 2003 and for the year ending December 31, 2003. In connection with the completion of our 2002 consolidated Federal income tax return, we elected to employ certain tax strategies resulting in the acceleration of deductions for Federal income tax reporting purposes and increasing the carry back of net operating losses.

Inventories remained consistent and were $1,535,000 at December 31, 2003 as compared to $1,523,000 at December 31, 2002.

Other assets - current decreased $420,000 from $952,000 at December 31, 2002 to $532,000 at December 31, 2003 primarily due to the use of a security deposit towards the payoff of outstanding capital lease obligations.

Net property, plant and equipment decreased by approximately $665,000 from $12,338,000 at December 31, 2002 to $11,673,000 at December 31, 2003 due to
fixed asset additions of $1,439,000 offset by depreciation for the period of $1,963,000. Tooling and machinery and equipment comprised the majority of additions during the period.

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $1,463,000 from $2,599,000 at December 31, 2002 to $1,136,000 at December 2003 due to the payment of amounts owed with the use of cash received from the repayment of amounts owed by affiliated entities, cash generated in operating activities and the proceeds of borrowing under a bank note in the amount of $500,000.

Accrued expenses decreased by $479,000 from $1,046,000 at December 31, 2002 to $567,000 at December 31, 2003, primarily due to the payment of amounts provided for with available cash.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at December 31, 2003 and 2002 was $396,000 and $1,107,000 respectively, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

OUTSTANDING LOANS AND CONTRACTUAL COMMITMENTS

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

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2 -1/2% above prime through October 2008.

We lease our Owosso, Michigan facility from an affiliated entity controlled by Donald J. and Patsy L. Williamson, our majority shareholders. We are also responsible for all taxes, insurance and maintenance expenses related to the facility.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2003:

                     2004       2005       2006       2007       2008       2009
                     ----       ----       ----       ----       ----       ----
Debt obligations   $257,000   $220,000   $235,000   $238,000   $ 98,000   $     --
Lease agreements    610,000    610,000    607,000    605,000    604,000    550,000
                   --------   --------   --------   --------   --------   --------

     Total         $867,000   $830,000   $842,000   $843,000   $702,000   $550,000
                   ========   ========   ========   ========   ========   ========

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

MARKET RISK - SENSITIVE INSTRUMENTS AND POSITIONS

We do not invest in or hold derivative contracts and are not exposed to foreign currency risk.

RESULTS OF OPERATIONS

Our revenues were $22,462,000, $19,370,000 and $16,818,000 for the years ended December 31, 2003, 2002 and 2001 respectively. Revenues attributable to RL were $18,470,000, $16,138,000 and $13,502,000 for the years ended December 31, 2003,
2002 and 2001 respectively. The $2,332,000 increase in RL's revenues from 2002 to 2003 was primarily attributable to the addition of new distributors. Revenues increased by $2,636,000 from 2001 to 2002 for the same reason. BIR's revenues were $3,992,000, $3,232,000 and $3,316,000 for the years ended December 31,
2003, 2002 and 2001 respectively. The $760,000 increase in BIR's revenues from 2002 to 2003 is primarily due to the inclusion of Raceway 66's operations, a combined convenience store and gas station which we acquired in September of 2002 and an increase in ticket sales, sponsorship and camping revenues. Revenues for BIR for 2002 were consistent with those of 2001.

Cost of sales were $18,657,000, $15,201,000 and $13,501,000 for the years ended December 31, 2003, 2002, 2001 respectively or 83% for 2003, 78% for 2002 and 80%
for 2001 as a percentage of revenue. Cost of sales attributable to RL were $13,828,000, $10,956,000 and $10,405,000 for the years ended December 31, 2003,
2002 and 2001 respectively or 75%, 68% and 77% as a percentage of revenue. The increase in RL's cost of sales as a percentage of revenue from 2002 to 2003 is primarily attributed to less favorable material costs, partially offset by efficiencies experienced with higher production volumes. The decrease in RL's cost of sales as a percentage of revenue from 2001 to 2002 is primarily attributed to efficiencies experienced with higher production volumes as well as more favorable material costs. Gross profit for RL was 25% of sales in 2003, 32% of sales in 2002 and 23% of sales for 2001. Cost of sales attributable to BIR were $4,829,000, $4,245,000 and $3,096,000 for the years ended December 31,
2003, 2002 and 2001 respectively. The increase in BIR's cost of sales from 2002 to 2003 is primarily attributable to the inclusion of Raceway 66's operations as described above. The increase in BIR's cost of sales from 2001 to 2002 is primarily attributable to increased amounts spent for maintenance, entertainment and promotion in an effort to increase revenues and attendance.

Selling, general and administrative expenses were $4,288,000, $4,672,000 and $5,606,000 in 2003, 2002 and 2001 respectively, or as a percentage of revenues, 19% for 2003, 24% for 2002 and 33% for 2001. Selling, general and administrative expenses attributable to RL were $3,369,000, $3,849,000 and $4,749,000 for the years ended December 31, 2003, 2002 and 2001 respectively. RL's selling, general and administrative expenses in 2003 were relatively fixed overall and decreased in total from 2002 due to activities associated with higher sales levels offset by a reduction in amounts attributable to certain non-recurring selling expenses, property taxes and professional fees. Included in RL's selling, general and administrative expense for 2001 is goodwill amortization expense of $327,000 which was discontinued in fiscal 2002 with the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142. See also "Cumulative Effect of Accounting Change for Goodwill" below. Also included in selling, general and administrative expense in 2001 are costs to effect the 2 for 1 stock split of $95,000 and the cost to register the shares of Donald J. and Patsy Lou Williamson, our majority shareholder and his wife, of $215,000.

Selling, general and administrative expenses for BIR were $919,000, $823,000 and $857,000 for the years ended December 31, 2003, 2002 and 2001 respectively. The increase in selling, general and administrative expenses for BIR from 2002 to 2003 is primarily due to the inclusion of the operations of the combined convenience store and gas station as described above. BIR's selling, general and administrative expenses for 2001 include goodwill amortization of $60,000.

The write-down of impaired assets in the amount of $1,859,000 in 2001 relates to 18 condominium units at our BIR facility in Brainerd, Minnesota. The write-down reflects the estimated fair value of the condominiums considering future cash flows. See also "Cumulative Effect of Accounting Change for Goodwill" below for a discussion of goodwill impairment in 2002.

Interest expense was $93,000, $113,000 and $204,000 for the years ending December 31, 2003, 2002 and 2001, respectively. The decrease in interest expense is due to the reduction of outstanding debt.

Interest income was $386,000, $409,000 and $534,000 for the years ending December 31, 2003, 2002 and 2001 respectively. Changes in interest income are attributable to excess cash available for investment purposes at prevailing rates and interest earned on notes receivable-related party.

Rental income was $280,000, $244,000 and $139,000 for the years ending 2003, 2002 and 2001, respectively. The increase in rental income is mainly attributable to the rent of a restaurant facility and condominium units constructed at our BIR facility in 2002 and 2001, respectively.

Land development costs were $294,000, $261,000 and $222,000 for the years ending December 31, 2003, 2002 and 2001, respectively. Land development costs are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at December 2003 these amounts have been expensed.

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

Donald J. Williamson, our majority shareholder and his wife, Patsy Williamson, own approximately 96% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all of the shareholders.

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

OUR TRUCK ACCESSORIES BUSINESS FACES STRONG COMPETITION WHICH COULD AFFECT OUR SALES AND PROFIT MARGINS

We compete for sales of bedliners and other truck accessories against a number of companies. Many of these companies are larger, have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we have. Additionally, new and alternative product offerings are increasingly available. While product quality is an important factor, price and features are also very important to our customers. We attempt to manufacture high quality, full featured products, which are cost competitive. We have faced and will continue to face additional competition from new entrants and alternative products into our markets. We cannot be certain that we will be able to compete successfully with existing or new competitors or products.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on our financial statements.

In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies at reporting periods ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We are in the process of determining what impact, if any, the note receivable - related party will have on our financial condition or results of operations upon the adoption of the provisions of FIN 46.

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

In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," ("SFAS 132") which revises employer's disclosures about pension plans and other postretirement benefit plans. It requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. We do not offer a defined benefit pension plan or other defined benefit postretirement plans within the scope of the revised SFAS No. 132.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 17, 2002, Deloitte & Touche LLP notified us of its decision to resign as our independent public accountants. Deloitte & Touche has not included, in either of the past two years, an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles, with respect to our financial statements. During our two most recent fiscal years ended December 31, 2001, and the subsequent interim period through April 17, 2002, there were no disagreements between the Company and Deloitte & Touche on any matter of accounting principles or practices, financial disclosure or auditing scope or procedure, which disagreements, if not resolved to Deloitte & Touche's satisfaction would have caused Deloitte & Touche to make reference to the subject matter of the disagreement in connection with its reports. On May 10, 2002 we engaged Grant Thornton LLP as our independent public accountants for fiscal 2002. Grant Thornton LLP was confirmed as our independent auditors for the current fiscal year as described in Item 4 above.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS. Our Board of Directors currently consists of seven members (in alphabetical order): Maureen C. Cronin, Ted M. Gans, Donald R. Gorman, Eric Hipple, Craig B. Parr, Ronald J. Rolak, and Donald J. Williamson.

MAUREEN C. CRONIN (59). Ms. Cronin is a Director of the Company. She is an Investment Relations Manager with Steinberg Global Asset Management, Ltd. in Boca Raton, Florida. She has held this position since April of 2002. Additionally, Ms. Cronin also became event coordinator for the Robert F. Kennedy Foundation in Washington, D. C. in 2002. Previously, Ms. Cronin was an Investment Specialist with Charles Schwab & Company in West Palm Beach, Florida from 1995 to 2000. From 1994 to 1995, she served as Vice President of Ted Williams Family Enterprises in Citrus Hills, Florida. From 1991 to 1994, she served as a Financial Consultant and Broker with Salomon Smith Barney/Dean Witter, in Boston, Massachusetts. Ms. Cronin serves as the Chairperson of the Audit Committee. Ms. Cronin has served as a Director since September 2000. Her current term as a Director expires in 2006.

TED M. GANS (69). Mr. Gans is a Director of the Company and a Director of Rugged Liner, Inc. Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Patsy Lou Buick-GMC, Inc., a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Gans serves on the Audit Committee, the Executive Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2004.

DONALD R. GORMAN (72). Mr. Gorman is a Director of the Company. Since 1958 Mr. Gorman has been owner and President of D. G. Custom Chrome, LLC. Mr. Gorman was also the owner and President of P. G. Products, Inc., of Cincinnati, Ohio, which prior to the sale of the assets of The Colonel's in December 1998 was one of the Company's major customers. Mr. Gorman serves on the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1997. His current term as a Director of the Company expires in 2004.

ERIC HIPPLE (46). Mr. Hipple is a Director of the Company. Mr. Hipple is Senior Account Representative with Rho-Mar Agency, an insurance agency located in Farmington Hills, Michigan. Mr. Hipple has been an independent consultant to the Clio Agency, Inc., a company wholly owned by Donald J. Williamson and also to Patsy Lou Buick-GMC, Inc. a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Hipple is a former quarterback for the Detroit Lions. He finished his career in the National Football League in 1989. From 1990 to 1997, he was the President and owner of Hipple & Associates, an insurance agency in Brighton, Michigan. Mr. Hipple has served as a local radio and television football analyst for the Detroit Lions. Mr. Hipple serves as a director of a number of charitable organizations in Michigan. Mr. Hipple serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since September 2000. His current term as a Director of the Company expires in 2006.

CRAIG B. PARR (61). Mr. Parr was named Chief Executive Officer elected to the Board of Directors and appointed Chairman of the Board of the Company in March 2003. He is also President of the Company's Rugged Liner, Inc. subsidiary. Mr. Parr has been involved in the automobile industry for nearly four decades. He was Executive VP of Operations of Durakon Industries, a Lapeer, Michigan manufacturer of truck bedliners from 1996 to 2001. Additionally, Mr. Parr was employed by General Motors for twenty-eight years where he managed various vehicle assembly and component operations. His current term as a Director of the Company expires in 2006.

RONALD J. ROLAK (56). Mr. Rolak is a Director of the Company. Mr. Rolak was the Development Director for the Powers Catholic High School Educational Trust Fund, in Flint, Michigan from 1986 to June 2003. From 1973 to 1986, Mr. Rolak was a high school instructor and a varsity football coach at Powers Catholic High School. Mr. Rolak also serves as a director of a number of charitable organizations in Genesee County, Michigan. Mr. Rolak serves on the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1999. His current term as a Director of the Company expires in 2005.

DONALD J. WILLIAMSON (70). Mr. Williamson was elected Mayor of the City of Flint, Michigan for a four-year term in November of 2003. Mr. Williamson is the founder and a Director and the President of the Company. He is also a director and officer of each of the Company's subsidiaries. Mr. Williamson was Chairman of the Board and Chief Executive Officer of the Company until March 2003. Mr. Williamson serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2004.

EXECUTIVE OFFICERS. As mentioned above, Mr. Parr is the Chairman of the Board and Chief Executive Officer of the Company. Two additional executive officers are:

GREGORY T. STRZYNSKI (45). Mr. Strzynski is the Chief Financial Officer of the Company. He joined the Company in August 1999. Mr. Strzynski was the Corporate Controller of Kitty Hawk International, Inc., formerly known as American International Airways, Inc., from 1993 to 1999. From 1990 to 1993, he served as Corporate Controller for United Solar Systems Corp., a joint venture research and development company between Energy Conversion Devices, Inc. and Canon, Inc. of Japan. From 1988 to 1989 he was Corporate Controller for Armada Products Company, an automotive supplier.

WILLIAM H. SINGLETERRY (59). Mr. Singleterry is the President and a Director of Brainerd International Raceway & Resort, Inc. Mr. Singleterry served as Vice President of Marketing and Development of the Company until November of 2002 and as the Director of Operations for the Bumper Division of The Colonel's from 1991 to 1998. Prior to that time, he was the Regional Sales Manager. From 1982 to 1989, he served as General Manager for Auto Body Connection, a bumper manufacturer and distributor.

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

To the best of the Company's knowledge, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2003.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has determined that Maureen C. Cronin is an audit committee financial expert as defined by Item 404(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and is independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

AUDIT COMMITTEE

The Company has a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit Committee are Maureen C. Cronin, Ted M. Gans and Ronald J. Rolak.

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors is comprised of three directors:
Maureen C. Cronin, Ted M. Gans and Ronald J. Rolak. Ms. Cronin currently serves as Committee Chairman. All of the Audit Committee members are independent as that term is defined in the rules of the NASDAQ Small Cap Market. All members of the Audit Committee are financially literate as that qualification has been interpreted by the Company's Board of Directors in its business judgment and at least one member of the Audit Committee has accounting or related financial management expertise. The Board of Directors, after review and deliberation, determined that Maureen C. Cronin is the audit committee financial expert serving on the audit committee in accordance with the definition and qualifications for an audit committee financial expert set out in SEC Regulation S-K, Item 401. Ms. Cronin is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing the Company's consolidated financial reports, its internal financial and accounting controls, and its auditing, accounting and financial reporting processes generally.

In discharging its oversight responsibilities regarding the audit process, the Audit Committee reviewed and discussed the audited consolidated financial statements of Sports Resorts International, Inc. as of and for the year ended December 31, 2003 with Company management and Grant Thornton LLP (Grant Thornton), the independent auditors. The Audit Committee received the written disclosures and the letter from Grant Thornton required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees, discussed with Grant Thornton any relationships which might impair that firm's independence from management and the Company and satisfied itself as to the auditors' independence. The Audit Committee reviewed and discussed with Grant Thornton all communications required by auditing standards generally accepted in the United States of America, including Statement on Auditing Standards No. 61, Communications with Audit Committees, as amended.

Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in Sports Resorts International, Inc.'s. Annual Report on Form 10-K for the fiscal year ended December 31, 2003 for filing with the Securities and Exchange Commission.

    Maureen C. Cronin Chairman
    Ted M. Gans
    Ronald J. Rolak

The foregoing Audit Committee Report shall not be deemed "filed" with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

CODE OF ETHICS FOR FINANCIAL MANAGERS

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer or person performing similar functions (collectively, the "Selected Officers"). The Code of Ethics for Financial Managers is included as
Exhibit 99.1 in the Index to Exhibits on page 33. We intend to post the Code of Ethics for Financial Managers and any changes in or waivers from its code applicable to any Selected Officer on our website at "www.sportsresortsinternational.com".

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Summary. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 2003, of the Chief Executive Officer of the Company and each executive officer of the Company whose cash compensation in 2003 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                                                           COMPENSATION
                                        ANNUAL COMPENSATION                   AWARDS
                                 ---------------------------------------   ------------
                                                               OTHER
                                                               ANNUAL       SECURITIES
NAME AND                                                    COMPENSATION    UNDERLYING
PRINCIPAL POSITION               YEAR    SALARY      BONUS      (2)           OPTIONS
------------------               ----    ------      -----      ---           -------
Craig B. Parr (1)                2003   $100,161   $      0   $      0             0
Chairman of the Board,
Chief Executive Officer and
Director

Donald J. Williamson (1)         2003   $164,800   $      0   $      0             0
President and Director           2002    164,338          0          0             0
                                 2001    160,000     10,000          0        10,000

William H. Singleterry           2003   $171,353   $      0   $      0             0
President and Director of BIR/   2002    175,739          0          0             0
Vice President of Development    2001    154,203     10,000          0        10,000

Gregory T. Strzynski             2003   $128,030   $      0   $      0             0
Chief Financial Officer          2002    126,010          0          0             0
                                 2001    117,923     10,000          0        10,000

----------------------
(1) Mr. Williamson was Chairman of the Board and Chief Executive Officer of the Company until March 2003 at which time Craig B. Parr assumed these positions and Mr. Williamson became President. Accordingly, compensation for Mr. Parr represents approximately ten months. Compensation for Mr. Williamson represents a full year.

(2) The aggregate value of all perquisites and personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any named executive officer.

STOCK OPTIONS

There were no options granted to or exercised by executive officers or Director in 2003.

                          FISCAL YEAR-END OPTION VALUES

                                                   Number of                           Value of Unexercised
                                        Securities Underlying Unexercised             In-the-Money Options at
                                            Options at Fiscal Year-End                  Fiscal Year-End (1)
                                        ---------------------------------         -------------------------------
       Name                             Exercisable         Unexercisable         Exercisable       Unexercisable
       ----                             -----------         -------------         -----------       -------------
Donald J. Williamson                       20,000                 0                $   7,100          $       0
William H. Singleterry                     30,000                 0                   26,300                  0
Gregory T. Strzynski                       20,000                 0                    7,100                  0

-----------------

(1) Based on the market value of the Company's Common Stock as of December 31, 2003 ($5.17 per share), minus the exercise price, multiplied by the number of options.

COMPENSATION OF DIRECTORS

Directors receive an annual fee of $4,500 plus $1,000 for each Board meeting attended. Additionally, Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

PENSION PLAN

The Company does not provide a retirement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gans, Gorman and Rolak are members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 2003. None of Messrs. Gans, Gorman or Rolak has any employment relationship with the Company or any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, as well as the current year, the Company and its subsidiaries retained Ted M. Gans, P.C. for certain legal services. Fees paid for 2003 were approximately $2,000.

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

The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. There were no options granted to or exercised by executive officers or Directors in 2003.

SECTION 162(m)

Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions.

The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 2004 or in future years by reason of actions expected to be taken in 2004.

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

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 DECEMBER 2003

                                  [LINE GRAPH]

(1) The index of peer companies consists of American Axle and Manufacturing Holdings, Inc; Dana Corp.; Dura Automotive Systems, Inc.; Eaton Corporation; Johnson Controls, Inc.; Tower Automotive, Inc.; and International Speedway Corporation

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

                                    NASDAQ       Peer
      Date          The Company Domestic Index  Index
      ----          ----------- --------------  -----
December 31, 1998     $ 100.00     $100.00     $100.00
December 31, 1999       143.90      185.46       91.02
December 31, 2000       150.00      111.65       74.19
December 31, 2001       300.88       88.58       92.13
December 31, 2002       229.07       61.09       91.68
December 31, 2003       201.75       92.16      132.79

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of March 4, 2004:

   Name and Address               Amount of                 Nature of
    Of Beneficial                 Beneficial                Beneficial                 Percent of
Owner of Common Stock             Ownership                 Ownership                   Class(1)
---------------------             ---------                 ---------                   --------
Patsy L. Williamson*           176,900 shares   Sole voting and investment power           .4%
951 Aiken Road
Owosso, MI 48867

*Wife of Donald J. Williamson, Chairman of the Board and Chief Executive Officer until March 2003.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the beneficial ownership of shares of Common Stock, held as of March 4, 2004 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

          Name                              Amount of                   Nature of
      Of Beneficial                         Beneficial                  Beneficial                      Percent of
  Owner of Common Stock                     Ownership                   Ownership                       Class (1)
  ---------------------                     ---------                   ---------                       ---------
Maureen C. Cronin (3)                     20,670 shares     Sole voting and investment power                  *

Ted M. Gans (3)                           50,477 shares     Sole voting and investment power                  *

Donald R. Gorman (3)                      49,427 shares     Sole voting and investment power                  *

Eric Hipple (3)                           28,947 shares     Sole voting and investment power                  *

Ronald J. Rolak (3)                       33,357 shares     Sole voting and investment power                  *
                                           6,300 shares     Shared voting or investment power                 *

William H. Singleterry (3)                30,000 shares     Sole voting and investment power                  *

Gregory T. Strzynski(3)                   20,000 shares     Sole voting and investment power                  *

Donald J. Williamson(2)(3)            46,456,060 shares     Sole voting and investment power               95.6%

Directors and Officers as a group     46,688,938 shares     Sole voting and investment power               96.0%
(5)                                        6,300 shares     Shared voting or investment power                 *

---------------------------------
*        Does not exceed 1%.

(1) Percentages: The percentages set forth in this column were calculated on the basis of 48,368,233 shares of Common Stock outstanding as of March 4, 2004, plus shares of Common Stock subject to options held by the listed persons that were exercisable on March 4, 2004 or that will become exercisable within 60 days after March 4, 2004. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each listed person is set forth below:

                                                            Weighted Average
Director/Officer                                  Options    Exercise Price
----------------                                  -------    --------------
Maureen C. Cronin                                  17,327       $   6.01
Ted M. Gans                                        50,477           4.13
Donald R. Gorman                                   49,427           4.16
Eric Hipple                                        28,947           4.80
Ronald J. Rolak                                    33,357           4.55
William H. Singleterry                             30,000           4.29
Gregory T. Strzynski                               20,000           4.82
Donald J. Williamson                               20,000           4.82
                                                  -------       --------

All directors and executive officers as a group   249,535       $   4.53
                                                  =======       ========

(2) Total Stock Ownership: Excludes the 176,900 shares of Common Stock owned by Patsy Williamson, the wife of Donald J. Williamson. See "Security Ownership of Certain Beneficial Owners" above.

(3)      Includes shares covered by exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company and its subsidiaries are parties to certain transactions with related parties, which are summarized below. Many of the transactions described below involve Donald and Patsy Williamson, husband and wife. Mr. Williamson is the President and a Director of the Company. He was the Chairman of the Board and Chief Executive Officer of the Company until March 2003. Together, Mr. and Mrs. Williamson own approximately 96% of the outstanding shares of the Company's Common Stock. The Company believes that all of its related party transactions are on commercially reasonable terms. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making advances to or on behalf of affiliated entities effective June 30, 2002.

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

Lease of Owosso, Michigan Facility. RL leases its Owosso, Michigan facility from 620 Platt Road, L.L.C. Donald and Patsy Lou Williamson are the sole members of 620 Platt Road L.L.C. The lease agreement requires monthly payments of $50,000 through December 2009. RL pays all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $600,000 for both years ending December 31, 2003 and 2002.

Lease of Flint, Michigan Ticket Office. BIR leased its executive and ticket offices from Donald J. Williamson through October 2002, at which time the lease was terminated. BIR paid all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $40,500 for the year ending December 31, 2002.

Net Advances to Related Parties. During 2000, 2001 and the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses are predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. The total amount outstanding at December 31, 2003 and December 31, 2002 was $396,000 and $1,107,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

Patsy Lou Buick-GMC, Inc. Mrs. Williamson owns an automobile dealership. The Company engages in certain transactions with this dealership, including the purchase of automobiles, parts, and automotive services. During 2003, purchases of automobiles, parts and services by the Company from the dealership was approximately $61,000. RL sold approximately $64,000 worth of bedliners and truck accessories to the dealership in 2003.

Transactions with Directors. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year and the current year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company will continue to do so. Fees paid for 2003 were approximately $2,000.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The total fees and expenses billed for fiscal 2003 by Grant Thornton LLP, the Company's principal accounting firm were $247,000. Of that amount, an aggregate of $145,000 was for audit services and the review of financial statements included in the Company's Quarterly Reports on Form 10Q and $102,000 was for tax services. Grant Thornton LLP was not engaged by the Company in fiscal 2003 to perform any information technology services relating to financial information systems design and implementation.

ITEM 15(a)(1). FINANCIAL STATEMENTS.

Attached as Appendix A.

The following consolidated financial statements of Sports Resorts International, Inc. and subsidiaries are filed as a part of this report:

                  *        Independent Auditors' Reports

                  *        Consolidated Balance Sheets as of December 31, 2003
                           and 2002

                  * Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

                  * Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002 and 2001

                  * Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001

                  * Notes to Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001

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

3.1               Articles of Incorporation of the Company, as amended.
                  Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2002.

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

10.4 Amendment to sanction agreement between Brainerd International Raceway and National Hot Rod Association dated October 27, 1999. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2002

10.5 Extension of sanction agreement between Brainerd International Raceway and National Hot Rod Association dated April 19, 2002. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2002.

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

10.10 Agreement between Rugged Liner, Inc. and PACCAR Financial Corp. dated November 8, 2002. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2002.

10.11 Agreement between Rugged Liner, Inc. and PACCAR Financial Corp. dated November 11, 2002. Incorporated by reference from the Company's Report on Form 10-K for the year ended December 31, 2002.

10.12 Agreement between First National Bank of Deerwood and Brainerd International Raceway & Resort, Inc. dated February 14, 2003. Incorporated by reference from the Company's report on From 10-Q for the quarter ended March 31, 2003.

10.13 Agreement between First National Bank of Deerwood and Brainerd International Raceway & Resort, Inc. dated October 31, 2004. (Filed herewith).

21                Subsidiaries of the Registrant. (Filed herewith).

23                Consent of Grant Thornton LLP. (Filed herewith).

24                Consent of Deloitte & Touche LLP. (Filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1              Certification of Chief Executive Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2              Certification of Chief Financial Officer pursuant to 18
                  U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1              Code of Ethics for Financial Managers. (Filed herewith).

* Commission file number for reports filed pursuant to the Securities Exchange Act of 1934 is 2-98277(c).

ITEM 15(b). REPORTS ON FORM 8-K.

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             SPORTS RESORTS INTERNATIONAL, INC.

Dated:  March 24, 2004                       By: /s/ Craig B. Parr
                                                 -------------------------------
                                                 Craig B. Parr
                                                 Chairman of the Board, Chief
                                                 Executive Officer and Director
                                                 (Principal Executive Officer)

Dated:  March 24, 2004                       By: /s/ Gregory T. Strzynski
                                                 -------------------------------
                                                 Gregory T. Strzynski
                                                 Chief Financial Officer
                                                 (Principal Accounting and
                                                 Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                             Title                        Date
             ---------                             -----                        ----
/s/ Craig B. Parr                      Chairman of the Board, Chief        March 24, 2004
---------------------------------      Executive Officer and Director
Craig B. Parr

/s/ Maureen C. Cronin                  Director                            March 24, 2004
---------------------------------
Maureen C. Cronin

/s/ Ted M. Gans                        Director                            March 24, 2004
---------------------------------
Ted M. Gans

/s/ Donald Gorman                      Director                            March 24, 2004
---------------------------------
Donald Gorman

/s/ Eric Hipple                        Director                            March 24, 2004
---------------------------------
Eric Hipple

/s/ Ronald J. Rolak                    Director                            March 24, 2004
---------------------------------
Ronald J. Rolak

/s/ Donald J. Williamson               Director                            March 24, 2004
---------------------------------
Donald J. Williamson

                                   APPENDIX A
                              FINANCIAL STATEMENTS

SPORTS RESORTS
INTERNATIONAL, INC.

Consolidated Financial Statements as of December 31, 2003 and 2002 and for the three years in the period ended December 31, 2003 and Independent Auditors' Reports

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders of
Sports Resorts International, Inc.
Owosso, Michigan

We have audited the accompanying consolidated balance sheets of Sports Resorts International, Inc. (a Michigan corporation) and Subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, consolidated statements of shareholders' equity and consolidated statements of cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Resorts International, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended December 31, 2003 and 2002. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information therein.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.

/s/Grant Thornton LLP

Southfield, Michigan
February 12, 2004

INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Sports Resorts International, Inc.
Owosso, Michigan

We have audited the accompanying consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2001 (prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) of Sports Resorts International, Inc. (the "Company"). Our audit also included the financial statement schedule listed in the index at Item 15(a)(1) for the year ended December 31, 2001. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2001 (prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets), in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for the year ended December 31, 2001, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/Deloitte & Touche LLP

Detroit, Michigan
March 26, 2002

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002


                                                                         2003             2002
                                                                     ------------     ------------
ASSETS
CURRENT ASSETS
   Cash                                                              $   482,128      $    692,138
   Accounts receivable:
         Trade (net of allowance for doubtful accounts and cash
         discounts of $181,000 and $210,000 at
         December 31, 2003 and 2002, respectively)                       820,873           929,070
   Note receivable - related party (Note 3 )                             160,538           191,731
   Federal income taxes receivable (Note 11)                           1,570,234           160,758
   Inventories (Note 4)                                                1,534,779         1,523,000
   Other (Note 5)                                                        532,033           951,725
                                                                     -----------      ------------

           Total current assets                                        5,100,585         4,448,422

PROPERTY, PLANT AND EQUIPMENT - Net
     (Note 6)                                                         11,673,250        12,338,308

OTHER ASSETS:
   Note receivable - related party (Note 3)                            4,429,654         4,590,192
   Other (Note 7)                                                      1,294,119         1,307,012
                                                                     -----------      ------------

          Total other assets                                           5,723,773         5,897,204
                                                                     -----------      ------------

TOTAL ASSETS                                                         $22,497,608      $ 22,683,934
                                                                     ===========      ============

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                        2003              2002
                                                                     -----------      -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt (Note 8)                      $   256,578      $   662,632
     Accounts payable                                                  1,135,813        2,598,629
     Accrued expenses (Note 9)                                           567,482        1,045,579
                                                                     -----------      -----------

          Total current liabilities                                    1,959,873        4,306,840

LONG-TERM DEBT (Note  8)                                                 791,194          531,123

Commitments and Contingencies (Note 12)

SHAREHOLDERS' EQUITY:
     Common stock; 70,000,000 shares authorized at $.01
           par value, 48,362,953 shares issued
          and outstanding in 2003 and 2002                               483,629          483,629
     Additional paid-in capital                                        5,656,605        5,656,605
     Net advances to related parties (Note 3)                           (396,292)      (1,107,447)
     Retained earnings                                                14,002,599       12,813,184
                                                                     -----------      -----------

          Total shareholders' equity                                  19,746,541       17,845,971
                                                                     -----------      -----------

TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                                                          $22,497,608      $22,683,934
                                                                     ===========      ===========

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        2003             2002            2001
                                                                     -----------      -----------    -----------
SALES (Note 3)                                                       $22,461,967      $19,370,372    $16,817,966

COST OF SALES (Note 3)                                                18,656,514       15,200,768     13,500,772
                                                                     -----------      -----------    -----------

GROSS PROFIT                                                           3,805,453        4,169,604      3,317,194

SELLING, GENERAL AND ADMINISTRATIVE
     EXPENSES                                                          4,288,243        4,672,035      5,606,440

NET (LOSS) GAIN ON DISPOSAL OF ASSETS                                    (18,587)          40,550         13,672

WRITE - DOWN OF IMPAIRED ASSETS
     (Note 2)                                                                 --               --      1,858,573
                                                                     -----------      -----------    -----------

LOSS FROM OPERATIONS                                                    (501,377)        (461,881)    (4,134,147)

OTHER INCOME (EXPENSE):
     Interest expense                                                    (93,152)        (113,239)      (204,405)
     Interest income (Note 3)                                            386,556          408,847        533,522
     Rental income                                                       279,856          243,925        138,691
     Land development costs (Note 12)                                   (293,795)        (260,500)      (221,750)
     Other                                                                 2,870            9,020         23,141
                                                                     -----------      -----------    -----------

          Other income, net                                              282,335          288,053        269,199
                                                                     -----------      -----------    -----------

LOSS FROM OPERATIONS BEFORE
     INCOME TAX BENEFIT (EXPENSE) AND
     CUMULATIVE EFFECT OF ACCOUNTING
     CHANGE                                                             (219,042)        (173,828)    (3,864,948)

INCOME TAX BENEFIT (EXPENSE) (Note 11)                                 1,408,457        1,041,595       (114,943)
                                                                     -----------      -----------    -----------

INCOME (LOSS) BEFORE ACCOUNTING CHANGE                                 1,189,415          867,767     (3,979,891)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE
     FOR GOODWILL (NOTE 2)                                                    --       (1,130,911)            --
                                                                     -----------      -----------    -----------

NET INCOME (LOSS)                                                    $ 1,189,415      $  (263,144)   $(3,979,891)
                                                                     ===========      ===========    ===========

                                                                     (continued)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        2003             2002           2001
                                                                     -----------      -----------    -----------
BASIC AND DILUTED
   EARNINGS (LOSS) PER SHARE (Note 2)
   Income (loss) before accounting change                            $      0.02      $      0.01    $     (0.08)
   Cumulative effect of accounting change                                     --            (0.02)            --
                                                                     -----------      -----------    -----------

   Net Income (Loss) per share                                       $      0.02      $     (0.01)   $     (0.08)
                                                                     ===========      ===========    ===========

WEIGHTED AVERGE COMMON SHARES
   Basic                                                              48,362,953       48,362,953     48,355,912
   Effect of dilutive securities:
       Common share equivalents, common shares
        issuable upon exercise of outstanding stock options               84,912           77,400             --
                                                                     -----------      -----------    -----------

   Diluted                                                            48,447,865       48,440,353     48,355,912
                                                                     ===========      ===========    ===========

                                                                     (concluded)

See notes to consolidated financial statements

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                               NET
                                                               ADDITIONAL  ADVANCES TO
                                             COMMON STOCK       PAID-IN      RELATED       RETAINED
                                         SHARES       AMOUNT    CAPITAL      PARTIES       EARNINGS         TOTAL
                                       ----------   ---------  ----------  -----------   ------------    ------------
BALANCE, JANUARY 1, 2001               48,355,610   $ 483,556  $5,340,561  $  (957,767)  $ 17,056,219    $ 21,922,569

Issuance of Shares Under Long
      Term Incentive Plan (Note 13)         7,343          73      59,772           --             --          59,845

Disgorgement of Trading Profits
      (Note 10)                                --          --     256,272           --             --         256,272
Net advances to related parties
      (Note 3)                                 --          --          --     (538,142)            --        (538,142)

          Net loss                             --          --          --           --     (3,979,891)     (3,979,891)

                                       ----------   ---------  ----------  -----------   ------------    ------------
BALANCE, DECEMBER 31, 2001             48,362,953     483,629   5,656,605   (1,495,909)    13,076,328      17,720.653

Net repayment from related parties
      (Note 3)                                 --          --          --      388,462             --         388,462

       Net loss                                --          --          --           --       (263,144)       (263,144)
                                       ----------   ---------  ----------  -----------   ------------    ------------

BALANCE, DECEMBER 31, 2002             48,362,953     483,629   5,656,605   (1,107,447)    12,813,184      17,845,971

Net repayment from related parties
       (Note 3)                                --          --          --      711,155             --         711,155

Net income                                     --          --          --           --      1,189,415       1,189,415
                                       ----------   ---------  ----------  -----------   ------------    ------------

BALANCE, DECEMBER 31, 2003             48,362,953   $ 483,629  $5,656,605  $  (396,292)  $ 14,002,599    $ 19,746,541
                                       ==========   =========  ==========  ===========   ============    ============

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                    2003             2002             2001
                                                                                ------------     ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                               $  1,189,415     $   (263,144)     $(3,979,891)
     Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation and amortization                                            1,963,052        2,062,400        2,376,615
          Impairment of long lived assets (Note 2)                                        --               --        1,858,573
          Cumulative effect of change in accounting
          principle (Note 2)                                                              --        1,130,911               --
          Stock based compensation expense                                                                 --           59,845
          Loss (gain) on disposal of property, plant and equipment                    18,587          (40,550)         (13,672)
          Changes in assets and liabilities that provided
              (used) cash
              Accounts receivable                                                    108,197          (54,138)         (90,431)
              Inventories                                                            (11,779)        (372,827)         646,162
              Accounts payable                                                    (1,462,816)       1,329,317         (175,401)
              Accrued expenses                                                      (478,097)        (265,512)          12,930
              Income taxes receivable/payable                                     (1,409,476)         752,863          114,943
              Other                                                                  432,585          (54,435)         208,383
                                                                                ------------     ------------      -----------
Net cash provided by operating activities                                            349,668        4,224,885        1,018,056
                                                                                ------------     ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (1,439,314)      (4,630,116)      (1,046,803)
     Proceeds from disposal of property and equipment                                122,733           68,376           25,092
     Payments received on notes receivable - related party                           191,731           93,378          146,486
                                                                                ------------     ------------      -----------

Net cash used in investing activities                                             (1,124,850)      (4,468,362)        (875,225)
                                                                                ------------     ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term obligations                                             535,621          595,237               --
     Principal payments on long-term debt                                           (274,278)        (159,618)        (160,286)
     Principal payments on obligations under capital leases                         (407,326)      (1,120,649)      (1,034,528)
     Disgorgement of trading profits (Note 10)                                            --               --          256,272
     Net repayment from (advances to) related parties                                711,155          388,462         (538,142)
                                                                                ------------     ------------      -----------

Net cash provided by (used in) financing activities                                  565,172         (296,568)      (1,476,684)
                                                                                ------------     ------------      -----------

NET DECREASE IN CASH                                                                (210,010)        (540,045)      (1,333,853)

CASH, BEGINNING OF YEAR                                                              692,138        1,232,183        2,566,036
                                                                                ------------     ------------      -----------

CASH, END OF YEAR                                                               $    482,128     $    692,138      $ 1,232,183
                                                                                ============     ============      ===========

                                                                     (continued)

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                                    2003             2002              2001
                                                                                ------------     -------------     -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest                                           $   96,881       $  168,491        $214,996
                                                                                ===========       ==========        ========

Cash paid during the year for taxes                                              $    1,019       $       --        $     --
                                                                                ===========       ==========        ========

                                                                     (concluded)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 and 2001

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

         ACCOUNTS RECEIVABLE - The majority of the Company's accounts receivable are due from companies in the automotive parts distribution industry. Credit is extended based on evaluation of a customer's financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts and cash discounts for prompt payment. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company's previous history of losses and discounts taken, the customer's current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

         PROPERTY, PLANT AND EQUIPMENT is stated at cost or net realizable value. Depreciation is computed using the straight-line method over the estimated useful lives of the assets as follows:

Vehicles                         3-7 Years
Furniture and fixtures          3-10
Bleachers and fencing              5
Tooling                          5-7
Equipment                       5-10
Track                             20
Leasehold improvements         10-25
Buildings and condominiums        15

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

         The following pro forma information assumes SFAS 142 had been in effect for all periods presented:

                                                           2003            2002            2001
                                                       -------------   -------------   -------------
Reported income (loss) before cumulative effect of
 accounting change                                     $   1,189,415   $     867,767   $  (3,979,891)

Add back goodwill amortization expense, net of tax                --              --         255,437
                                                       -------------   -------------   -------------

Adjusted income (loss) before cumulative effect of
 accounting change                                     $   1,189,415   $     867,767   $  (3,724,454)
                                                       =============   =============   =============

Reported basic and diluted earnings (loss) per
 share before cumulative effect of accounting change   $        0.02   $        0.01   $       (0.08)

Add back goodwill amortization expense, net of tax                --              --              --
                                                       -------------   -------------   -------------

Adjusted basic and diluted earnings (loss) per
 share before cumulative effect of accounting change   $        0.02   $        0.01   $       (0.08)
                                                       =============   =============   =============

         The Company accounts for stock-based compensation consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", and as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The following illustrates the effect on net income (loss) and earnings
         (loss) per share if the Company applied the fair value recognition provisions of SFAS 123:

                                                   2003          2002           2001
                                                -----------    ---------    -----------
Net income (loss) as reported                   $ 1,189,415    $(263,144)   $(3,979,891)
Deduct:  Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of tax        (9,014)    (288,389)      (415,989)
                                                -----------    ---------    -----------
Pro forma net income (loss)                     $ 1,180,401    $(551,533)   $(4,395,880)
                                                ===========    =========    ===========

Basic and diluted earnings (loss) per share:
   As reported                                  $      0.02    $   (0.01)   $     (0.08)
   Pro forma                                    $      0.02    $   (0.01)   $     (0.09)

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have an impact on the Company's financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin 51,

         "Consolidated Financial Statements", for certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies at reporting periods ending after March 15, 2004 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining what impact, if any, the note receivable - related party will have on the Company's financial condition or results of operations upon the adoption of the provisions of FIN 46.

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

         In December 2003, the FASB issued a revision to SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," ("SFAS 132") which revises employer's disclosures about pension plans and other postretirement benefit plans. It requires disclosures in addition to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined pension plans and other defined benefit postretirement plans. The Company does not offer a defined benefit pension plan or other defined benefit postretirement plans within the scope of the revised SFAS No. 132.

3.       RELATED PARTY TRANSACTIONS

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

         NET ADVANCES TO RELATED PARTIES - From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. The total amount outstanding at December 31, 2003 and December 31, 2002 was $396,000 and $1,107,000 respectively, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

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

         - Patsy Lou Buick-GMC, Inc. a company owned by Patsy Lou Williamson, from which automobiles, parts and service are purchased and sold.

         A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                        2003       2002       2001
                                                      --------   --------   --------
Majority shareholder:

       Net repayment by various related parties       $711,155   $388,462   $     --
       Net advances to various related parties              --         --    538,142
       Rental payments                                      --     40,500     25,500

Platt:
       Rental payments                                 600,000    600,000    600,000

Saginaw:
       Collection on note receivable                   191,731    125,047    146,486
       Interest income on note receivable              373,718    353,409    462,458

Patsy Lou Buick - GMC, Inc.:
       Purchases of automobiles, parts and services     60,519    152,794     31,627
       Sales of inventory                               63,948     18,808     10,528

4.       INVENTORIES

         Inventories at December 31 are summarized as follows:

                       2003         2002
                    ----------   ----------
Finished products   $1,030,140   $  912,406
Raw materials          451,280      559,604
Other                   53,359       50,990
                    ----------   ----------

Total inventories   $1,534,779   $1,523,000
                    ==========   ==========

5.       OTHER ASSETS, CURRENT

         Other assets, current at December 31 is summarized as follows:

                          2003       2002
                        --------   --------
Prepaid sanction fees   $250,000   $250,000
Other                    282,033    701,725
                        --------   --------

Total                   $532,033   $951,725
                        ========   ========

6.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 is summarized as follows:

                                                     2003            2002
                                                 ------------    ------------
Land and improvements                            $  3,760,857    $  3,679,121
Track                                               1,560,300       2,573,229
Buildings                                           3,278,442       3,343,853
Condominium units (Note 2)                            466,000         466,000
Leasehold improvements                                319,899         312,569
Bleachers and fencing                               1,656,266       1,699,541
Equipment                                           7,451,805       7,000,776
Transportation equipment                            2,078,672       2,148,839
Furniture and fixtures                                695,372         757,433
Tooling                                             3,985,798       3,495,292
                                                 ------------    ------------
     Total                                         25,253,411      25,476,653
Less accumulated depreciation and amortization    (13,580,161)    (13,138,345)
                                                 ------------    ------------

Property, plant and equipment, net               $ 11,673,250    $ 12,338,308
                                                 ============    ============

7.       OTHER ASSETS, LONG-TERM

         Other assets, long-term at December 31 is summarized as follows:

                               2003         2002
                            ----------   ----------
Rental property             $   75,000   $   75,000
Land held for development    1,137,460    1,137,460
Land contract receivable        77,458       90,351
Other                            4,201        4,201
                            ----------   ----------

Total                       $1,294,119   $1,307,012
                            ==========   ==========

8.       LONG-TERM DEBT

         Long-term obligations at December 31 consist of the following:

                                                                      2003           2002
                                                                   -----------    -----------
Note payable to a bank, monthly installments of interest at
     7.5% through October 2003, and monthly payments of
     principal and interest at 2 1/2% above prime (effective
     rate of 6 1/2% at December 31, 2003) through October 2008;
     secured by a mortgage on related property                     $   485,770    $        --
Term loan, annual installments of $100,675 plus interest at
     9% through August 2003;  secured by related assets
     (paid in full July 2003)                                               --        100,675
Mortgage payable to a bank, interest at prime
     plus 2%, with a floor of 8.0% (effective rate of 8.0% at
     December 31, 2003 and 2002) annual principal payments of
     $50,000 plus interest due quarterly, through
     September 2004; secured by underlying property                     50,000        100,000
Capital lease obligations through October 2003;
     monthly installments include interest at rates between 8.0%
     and 8.5%, collateralized by the related machinery
     and equipment (paid in full May 2003)                                  --        407,326
Term loans, payable to a finance companies, monthly installments include interest approximating 8.0% through November 2007,
     collateralized by the related transportation equipment            512,002        585,754
                                                                   -----------    -----------
          Total                                                      1,047,772      1,193,755
Less current portion                                                  (256,578)      (662,632)
                                                                   -----------    -----------

Long-term                                                          $   791,194    $   531,123
                                                                   ===========    ===========

         The scheduled future repayments of long-term obligations at December 31, 2003 are as follows:

2004    $  256,578
2005       220,472
2006       235,336
2007       237,883
2008        97,503
        ----------
Total   $1,047,772
        ==========

9.       ACCRUED EXPENSES

         Accrued expenses at December 31 consist of the following:

                        2003         2002
                      --------   ----------
Accrued settlements   $ 78,329   $  312,646
Accrued interest         3,387        7,116
Other                  485,766      725,817
                      --------   ----------
Total                 $567,482   $1,045,579
                      ========   ==========

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

11.      INCOME TAXES

         For the years ended December 31, the Company's benefit (expense) provision for income taxes consists of the following:

                                  2003         2002         2001
                               ----------   ----------   ----------
Current:
     Federal                   $1,408,457   $1,041,595   $ (114,943)
     State                             --           --           --
                               ----------   ----------   ----------
Total current                   1,408,457    1,041,595     (114,943)

Deferred
     Federal                           --           --           --
     State                             --           --           --
                               ----------   ----------   ----------
Total deferred                         --           --           --

Income tax benefit (expense)   $1,408,457   $1,041,595   $ (114,943)
                               ==========   ==========   ==========

         The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                                   2003           2002
                                                -----------    -----------
Current deferred tax assets:
     Allowance for doubtful accounts            $    61,492    $    71,310
     Inventory obsolescence                          18,139         13,600
     Accrued settlements                             26,632         98,600
     Other                                           87,815         73,573
                                                -----------    -----------
          Total                                     194,078        257,083
     Valuation allowance                           (194,078)      (257,083)
                                                -----------    -----------
Total                                           $        --    $        --
                                                ===========    ===========
Noncurrent deferred tax assets (liabilities):
     Net operating loss carryforwards           $   118,747    $        --
     Fixed asset basis differential                (466,289)       704,044
     Goodwill                                       955,363      1,039,463
     Other                                          289,355        189,465
                                                -----------    -----------
          Total                                     897,176      1,932,972
     Valuation allowance                           (897,176)    (1,932,972)
                                                -----------    -----------
Total                                           $        --    $        --
                                                ===========    ===========

         The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:

                                           2003           2002            2001
                                       -----------    -----------     -----------
Federal income tax at statutory rate   $    74,474    $    59,102     $ 1,352,730
Nondeductible items                          2,766         (5,825)           (425)
Valuation allowance                      1,098,800        710,334      (1,642,038)
Adjustment to prior years provision        232,417        285,446         178,633
Other                                           --         (7,462)         (3,843)
                                       -----------    -----------     -----------

Income tax  benefit (expense)          $ 1,408,457    $ 1,041,595     $  (114,943)
                                       ===========    ===========     ===========

Effective tax rate                             643%           600%              3%
                                       ===========    ===========     ===========

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In addition, the Company realized the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. In connection with the completion of its 2002 consolidated Federal income tax return, the Company elected to employ certain tax strategies resulting in the acceleration of deductions for Federal income tax reporting purposes and increasing the carry back allowed under the Act. As a result, the valuation reserve on deferred tax assets was reduced by $1,098,800 during year ending December 31,2003.

12.      COMMITMENTS AND CONTINGENCIES

         The Company leases its principal operating facility from a related party (Note 3). The operating lease requires the Company to pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 2003 are summarized as follows:

                            OPERATING
                             LEASES
                            ----------
Years ending December 31:
2004                        $  609,763
2005                           609,763
2006                           607,455
2007                           605,147
2008                           603,860
Thereafter                     550,000
                            ----------

    Total                   $3,585,988
                            ==========

         Rent expense, including month to month rentals, was approximately $601,000, $641,000 and $664,000 for the years ended December 31, 2003,
         2002 and 2001, respectively.

         The Company made non-refundable deposits during the years ending December 31, 2003, 2002 and 2001 and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. Since financing for development of the project is not in place, these deposits have been expensed.

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

13.      STOCK OPTIONS

         The fair value of the options granted included in the pro forma calculation in Note 2 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,

                                           2003        2002        2001
                                         --------    --------    --------
Risk free interest rate                      4.63%       5.03%       4.66%
Expected life                            10 years    10 years    10 years
Expected volatility                           103%        101%         88%
Dividend yield                                  0%          0%          0%
Weighted average grant date fair value   $   3.48    $   4.88    $   5.51

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

         Information with respect to options granted and cancelled for the years ended December 31, is as follows:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                                   PRICE
                                                    SHARES       PER SHARE
                                                    ---------    ---------
Options Outstanding at January 1, 2001                189,970    $    3.10
     Options granted                                  110,910    $    6.31
     Options exercised                                (11,620)   $    3.00
                                                    ---------
Options Outstanding at December 31, 2001              289,260    $    4.34
     Options granted                                   23,052    $    5.34
                                                    ---------
Options Outstanding at December 31, 2002 and 2003     312,312    $    4.42
                                                    =========
Options Exercisable at December 31, 2003              312,312    $    4.42
                                                    =========

         Summary information about the Company's stock options outstanding at December 31, 2003 is as follows:

                                     Weighted
                     Options     Average Remaining     Weighted                     Weighted
   Range of      Outstanding at  Contractual Life      Average         Options       Average
Exercise Prices     12/31/03          (Years)       Exercise Price  Exercisable  Exercise Price
---------------  --------------  -----------------  --------------  -----------  --------------
$2.00-$3.49         164,900            5.25              $3.04        164,900        $ 3.04
$3.50-$4.99          35,458            6.78              $3.90         35,458        $ 3.90
$5.00-$6.98         111,954            7.83              $6.59        111,954        $ 6.59
--------------      -------            ----              -----        -------        ------
$2.00-$6.98         312,312            6.35              $4.42        312,312        $ 4.42
==============      =======            ====              =====        =======        ======

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

         The accounting policies of the segments are the same as those described in Note 2. The Company evaluates performance based on stand-alone segment operating income. Intersegment sales and transfers, interest income and expense are not significant. Financial information segregated by reportable segments is as follows:

                                     2003            2002            2001
                                 ------------    ------------    ------------
SALES:
     Truck Accessories           $ 18,469,741    $ 16,138,148    $ 13,502,296
     Raceway                        3,992,226       3,232,224       3,315,670
                                 ------------    ------------    ------------
Total                            $ 22,461,967    $ 19,370,372    $ 16,817,966
                                 ============    ============    ============

INCOME (LOSS) FROM OPERATIONS:
     Truck Accessories           $  1,281,332    $  1,373,987    $ (1,633,432)
     Raceway                       (1,782,709)     (1,835,868)     (2,500,715)
                                 ------------    ------------    ------------
Total                            $   (501,377)   $   (461,881)   $ (4,134,147)
                                 ============    ============    ============

IDENTIFIABLE ASSETS:
     Truck Accessories           $ 14,264,153    $ 13,781,238    $ 15,519,073
     Raceway                        8,233,455       8,902,696       6,671,168
                                 ------------    ------------    ------------
Total                            $ 22,497,608    $ 22,683,934    $ 22,190,241
                                 ============    ============    ============

CAPITAL EXPENDITURES:
     Truck Accessories           $  1,111,627    $  1,166,064    $    382,836
     Raceway                          327,687       3,464,052         663,967
                                 ------------    ------------    ------------
Total                            $  1,439,314    $  4,630,116    $  1,046,803
                                 ============    ============    ============

DEPRECIATION AND AMORTIZATION:
  Truck Accessories              $  1,221,019    $  1,335,066    $  1,672,052
  Raceway                             742,033         727,334         704,563
                                 ------------    ------------    ------------
Total                            $  1,963,052    $  2,062,400    $  2,376,615
                                 ============    ============    ============

         All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:

                   2003          2002          2001
                -----------   -----------   -----------
United States   $21,363,805   $18,026,918   $16,053,264
Foreign           1,098,162     1,343,454       764,702
                -----------   -----------   -----------
Consolidated    $22,461,967   $19,370,372   $16,817,966
                ===========   ===========   ===========

Sales to one customer represented 8% of the Company's sales in 2003 and 11% in 2002. Included in trade accounts receivable at December 31, 2003 and 2002 is $127,003 and $168,340 respectively due from this customer. No other customer comprised 10 percent or more of the Company's sales in the three years ended December 31, 2003.

15.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a condensed summary of the Company's unaudited quarterly results of operations for fiscal 2003 and 2002:

                                                2003 Fiscal Quarters
                      ---------------------------------------------------------------------------
                         First           Second          Third          Fourth           2003
                      ------------    ------------    ------------   ------------    ------------
Sales                 $  4,387,914    $  5,705,167    $  7,921,336   $  4,447,550    $ 22,461,967
Cost of Sales         $  3,600,235    $  4,783,946    $  6,610,950   $  3,661,383    $ 18,656,514
Net (loss) income     $   (207,856)   $   (119,019)   $    943,767   $    572,523    $  1,189,415
Basic and diluted
(loss) earnings per
share                 $      (0.00)   $      (0.00)   $       0.02   $       0.00    $       0.02

                                                2002 Fiscal Quarters
                      ---------------------------------------------------------------------------
                         First           Second          Third          Fourth           2002
                      ------------    ------------    ------------   ------------    ------------
Sales                 $  4,281,697    $  4,625,483    $  6,693,149   $  3,770,043    $ 19,370,372
Cost of Sales         $  3,011,632    $  3,436,744    $  5,580,591   $  3,171,801    $ 15,200,768
Net (loss) income     $   (280,752)   $     48,078    $     24,882   $    (55,352)   $   (263,144)
Basic and diluted
(loss) earnings per
share                 $      (0.01)   $       0.00    $       0.00   $       0.00    $      (0.01)

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

                                     ******

SPORTS RESORTS INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                       ADDITIONS    DEDUCTIONS   RECOVERIES
                                                       CHARGED TO   CHARGED TO   WRITE-OFFS
                                           BALANCE     COSTS AND     TO OTHER        AND        BALANCE
                                          JANUARY 1     EXPENSES     ACCOUNTS     DISPOSALS   DECEMBER 31
                                         -----------   ----------   ----------   ----------   -----------
DOUBTFUL ACCOUNTS AND CASH
DISCOUNTS RESERVES

For the year ended December 31:
2003                                         210,000       10,000                   (39,000)      181,000
2002                                         598,000       70,000           --     (458,000)      210,000
2001                                         297,000      367,000           --      (66,000)      598,000

INVENTORY RESERVES

For the year ended December 31:
2003                                          40,000       13,350           --           --        53,350
2002                                          40,000           --           --           --        40,000
2001                                          50,000           --           --      (10,000)       40,000

TAX VALUATION ALLOWANCE

For the year ended December 31:
2003                                       2,190,000           --           --   (1,099,000)    1,091,000
2002                                       2,900,000           --           --     (710,000)    2,190,000
2001                                       1,258,000    1,642,000           --           --     2,900,000

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

3.1 Articles of Incorporation of the Company, as amended. Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2002.

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

10.4 Amendment to sanction agreement between Brainerd International Raceway and National Hot Rod Association dated October 27, 1999. Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2002.

10.5 Extension of sanction agreement between Brainerd International Raceway and National Hot Rod Association dated April 19, 2002. Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2002.

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

10.10        Agreement between Rugged Liner, Inc. and PACCAR Financial Corp.
             dated November 8, 2002. Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2002.

10.11        Agreement between Rugged Liner, Inc. and PACCAR Financial Corp.
             dated November 11, 2002. Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2002.

10.12 Agreement between First National Bank of Deerwood and Brainerd International Raceway & Resort, Inc. dated February 14, 2003. Incorporated by reference from the Company's report on Form 10-Q for the quarter ended March 31, 2003.

10.13 Agreement between First National Bank of Deerwood and Brainerd International Raceway & Resort, Inc. dated October 31, 2004. (Filed herewith).

21           Subsidiaries of the Registrant. (Filed herewith).

23           Consent of Grant Thornton LLP. (Filed herewith).

24           Consent of Deloitte & Touche LLP. (Filed herewith).

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.1         Certification of Chief Executive Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

32.2         Certification of Chief Financial Officer pursuant to 18 U.S.C.
             Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith).

99.1         Code of Ethics for Financial Managers. (Filed herewith).


*Commission file number for reports filed pursuant to the Securities Exchange
 Act of 1934 is 2-98277(c).