Form 10-Q
period 2004-03-31
SPORTS RESORTS INTERNATIONAL INC
filed 2004-05-14
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                   FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

                                 Yes [ ] No [X]

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 3, 2004: 48,379,703

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

CRITICAL ACCOUNTING POLICIES

A summary of our critical accounting policies is incorporated by reference beginning on page 10 of our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2004. There have been no material changes in the accounting policies followed by us during fiscal 2004.

BACKGROUND

We are a Michigan corporation and a holding company with three active wholly owned subsidiaries. We have no independent operations of our own, however, we provide various administrative functions for our operating subsidiaries.

RUGGED LINER, INC. ("RL") manufactures and sells pickup truck bedliners and tailgate covers through a distributor network. Truck bedliners are plastic inserts that are placed in the rear beds of pickup trucks to protect the paint and structural integrity of the bed. RL manufactures approximately 90 different bedliners.

BRAINERD INTERNATIONAL RACEWAY & RESORT, INC. ("BIR") operates a motor sports facility located approximately nine miles northwest of Brainerd, Minnesota. Substantially all of BIR's revenues are obtained from motor sports racing events at the racetrack. BIR schedules racing and other events held at the racetrack during weekends in May through October of each year.

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $5,101,000 at December 31, 2003 to $10,109,000 at March 31, 2004. This increase is primarily related to the reclassification from long term to current, the majority of the balance owed on a related party note-receivable and increases in trade accounts receivable and inventory of $429,000 and $215,000, respectively. Our consolidated current liabilities increased from $1,960,000 at December 31, 2003 to $2,651,000 at March 31, 2004. This increase primarily relates to increases in accounts payable and accrued expenses of $470,000 and $218,000, respectively.

Cash levels remained consistent and were $482,000 at December 31, 2003 as compared to $491,000 at March 31, 2004.

Accounts receivable - trade increased by approximately $429,000 from $821,000 as of December 31, 2003 to $1,250,000 at March 31, 2004, due to increased sales activity associated with the first three months of the fiscal year, as compared to the fourth quarter.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder. The note requires monthly principal and interest payments through February 2005, at which time the unpaid balance is due. The current portion of the note increased by $4,391,000, from $160,000 at December 31, 2003 to $4,551,000 at March 31,
2004 primarily due to the reclassification of amounts from long-term. The note is being paid in accordance with terms.

Federal income taxes receivable of $1,570,000 at March 31, 2004 and December 31, 2003 relates to net operating losses eligible for carryback. We recorded a tax benefit of approximately $1,408,000 in 2003 and for the year ending December 31, 2003. In connection with the completion of our 2002 consolidated Federal income tax return, we elected to employ certain tax strategies resulting in the acceleration of deductions for Federal income tax reporting purposes and increasing the carry back of net operating losses.

Inventories increased by approximately $215,000 from $1,535,000 at December 31, 2003 to $1,750,000 at March 31, 2004 to support the higher bedliner sales volumes normally associated with the first and second quarters of the fiscal year.

Net property, plant and equipment decreased by approximately $288,000 from $11,673,000 at December 31, 2003 to $11,385,000 at March 31, 2004 due to fixed asset additions of $144,000 offset by depreciation for the period of $432,000. Tooling comprised the majority of additions during the period.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $470,000 from $1,136,000 at December 31, 2003 to $1,606,000 at March 31, 2004 due to increased raw material purchases to support higher levels of production and sales activity associated with the first quarter as compared to the fourth quarter.

Accrued expenses increased by $218,000 from $567, 000 at December 31, 2003 to $785,000 at March 31, 2004, primarily due to advanced ticket sales of $336,000 at BIR, offset by the payment of other accrued amounts.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at March 31, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

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

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2004:

                     2005       2006       2007       2008       2009       2010
                   --------   --------   --------   --------   --------   --------
Debt obligations   $260,000   $224,000   $239,000   $206,000   $ 68,000   $     --
Lease agreements    610,000    610,000    607,000    605,000    602,000    400,000
                   --------   --------   --------   --------   --------   --------
     Total         $870,000   $834,000   $846,000   $811,000   $670,000   $400,000
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

RESULTS OF OPERATIONS

Our revenues were $4,670,000 in the three months ended March 31, 2004 compared to $4,388,000 in the same period of 2003. Revenues attributable to RL were $4,569,000 and $4,273,000 for the quarters ended March 31, 2004 and 2003, respectively. BIR's revenues were $101,000 and $115,000 for the quarters ended March 31, 2004 and 2003, respectively. BIR traditionally has little revenue in the first quarter, as the racing season does not begin until May each year.

Cost of sales were $3,937,000 and $3,600,000 for the quarters ended March 31, 2004 and 2003 respectively or 84% and 82% as a percentage of revenue. Cost of sales attributable to RL were $3,492,000 and $3,205,000 for the quarters ended March 31, 2004 and 2003 respectively or 76% and 75% as a percentage of revenue. The increase in RL cost of sales is primarily attributed to less favorable material costs. Gross profit for RL was 24% of sales for the first quarter of 2004 and 25% of sales for the first quarter of 2003. Cost of sales attributable to BIR were $445,000 and $395,000 for the quarters ended March 31, 2004 and 2003, respectively.

Selling, general and administrative expenses were $1,161,000 and $1,013,000 for the quarters ended March 31, 2004 and 2003, respectively, or 25% and 23% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $986,000 and $812,000 for the quarters ended March 31, 2004 and 2003, respectively. RL's selling, general and administrative expenses were relatively fixed overall and increased in total primarily due to certain non-recurring professional fees. Selling, general and administrative expenses for BIR were $175,000 and $201,000 for the three month periods ended March 31, 2004 and 2003 respectively.

Interest expense was $16,000 and $26,000 for the quarters ended March 31, 2004 and 2003, respectively.

Interest income was $94,000 and $98,000 for the quarters ended March 31, 2004 and 2003, respectively.

Rental income was $53,000 and $51,000 for the quarters ended March 31, 2004 and 2003, respectively.

Land development costs were $113,000 and $134,000 for the quarters ending March 31, 2004 and 2003, respectively and are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at March 31, 2004 these deposits have been expensed.

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

OUR TRUCK ACCESSORIES BUSINESS FACES STRONG COMPETITION WHICH COULD AFFECT OUR SALES AND PROFIT MARGINS

We compete for sales of bedliners and other truck accessories against a number of companies. Many of these companies are larger, have greater market recognition and substantially greater financial, technical, marketing, distribution and other resources than we have. Additionally, new and alternative product offerings are increasingly available. While product quality is an important factor, price and features are also very important to our customers. We attempt to manufacture high quality full-featured products, which are cost competitive. We have faced and will continue to face additional competition from new entrants and alternative products into our markets. We cannot be certain that we will be able to compete successfully with existing or new competitors or products.

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

Sales of our truck accessories including bedliners is tied to the North American vehicle industry. The truck industry is highly cyclical and dependent on consumer spending and general economic conditions in North America. We primarily sell our truck accessories in the United States and as result we are solely dependent on the health and vitality of the U. S. economy for our success. There can be no assurance that production of pickup trucks will not decline in the future or that we will be able to fully utilize our manufacturing capacity. Economic factors adversely affecting truck sales and production and consumer spending could adversely impact our sales and operating results.

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

NEW ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's Consolidated Financial Statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 ("FIN 46 (R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities("SPEs")as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on our financial position or results of operations.

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

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

         We filed the following report on Form 8-K during the period covered by this report:

         Form 8-K
         Filing Date          Description

         March 26, 2004       Press release dated March 25, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SPORTS RESORTS INTERNATIONAL, INC.

Dated: May 14, 2004                   By: /s/ Gregory T. Strzynski
                                         ---------------------------------------
                                          Gregory T. Strzynski
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Accounting and Financial Officer of
                                          the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                               March 31    December 31,
                                                                 2004         2003
                                                             (unaudited)    (audited)
                                                             -----------   -----------
ASSETS

CURRENT ASSETS:
  Cash                                                       $   491,239   $   482,128
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and cash
    discounts of $233,000 at March 31, 2004 and $181,000
    at December 31, 2003)                                      1,249,643       820,873
  Note receivable - related party (Note 2)                     4,551,249       160,538
  Federal income taxes receivable (Note 9)                     1,570,234     1,570,234
  Inventories (Note 3)                                         1,750,043     1,534,779
  Other (Note 4)                                                 496,789       532,033
                                                             -----------   -----------

          Total current assets                                10,109,197     5,100,585

PROPERTY, PLANT, AND EQUIPMENT - Net
  (Notes 5 and 7)                                             11,385,096    11,673,250

OTHER ASSETS:
  Note receivable - related party (Note 2)                            --     4,429,654
  Other (Note 6)                                               1,290,991     1,294,119
                                                             -----------   -----------

          Total other assets                                   1,290,991     5,723,773
                                                             -----------   -----------

TOTAL ASSETS                                                 $22,785,284   $22,497,608
                                                             ===========   ===========

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                   March 31,     December 31,
                                                     2004            2003
                                                 (unaudited)      (audited)
                                                 ------------    ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)     $    260,004    $    256,578
  Accounts payable                                  1,605,577       1,135,813
  Accrued expenses (Note 8)                           785,491         567,482
                                                 ------------    ------------

          Total current liabilities                 2,651,072       1,959,873

LONG-TERM DEBT (Note 7)                               737,326         791,194

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,379,703 and
      48,362,953 shares issued and outstanding
      at March 31, 2004 and December 31, 2003,
      respectively                                    483,797         483,629
  Additional paid-in-capital                        5,704,590       5,656,605
  Net advances to related parties (Note 2)           (396,292)       (396,292)
  Retained earnings                                13,604,791      14,002,599
                                                 ------------    ------------

          Total shareholders' equity               19,396,886      19,746,541
                                                 ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                         $ 22,785,284    $ 22,497,608
                                                 ============    ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months Ending
                                             March 31
                                    --------------------------
                                       2004           2003
                                    -----------    -----------
SALES                               $ 4,669,591    $ 4,387,914

COST OF SALES                         3,936,920      3,600,235
                                    -----------    -----------

GROSS PROFIT                            732,671        787,679

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES             1,161,149      1,013,059

NET GAIN ON DISPOSAL
  OF ASSETS                              13,570         28,009
                                    -----------    -----------

LOSS FROM OPERATIONS                   (414,908)      (197,371)

OTHER INCOME (EXPENSE):
  Interest expense                      (16,220)       (25,879)
  Interest income                        93,865         97,748
  Rental income                          52,510         51,256
  Land development costs (Note 5)      (112,569)      (134,270)
  Other                                    (486)           660
                                    -----------    -----------

    Other income (expense), net          17,100        (10,485)
                                    -----------    -----------

LOSS BEFORE INCOME TAX BENEFIT
  (EXPENSE)                            (397,808)      (207,856)

INCOME TAX BENEFIT (EXPENSE)
   (Note 9)                                  --             --
                                    -----------    -----------

NET LOSS                            $  (397,808)   $  (207,856)
                                    ===========    ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Three Months Ending
                                              March 31
                                     --------------------------
                                        2004           2003
                                     -----------    -----------
BASIC AND DILUTED
   LOSS PER SHARE
   (Note 10)

   Net Loss                          $     (0.01)   $     (0.00)
                                     ===========    ===========

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                              48,379,703     48,362,953
   Effect of dilutive securities:
     Common share equivalents,
       common shares issuable upon
       exercise of outstanding
       stock options                          --             --
                                     -----------    -----------

   Diluted                            48,379,703     48,362,953
                                     ===========    ===========

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ending
                                                                               March 31
                                                                        ----------------------
                                                                           2004         2003
                                                                        ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(397,808)   $(207,856)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                    431,788      501,413
         Gain on disposal of property and equipment                       (13,570)     (28,009)
         Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                           (428,770)    (302,040)
           Inventories                                                   (215,264)     208,554
           Other                                                           38,372      102,174
           Accounts payable                                               469,764     (829,269)
           Accrued expenses                                               218,009      124,387
                                                                        ---------    ---------

Net cash provided by (used in) operating activities                       102,521     (430,646)
                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                 (144,024)    (184,889)
    Proceeds from disposal of property and equipment                       13,960       31,130
    Payments received on notes receivable-related party                    38,943       79,455
                                                                        ---------    ---------

Net cash used in investing activities                                     (91,121)     (74,304)
                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                   --      500,000
    Principal payments on long-term debt                                  (50,442)     (25,946)
    Principal payments on obligations under capital leases                     --     (169,711)
    Proceeds from issuance of common stock                                 48,153        3,532
                                                                        ---------    ---------

Net cash (used in) provided by financing activities                        (2,289)     307,875
                                                                        ---------    ---------

INCREASE (DECREASE) IN CASH                                                 9,111     (197,075)

CASH, BEGINNING OF PERIOD                                                 482,128      692,138
                                                                        ---------    ---------

CASH, END OF PERIOD                                                     $ 491,239    $ 495,063
                                                                        =========    =========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                             Three Months Ending
                                                  March 31
                                             -------------------
                                                2004      2003
                                              -------   -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest   $17,048   $22,079
                                              =======   =======

   Cash paid during the period for taxes      $    --   $    --
                                              =======   =======

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 BASIS OF PRESENTATION

         The Company is a Michigan corporation and a holding company with three active wholly owned subsidiaries, Rugged Liner, Inc. ("RL") (formerly The Colonel's Truck Accessories, Inc.), Brainerd International Raceway & Resort, Inc., ("BIR") (formerly the Colonel's Brainerd International Raceway, Inc.) and Raceway 66, Inc. ("Raceway 66"). The Colonel's, Inc. ("The Colonel's") is an inactive subsidiary, having sold all of its assets except for certain land in December 1998. The Company's subsidiaries operate in two segments, truck accessories and sports and entertainment.

         These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 25, 2004. A summary of critical accounting policies is presented beginning on page 10 of the Company's most recent Form 10-K. There have been no material changes in the accounting policies followed by the Company during fiscal year 2004.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's Consolidated Financial Statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

In December 2003, the FASB reissued FIN 46 ("FIN 46 (R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities("SPEs")as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on the Company's financial position or results of operations.

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

         Net Advances to Related Parties

         From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald
         J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at March 31, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

Note 3 INVENTORIES

         Inventories are summarized as follows:

                                                     March 31,  December 31,
                                                       2004         2003
                                                   (unaudited)   (audited)
                                                   -----------   ----------
Finished products                                   $  976,030   $1,030,140
Raw materials                                          707,157      451,280
Other                                                   66,856       53,359
                                                    ----------   ----------

Total                                               $1,750,043   $1,534,779
                                                    ==========   ==========

Note 4 OTHER ASSETS, CURRENT

         Other assets, current is summarized as follows:

                           March 31,        December 31,
                             2004              2003
                         (unaudited)         (audited)
                         -----------       -------------
Prepaid sanction fees      $250,000          $250,000
Other                       246,789           282,033
                           --------          --------

Total                      $496,789          $532,033
                           ========          ========

Note 5 PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized by major classification as follows:

                                           March 31,       December 31,
                                             2004              2003
                                          (unaudited)       (audited)
                                         ------------      ------------
Land and improvements                    $  3,757,629      $  3,760,857
Track                                       1,560,300         1,560,300
Buildings                                   3,278,442         3,278,442
Condominium units                             466,000           466,000
Leasehold improvements                        319,899           319,899
Bleachers & fencing                         1,656,266         1,656,266
Equipment                                   7,452,789         7,451,805
Transportation equipment                    2,028,204         2,078,672
Furniture & fixtures                          697,947           695,372
Tooling                                     4,126,264         3,985,798
                                         ------------      ------------

       Total                               25,343,740        25,253,411
       Less accumulated depreciation      (13,958,644)      (13,580,161)
                                         ------------      ------------

Net property, plant and equipment        $ 11,385,096      $ 11,673,250
                                         ============      ============

         During the first three months of 2004 and 2003, the Company made non-refundable deposits and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at March 31, 2004, these deposits have been expensed and included in land development costs.

Note 6 OTHER ASSETS, LONG-TERM

         Other assets, long-term is summarized as follows:

                               March 31,    December 31,
                                 2004           2003
                              (unaudited)     (audited)
                              -----------   ------------
Rental property               $   75,000     $   75,000
Land held for development      1,137,460      1,137,460
Land contract receivable          74,331         77,458
Other                              4,200          4,201
                              ----------     ----------

Total                         $1,290,991     $1,294,119
                              ==========     ==========

Note 7 LONG TERM DEBT

         Long-term obligations consist of the following:

                                                                             March 31,       December 31,
                                                                                2004            2003
                                                                            (unaudited)       (audited)
                                                                            -----------      -----------
Note payable to a bank, monthly installments of interest at 7.5%
   through October 2003, and monthly payments of principal and interest at 2 -1/2% above prime (effective rate of 6-1/2%.) through
   October 2008; secured by a mortgage on related property                  $   464,224      $   485,770
Mortgage payable to a bank, interest at prime plus 2%, with a floor of 8.0% (effective rate of 8.0% at March 31, 2004 and December 31,
   2003) annual principal payments of $50,000 plus interest due quarterly, through September 2004; secured by
   underlying property                                                           50,000           50,000
Term loans payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
   collateralized by the related transportation equipment                       483,106          512,002
                                                                            -----------      -----------
            Total                                                               997,330        1,047,772
Less current portion                                                           (260,004)        (256,578)
                                                                            -----------      -----------

Long-term                                                                   $   737,326      $   791,194
                                                                            ===========      ===========

Note 8 ACCRUED EXPENSES

         Accrued expenses consist of the following:

                         March 31,  December 31,
                           2004         2003
                       (unaudited)   (audited)
                       -----------   ---------
Accrued settlements      $ 25,829     $ 78,329
Accrued interest            2,559        3,387
Advance ticket sales      335,795           --
Other                     421,308      485,766
                         --------     --------

 Total                   $785,491     $567,482
                         ========     ========

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

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In addition, the Company realized the tax benefit of certain deferred taxes for which there was a valuation allowance. In connection with the completion of its 2002 consolidated Federal income tax return, the Company elected to employ certain tax strategies resulting in the acceleration of deductions for Federal income tax reporting purposes and increasing the carry back allowed under the Act. As a result, the valuation reserve on deferred tax assets was reduced by $1,098,800 during the year ending December 31, 2003.

Note 10 EARNINGS (LOSS) PER SHARE

         Basic earnings (loss) per share is based upon the weighted average number of shares outstanding. Diluted earnings per share assumes the exercise of common stock options when dilutive.

Note 11 STOCK OPTIONS

         The Company has stock-based employee compensation plans, which are described more fully in Note 13 in the Company's 2003 Annual Report. The Company accounts for stock-based compensation consistent with SFAS No. 123, "Accounting for Stock-Based Compensation", and, as permitted by this standard, will continue to apply the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The following illustrates the effect on net income (loss) and earnings
         (loss) per share if the Company applied the fair value recognition provisions of SFAS 123:

                                                     Three Months Ending
                                                          March 31
                                                         (unaudited)
                                                 --------------------------
                                                     2004           2003
                                                 -----------      ---------
Net loss as reported                             $  (397,808)     $(207,856)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for all
  awards, net of tax                                      --         (9,014)
                                                 -----------      ---------

Pro forma net loss                               $  (397,808)     $(216,870)
                                                 ===========      =========

Basic and diluted loss
   per share:
   As reported                                   $     (0.01)     $   (0.00)
   Pro forma                                     $     (0.01)     $   (0.01)

         The estimated fair value as of the date the options were granted during the periods presented, using the Black-Scholes option-pricing model was as follows:

                                            Three Months Ending
                                                 March 31
                                               (unaudited)
                                          ----------------------
                                            2004          2003
                                          ---------    ---------
Risk free interest rate                       4.63%        4.63%
Expected life                              10 years     10 years
Expected volatility                            103%         103%
Dividend yield                                   0%           0%

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

         Financial information segregated by reportable product segment is as follows:

                                      Three Months Ending
                                            March 31
                                          (unaudited)
                                  ----------------------------
                                     2004             2003
                                  -----------      -----------
Sales:
          Truck Accessories       $ 4,568,872      $ 4,272,820
          Raceway                     100,719          115,094
                                  -----------      -----------

          Total                   $ 4,669,591      $ 4,387,914
                                  ===========      ===========

(Loss) Income from Operations
          Truck Accessories       $    97,690      $   257,861
          Raceway                    (512,598)        (455,232)
                                  -----------      -----------

          Total                   $  (414,908)     $  (197,371)
                                  ===========      ===========

                                  EXHIBIT INDEX

Exhibits   DESCRIPTION
--------   -----------
  31.1     Certification of Chief Executive Officer pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002

  31.2     Certification of Chief Financial Officer pursuant to Section
           302 of the Sarbanes-Oxley Act of 2002

  32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
           Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002