Form 10-Q
period 2004-06-30
SPORTS RESORTS INTERNATIONAL INC
filed 2004-08-13
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                                 Yes [ ] No [X]

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of August 2, 2004: 48,399,771

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $5,101,000 at December 31, 2003 to $11,253,000 at June 30, 2004. This increase is primarily related to the reclassification from long term to current, the majority of the balance owed on a related party note-receivable and increases in trade accounts receivable and other current assets of $448,000 and $724,000, respectively. Our consolidated current liabilities increased from $1,960,000 at December 31, 2003 to $3,194,000 at June 30, 2004. This increase primarily relates to increases in accounts payable and accrued expenses of $517,000 and $711,000, respectively.

Cash increased by approximately $2,210,000 from $482,000 at December 31, 2003 to $2,692,000 at June 30,2004 primarily due to the receipt of Federal income tax refunds of $1,570,000. Additionally, the Company received proceeds of $414,000 upon the disposal of an unused warehouse building.

Accounts receivable - trade increased by approximately $448,000 from $821,000 as of December 31, 2003 to $1,269,000 at June 30, 2004, due to increased seasonal sales activity associated with the second quarter of the fiscal year, as compared to the fourth quarter.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder. The note requires monthly principal and interest payments through February 2005, at which time the unpaid balance is due. The current portion of the note increased by $4,351,000, from $161,000 at December 31, 2003 to $4,512,000 at June 30, 2004
primarily due to the reclassification of amounts from long-term. The note is being paid in accordance with terms.

Federal income taxes receivable of $1,570,000 at December 31, 2003 relates to net operating losses available for carryback. During 2003, we completed a cost segregation study during which we reclassified certain assets originally classified as real property into other more appropriate asset categories, which allowed for shorter more accelerated methods of depreciation as allowed by the Internal Revenue Service. As a result of the cost segregation study, we were able to accelerate our deductions for depreciation and increase the carryback of net operating losses during the completion of our 2002 consolidated Federal income tax return. During the second quarter of 2004 we received a refund of $1,570,000 from the amendment of certain prior year returns.

Inventory levels remained consistent and were $1,535,000 at December 31, 2003 as compared to $1,525,000 at June 30, 2004.

Other assets-current increased $724,000 from $532,000 at December 31, 2003 to $1,256,000 primarily due to prepaid sanction fees associated with events to be held at BIR in the third quarter of 2004.

Net property, plant and equipment decreased by approximately $918,000 from $11,673,000 at December 31, 2003 to $10,755,000 at June 30, 2004 due to fixed asset additions of $178,000 offset by depreciation for the period of $866,000 and the disposal of an unused warehouse building with a carrying value of $230,000. Tooling comprised the majority of additions during the period.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $517,000 from $1,136,000 at December 31, 2003 to $1,653,000 at June 30, 2004 due to higher levels of activity associated with the second quarter as compared to the fourth quarter of the fiscal year.

Accrued expenses increased by $711,000 from $567,000 at December 31, 2003 to $1,278,000 at June 30, 2004, primarily due to advanced ticket sales of $888,000 at BIR, offset by the payment of other accrued amounts.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset based on net book value which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at June 30, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

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

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2004:

                     2005       2006       2007       2008       2009       2010
                   --------   --------   --------   --------   --------   --------
Debt obligations   $263,000   $228,000   $243,000   $173,000   $ 39,000   $     --
Lease agreements    610,000    610,000    607,000    605,000    602,000    250,000
                   --------   --------   --------   --------   --------   --------
     Total         $873,000   $838,000   $850,000   $778,000   $641,000   $250,000
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

RESULTS OF OPERATIONS

                                 Six Months Ending   Three Months Ending
                                      June 30              June 30
                                 -----------------   -------------------
                                  2004       2003     2004         2003
                                 ------     ------   ------       ------
Sales                             100%       100%     100%          100%
Cost of Sales                      84         82       85            83
Selling, General and
   Administrative Expenses         22         22       20            21
Land Development Costs              2          2        1             1
Net Gain on Disposal of Assets      2          1        3             1
Loss from Operations                6          5        2             3
Other Income                        2          2        1             1
Net Loss                            4          3        1             2

Our revenues were $5,720,000 in the three months ended June 30, 2004 compared to $5,772,000 in the same period of 2003. Revenues attributable to RL were $4,898,000 and $5,030,000 for the quarters ended June 30, 2004 and 2003, respectively. The 3% decrease in RL's sales is attributable to a slight softening in customer demand. BIR's revenues were $822,000 and $742,000 for the quarters ended June 30, 2004 and 2003, respectively. The increase in BIR's revenue from 2003 to 2004 is primarily due to higher prices charged on fuel sales at our Raceway 66 convenience store operation because of higher fuel costs.

Revenues were $10,442,000 and $10,211,000 for the six month periods ending June 30, 2004 and 2003, respectively. Revenues for RL were $9,512,000 and $9,326,000 for the six month periods ending June 30, 2004 and 2003, respectively. The slight increase in RL's revenues overall from 2003 to 2004 is primarily due to a reduction in sales incentives offered to new customers. BIR's revenues were $930,000 and $885,000 for the same periods for the same reason as described above.

Cost of sales were $4,838,000 and $4,784,000 for the quarters ended June 30, 2004 and 2003 respectively or 85% and 83% of revenue. Cost of sales attributable to RL were $3,670,000 and $3,773,000 for the quarters ended June 30, 2004 and 2003 respectively or 75% of revenue for both periods. RL's cost of sales remained consistent primarily due to consistent prices in plastic resin, the material used to manufacture bedliners. Gross profit for RL was 25% of sales for the second quarters of 2004 and 2003. Cost of sales attributable to BIR were $1,168,000 and $1,011,000 for the quarters ended June 30, 2004 and 2003, respectively. The increase in BIR's cost of sales from 2003 to 2004 is primarily due to higher costs for fuel sold at our Raceway 66 convenience store operation.

Cost of sales for the six month periods ended June 30, 2004 and 2003 were $8,775,000 and $8,384,000, respectively for the same reasons as described above. Cost of sales attributable to RL were $7,162,000 and $6,978,000 for the six month periods ended June 30, 2004 and 2003, respectively or 75% of revenues for both periods. Cost of sales attributable to BIR for the six month periods ended June 30, 2004 and 2003 were $1,613,000 and $1,406,000, respectively.

Selling, general and administrative expenses remained consistent and were $1,135,000 and $1,184,000 for the quarters ended June 30, 2004 and 2003, respectively, or 20% and 21% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $865,000 and $927,000 for the quarters ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses for BIR were $270,000 and $257,000 for the three month periods ended June 30, 2004 and 2003 respectively.

Selling, general and administrative expenses were $2,297,000 and $2,197,000 for the six month periods ended June 30, 2004 and 2003, respectively or 22% of revenues for both periods. Selling, general and administrative expenses attributed to RL were $1,851,000 and $1,739,000 for the six month periods ended June 30, 2004 and 2003, respectively. Selling, general and administrative expenses for BIR were $446,000 and $458,000 for the six month periods ended June 30, 2004 and 2003, respectively.

Land development costs were $57,000 and $65,000 for the quarters ended June 30, 2004 and 2003, respectively and $170,000 and $200,000 for the six month periods ended June 30, 2004 and 2003, respectively. Land development costs are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at June 30, 2004 these amounts have been expensed.

Net gain on disposal of assets was $185,000 for the quarter ended June 30, 2004 and is related to the sale of an unused warehouse facility. We recorded a net gain of $70,000 in the same period of 2003, principally related to the sale of unused land at our BIR facility.

Net gain on disposal of assets was $198,000 and $98,000 for the six month periods ended June 30, 2004 and 2003, respectively, principally for the same reasons described above.

Interest expense in the second quarter of 2004 decreased by $11,000 from the second quarter of 2003 due to the reduction of outstanding debt. Interest expense in the six month period ending June 30, 2004 decreased by $21,000 from the same period in 2003 for the same reason.

Interest income was $94,000 and $97,000 for the quarters ended June 30, 2004 and 2003, respectively, and $188,000 and $195,000 for the six month periods ended June 30, 2004 and 2003, respectively.

RISK FACTORS

GENERAL

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN ONE SHAREHOLDER, WHO IS ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

Donald J. Williamson, our majority shareholder and his wife, Patsy Williamson, own approximately 96% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all shareholders.

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

In December 2003, the FASB reissued Fin 46 ("FIN 46 (R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on our financial position or results of operations.

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

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      We filed the following reports on Form 8-K during the period covered by this report:

      Form 8-K
      Filing Date    Description
      -----------    -----------
      May 5, 2004    Press release dated May 3, 2004 announcing that the
                     Company met with officials from the State of Michigan's
                     Office of Racing Commissioner.

      May 10, 2004   Press release dated May 7, 2004 announcing the appointment of Salvatore P. Semola to the Board of Directors.

      May 17, 2004   Press release dated May 14, 2004 announcing the Company's
                     results for the quarter ending March 31, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPORTS RESORTS INTERNATIONAL, INC.

Dated: August 12, 2004                 By: /s/ Gregory T. Strzynski
                                          --------------------------------------
                                           Gregory T. Strzynski
                                           Chief Financial Officer
                                           (Duly Authorized Officer and
                                           Principal Accounting and
                                           Financial Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                      June 30     December 31,
                                                       2004           2003
                                                    (unaudited)    (audited)
                                                    -----------   ------------
ASSETS

CURRENT ASSETS:
  Cash                                              $ 2,691,757   $    482,128
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
    and cash discounts of $235,000
    at June 30, 2004 and $181,000
    at December 31, 2003)                             1,268,860        820,873
  Note receivable - related party (Note 2)            4,511,523        160,538
  Federal income taxes receivable (Note 9)                   --      1,570,234
  Inventories (Note 3)                                1,524,694      1,534,779
  Other (Note 4)                                      1,255,748        532,033
                                                    -----------   ------------
          Total current assets                       11,252,582      5,100,585

PROPERTY, PLANT, AND EQUIPMENT - Net                 10,755,181     11,673,250
  (Notes 5 and 7)
OTHER ASSETS:
  Note receivable - related party (Note 2)                   --      4,429,654
  Other (Note 6)                                      1,287,800      1,294,119
                                                    -----------   ------------
          Total other assets                          1,287,800      5,723,773
                                                    -----------   ------------
TOTAL ASSETS                                        $23,295,563   $ 22,497,608
                                                    ===========   ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                         June 30       December 31,
                                                          2004            2003
                                                       (unaudited)      (audited)
                                                       ------------    ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)           $    263,431    $    256,578
  Accounts payable                                        1,652,514       1,135,813
  Accrued expenses (Note 8)                               1,278,147         567,482
                                                       ------------    ------------
          Total current liabilities                       3,194,092       1,959,873

LONG-TERM DEBT (Note 7)                                     682,723         791,194

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,399,771 and
      48,362,953 shares issued and outstanding at
      June 30, 2004 and December 31, 2003,
      respectively                                          483,997         483,629
  Additional paid-in-capital                              5,775,068       5,656,605
  Net advances to related parties (Note 2)                 (396,292)       (396,292)
  Retained earnings                                      13,555,975      14,002,599
                                                       ------------    ------------
             Total shareholders' equity                  19,418,748      19,746,541
                                                       ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 23,295,563    $ 22,497,608
                                                       ============    ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Six Months Ending              Three Months Ending
                                           June 30                         June 30
                                 ----------------------------    ----------------------------
                                     2004            2003            2004            2003
                                 ------------    ------------    ------------    ------------
SALES                            $ 10,441,815    $ 10,211,021    $  5,719,714    $  5,771,851

COST OF SALES                       8,775,315       8,384,181       4,838,395       4,783,947
                                 ------------    ------------    ------------    ------------
GROSS PROFIT                        1,666,500       1,826,840         881,319         987,904

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES           2,296,509       2,196,804       1,135,360       1,183,742

LAND DEVELOPMENT
   COSTS (Note 5)                     169,773         199,592          57,204          65,322

NET GAIN ON DISPOSAL
  OF ASSETS (Note 5)                  198,333          97,981         184,763          69,972
                                 ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                 (601,449)       (471,575)       (126,482)       (191,188)

OTHER INCOME (EXPENSE):
  Interest expense                    (32,512)        (53,053)        (16,292)        (27,176)
  Interest income                     188,020         194,663          94,155          96,915
  Other                                  (683)          3,090            (197)          2,431
                                 ------------    ------------    ------------    ------------
    Other income, net                 154,825         144,700          77,666          72,170
                                 ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAX BENEFIT
  (EXPENSE)                          (446,624)       (326,875)        (48,816)       (119,018)

INCOME TAX BENEFIT (EXPENSE)
   (Note 9)                                --              --              --              --
                                 ------------    ------------    ------------    ------------
NET LOSS                         $   (446,624)   $   (326,875)   $    (48,816)   $   (119,018)
                                 ============    ============    ============    ============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Six Months Ending              Three Months Ending
                                           June 30                         June 30
                                 ----------------------------    ----------------------------
                                     2004            2003            2004            2003
                                 ------------    ------------    ------------    ------------
BASIC AND DILUTED
 LOSS PER SHARE
 (Note 10)

 Net Loss                        $      (0.01)   $      (0.01)   $      (0.00)   $      (0.00)
                                 ============    ============    ============    ============
WEIGHTED AVERAGE COMMON
 SHARES
 Basic                             48,378,741      48,362,953      48,388,746      48,362,953
 Effect of dilutive securities:
  Common share equivalents,
   common shares issuable upon
   exercise of outstanding
   stock options                           --              --              --              --
                                 ------------    ------------    ------------    ------------
 Diluted                           48,378,741      48,362,953      48,388,746      48,362,953
                                 ============    ============    ============    ============

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ending
                                                                                 June 30
                                                                        --------------------------
                                                                           2004           2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $  (446,624)   $  (326,875)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                      866,119      1,064,243
         Gain on disposal of property and equipment                        (198,333)       (97,981)
         Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                             (447,987)      (289,392)
           Income taxes receivable                                        1,570,234             --
           Inventories                                                       10,085        252,911
           Other                                                           (717,396)      (859,641)
           Accounts payable                                                 516,701       (134,730)
           Accrued expenses                                                 710,665        715,673
                                                                        -----------    -----------
Net cash provided by operating activities                                 1,863,464        324,208
                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                   (178,274)      (612,837)
    Proceeds from disposal of property and equipment                        428,557        113,591
    Payments received on notes receivable-related party                      78,669        116,137
                                                                        -----------    -----------
Net cash provided by (used in) investing activities                         328,952       (383,109)
                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from borrowings                                                     --        535,621
    Principal payments on long-term debt                                   (101,618)       (52,923)
    Principal payments on obligations under capital leases                       --       (407,326)
    Proceeds from exercise of stock options                                 118,831        711,038
                                                                        -----------    -----------
Net cash provided by financing activities                                    17,213        786,410
                                                                        -----------    -----------
INCREASE IN CASH                                                          2,209,629        727,509

CASH, BEGINNING OF PERIOD                                                   482,128        692,138
                                                                        -----------    -----------
CASH, END OF PERIOD                                                     $ 2,691,757    $ 1,419,647
                                                                        ===========    ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six Months Ending
                                                                                 June 30
                                                                        --------------------------
                                                                           2004           2003
                                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                             $    37,069    $    47,031
                                                                        ===========    ===========
   Cash paid during the period for taxes                                $        --    $        --
                                                                        ===========    ===========

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

         Reclassifications - Certain amounts from prior periods have been reclassified to conform to the current presentation.

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

         In December 2003, the FASB reissued Fin 46 ("FIN46 (R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on the Company's financial position or results of operations.

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

         Net Advances to Related Parties

         From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald
         J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset based on net book value which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at June 30, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective June 30, 2002.

Note 3   INVENTORIES

         Inventories are summarized as follows:

                      June 30,   December 31,
                       2004          2003
                    (unaudited)    (audited)
                    -----------  ------------
Finished products   $   973,260  $  1,030,140
Raw materials           480,312       451,280
Other                    71,122        53,359
                    -----------  ------------
Total               $ 1,524,694  $  1,534,779
                    ===========  ============

Note 4   OTHER ASSETS, CURRENT

         Other assets, current is summarized as follows:

                          June 30,   December 31,
                           2004          2003
                        (unaudited)    (audited)
                        -----------  ------------
Prepaid sanction fees   $   900,213  $    250,000
Other                       355,535       282,033
                        -----------  ------------
Total                   $ 1,255,748  $    532,033
                        ===========  ============

Note 5   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment is summarized by major classification as follows:

                                         June 30,      December 31,
                                           2004            2003
                                        (unaudited)      (audited)
                                       ------------    ------------
Land and improvements                  $  3,757,629    $  3,760,857
Track                                     1,560,300       1,560,300
Buildings                                 2,928,442       3,278,442
Condominium units                           466,000         466,000
Leasehold improvements                      319,899         319,899
Bleachers & fencing                       1,656,266       1,656,266
Equipment                                 7,468,566       7,451,805
Transportation equipment                  2,028,204       2,078,672
Furniture & fixtures                        697,947         695,372
Tooling                                   4,144,736       3,985,798
                                       ------------    ------------
       Total                             25,027,989      25,253,411
       Less accumulated depreciation    (14,272,808)    (13,580,161)
                                       ------------    ------------
Net property, plant and equipment      $ 10,755,181    $ 11,673,250
                                       ============    ============

         The Company sold an unused warehouse building with a carrying value of approximately $230,000 and recognized a gain of $184,000 in the second quarter of 2004.

         During the first six months of 2004 and 2003, the Company made non-refundable deposits and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at June 30, 2004, these deposits have been expensed and included in land development costs.

         Subsequent to June 30, 2004 the Company purchased approximately 38 acres of land in Mount Morris Township which had been under agreement to purchase for $750,000.

Note 6   OTHER ASSETS, LONG-TERM

         Other assets, long-term is summarized as follows:

                              June 30,      December 31,
                                2004           2003
                             (unaudited)      (audited)
                            ------------    ------------
Rental property             $      75,000   $      75,000
Land held for development       1,137,460       1,137,460
Land contract receivable           71,140          77,458
Other                               4,200           4,201
                            -------------   -------------
Total                       $   1,287,800   $   1,294,119
                            =============   =============

Note 7   LONG TERM DEBT

         Long-term obligations consist of the following:

                                                                            June 30,        December 31,
                                                                              2004             2003
                                                                           (unaudited)       (audited)
                                                                          -------------    -------------
Note payable to a bank, monthly installments of interest at 7.5%
   through October 2003, and monthly payments of principal and interest at 2 - 1/2% above prime (effective rate of 6 - 3/4 % and 6 - 1/2%
   at June 30, 2004 and December 31, 2004, respectively) through
   October 2008; secured by a mortgage on related property                $     442,403    $     485,770
Mortgage payable to a bank, interest at prime plus 2%, with a floor of 8.0% (effective rate of 8.0% at June 30, 2004 and December 31,
   2003) annual principal payments of $50,000 plus interest due quarterly, through September 2004; secured by
   underlying property                                                           50,000           50,000
Term loans payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
   collateralized by the related transportation equipment                       453,751          512,002
                                                                          -------------    -------------
            Total                                                               946,154        1,047,772
Less current portion                                                           (263,431)        (256,578)
                                                                          -------------    -------------
Long-term                                                                 $     682,723    $     791,194
                                                                          =============    =============

Note 8   ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                          June 30,      December 31,
                                            2004           2003
                                         (unaudited)      (audited)
                                        ------------    ------------
Accrued settlements                     $         --    $     78,329
Accrued interest                               2,559           3,387
Royalties                                     76,156         151,053
Professional fees                             53,525         180,000
Advance ticket sales/deferred revenue        887,904              --
Other                                        258,003         154,713
                                        ------------    ------------
 Total                                  $  1,278,147    $    567,482
                                        ============    ============

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

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In addition, the Company realized the tax benefit of certain deferred taxes for which there was a valuation allowance. In 2003 the Company performed a cost segregation study. A cost segregation study reclassifies assets originally classified as real property into other more appropriate asset categories which allow for shorter, more accelerated methods of depreciation as allowed by the Internal Revenue Service. Accordingly, the Company was able to accelerate its depreciation deduction for Federal income tax reporting purposes and increase the carry back allowed under the Act in connection with the completion of its 2002 consolidated Federal income tax return. As a result, the valuation reserve on deferred tax assets was reduced by $1,098,800 during year ending December 31, 2003. In connection with the passage of this legislation and the performance of the cost segregation study, the Company amended certain of its prior year returns. The Company received a refund of $1,570,234 in the second quarter of 2004 from its amended returns.

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

                                             Six Months Ending            Three Months Ending
                                                 June 30                       June 30
                                               (unaudited)                   (unaudited)
                                        --------------------------    --------------------------
                                           2004           2003           2004           2003
                                        -----------    -----------    -----------    -----------
Net loss as reported                    $  (446,624)   $  (326,875)   $   (48,816)   $  (119,018)
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax                               --         (9,014)            --             --
                                        -----------    -----------    -----------    -----------
Pro forma net loss                      $  (446,624)   $  (335,889)   $   (48,816)   $  (119,018)
                                        ===========    ===========    ===========    ===========
Basic and diluted loss per share:
   As reported                          $     (0.01)   $     (0.01)   $     (0.00)   $     (0.00)
   Pro forma                            $     (0.01)   $     (0.01)   $     (0.00)   $     (0.00)

         No options were granted during the periods presented.

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

         Financial information segregated by reportable product segment is as follows:

                                      Six Months Ending             Three Months Ending
                                          June 30                         June 30
                                        (unaudited)                     (unaudited)
                                ----------------------------    ----------------------------
                                    2004            2003            2004            2003
                                ------------    ------------    ------------    ------------
Sales:
   Truck Accessories            $  9,511,993    $  9,325,987    $  4,898,121    $  5,029,795
   Raceway                           929,822         885,034         821,593         742,056
                                ------------    ------------    ------------    ------------
   Total                        $ 10,441,815    $ 10,211,021    $  5,719,714    $  5,771,851
                                ============    ============    ============    ============

(Loss) Income from Operations
   Truck Accessories            $    520,664    $    430,702    $    490,543    $    283,740
   Raceway                        (1,122,113)       (902,277)       (617,025)       (474,928)
                                ------------    ------------    ------------    ------------
   Total                        $   (601,449)   $   (471,575)   $   (126,482)   $   (191,188)
                                ============    ============    ============    ============

                                  Exhibit Index

 No.                              Description
----                              -----------
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
