Form 10-Q
period 2004-09-30
SPORTS RESORTS INTERNATIONAL INC
filed 2004-11-12
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

                                 Yes [ ] No [X]

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 4, 2004: 48,399,771

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

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $5,101,000 at December 31, 2003 to $9,282,000 at September 30, 2004. This increase is primarily related to the reclassification from long term to current, the majority of the balance owed on a related party note-receivable. Our consolidated current liabilities remained consistent and were $1,960,000 at December 31, 2003 and $1,879,000 at September 30, 2004.

Cash increased by approximately $1,034,000 from $482,000 at December 31, 2003 to $1,516,000 at September 30,2004 primarily due to the receipt of Federal income tax refunds of $1,570,000 and $414,000 received upon the disposal of an unused warehouse building in the second quarter of 2004, offset by the purchase of 40 acres of vacant land in Mt. Morris Township, Michigan for $752,000. We exercised options to purchase the land as part of our proposed sports and entertainment complex.

Accounts receivable - trade increased by approximately $326,000 from $821,000 as of December 31, 2003 to $1,147,000 at September 30, 2004, primarily due to amounts owed relative to a major event held at BIR in the third quarter of 2004.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from our majority shareholder. The note requires monthly principal and interest payments through February 2005, at which time the unpaid balance is due. The current portion of the note increased by $4,310,000, from $161,000 at December 31, 2003 to $4,471,000 at September 30,
2004 primarily due to the reclassification of amounts from long-term. The note is being paid in accordance with terms.

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

Inventory levels increased by $266,000, from $1,535,000 at December 31, 2003 to $1,801,000 at September 30, 2004 primarily due to softening in demand for our bedliner products.

Other assets-current decreased $185,000 from $532,000 at December 31, 2003 to $347,000 primarily due to the expense of prepaid sanction fees associated with events held at BIR in the third quarter of 2004.

Net property, plant and equipment decreased by approximately $1,265,000 from $11,673,000 at December 31, 2003 to $10,408,000 at September 30, 2004 due to
fixed asset additions of $289,000 offset by depreciation for the period of $1,324,000 and the disposal of an unused warehouse building with a carrying value of $230,000. Tooling comprised the majority of additions during the period.

Other assets - long term increased from $1,294,000 at December 31, 2003 to $2,036,000 at September 30, 2004 due to the purchase of 40 acres of vacant land in connection with our proposed complex in Mt. Morris Township, Michigan

LIABILITIES AND EQUITY

Accounts payable increased by approximately $148,000 from $1,136,000 at December 31, 2003 to $1,284,000 at September 30, 2004 primarily due to amounts owed relative to a major event held at BIR in the third quarter of 2004.

Accrued expenses decreased by $188,000 from $567,000 at December 31, 2003 to $379,000 at September 30, 2004, primarily due to the payment of accrued amounts provided for.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset based on net book value, which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at September 30, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances to or on behalf of affiliated entities effective September 30, 2002.

OUTSTANDING LOANS AND CONTRACTUAL COMMITMENTS

We entered into a term loan in August 1999 in the amount of $403,000. This loan was secured by a permanent grandstand addition and required annual principal payments of $100,675, plus 9% interest, through August 2003 at which time this loan was paid in full. We also had a term loan, which was secured by property and required quarterly interest payments at 2% above the prime rate, subject to a minimum rate of 8%. In August of 2004 the loan was paid in full.

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

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2.5% above prime (effective rate of 7.25% at September 30, 2004) through October 2008.

We lease our Owosso, Michigan facility from an affiliated entity controlled by Donald J. and Patsy L. Williamson, our majority shareholders. We are also responsible for all taxes, insurance and maintenance expenses related to the facility.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2004:

                            2005           2006           2007             2008           2009          2010
                       --------------  -------------  -------------   -------------  ------------  ---------------
Debt obligations       $      217,000  $     229,000  $     245,000   $     136,000  $     17,000  $            --
Lease agreements              610,000        610,000        607,000         603,000       600,000          100,000
                       --------------  -------------  -------------   -------------  ------------  ---------------
     Total             $      827,000  $     839,000  $     852,000   $     739,000  $    617,000  $       100,000
                       ==============  =============  =============   =============  ============  ===============

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

RESULTS OF OPERATIONS

                                     Nine Months Ending            Three Months Ending
                                        September 30                 September 30
                                     ------------------           ---------------------
                                     2004          2003           2004             2003
                                     ----          ----           ----             ----
Sales                                 100%          100%           100%             100%
Cost of Sales                          85            82             87               82
Selling, General and
   Administrative Expenses             19            18             15               14
Land Development Costs                  1             2              1                1
Net Gain on Disposal of Assets          1             1             --               --
(Loss) Income from Operations          (5)           (1)            (4)               3
Other Income                            1             1              1                1
Income Tax Benefit                     --             4             --                8
Net (Loss) Income                      (4)            3             (3)              12

Our revenues were $7,078,000 in the three months ended September 30, 2004 compared to $8,018,000 in the same period of 2003. Revenues attributable to RL were $3,649,000 and $4,881,000 for the quarters ended September 30, 2004 and 2003, respectively. The decrease in RL's sales is attributable to a softening in customer demand for its bedliner products. BIR's revenues were $3,429,000 and $3,137,000 for the quarters ended September 30, 2004 and 2003, respectively. The increase in BIR's revenue from 2003 to 2004 is primarily due to additional signage and sponsorship revenue received in 2004.

Revenues were $17,520,000 and $18,229,000 for the nine month periods ending September 30, 2004 and 2003, respectively for the same reasons as above. Revenues for RL were $13,161,000 and $14,207,000 for the nine month periods ending September 30, 2004 and 2003, respectively. BIR's revenues were $4,359,000 and $4,022,000 for the same periods.

Cost of sales were $6,186,000 and $6,611,000 for the quarters ended September 30, 2004 and 2003 respectively or 87% and 82% of revenue. Cost of sales attributable to RL were $3,151,000 and $3,630,000 for the quarters ended September 30, 2004 and 2003 respectively or 86% and 74% of revenue. RL's cost of sales increased as a percentage of sales due to the reduction in sales described above and fixed manufacturing and overhead costs. Gross profit for RL was 14% and 26% of sales for the third quarters of 2004 and 2003, respectively. Cost of sales attributable to BIR remained consistent and were $3,035,000 and $2,981,000 for the quarters ended September 30, 2004 and 2003, respectively.

Cost of sales for the nine month periods ended September 30, 2004 and 2003 were $14,961,000 and $14,995,000, respectively. Cost of sales attributable to RL were $10,313,000 and $10,608,000 for the nine month periods ended September 30, 2004 and 2003, respectively or 78% and 75% of revenue for the same reasons as described above. Cost of sales attributable to BIR for the nine month periods ended September 30, 2004 and 2003 were $4,648,000 and $4,387,000, respectively. The increase in BIR's cost of sales from 2003 to 2004 is primarily due to higher costs for fuel sold at our Raceway 66 convenience store operation.

Selling, general and administrative expenses remained consistent and were $1,092,000 and $1,090,000 for the quarters ended September 30, 2004 and 2003, respectively, or 15% and 14% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $841,000 and $819,000 for the quarters ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses for BIR were $251,000 and $271,000 for the quarters ended September 30, 2004 and 2003 respectively.

Selling, general and administrative expenses were $3,389,000 and $3,286,000 for the nine month periods ended September 30, 2004 and 2003, respectively or 19% and 18% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $2,692,000 and $2,557,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Selling, general and administrative expenses for BIR were $697,000 and $729,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

Land development costs were $79,000 and $91,000 for the quarters ended September 30, 2004 and 2003, respectively and $249,000 and $291,000 for the nine month periods ended September 30, 2004 and 2003, respectively. Land development costs are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. The extended agreements are for periods of four to six months. Since financing for development of the project was not in place at September 30, 2004 these amounts have been expensed.

There was no significant net gain (loss) on disposal of fixed assets in the quarters ended September 30, 2004 and 2003. Net gain on disposal of assets was $198,000 for the nine month period ended September 30, 2004 and relates to the sale of an unused warehouse facility. We recorded a net gain of $104,000 in the same period of 2003, principally related to the sale of unused land at our BIR facility.

Interest expense in the third quarter of 2004 decreased by $6,000 from the third quarter of 2003 due to the reduction of outstanding debt. Interest expense in the nine month period ending September 30, 2004 decreased by $27,000 from the same period in 2003 for the same reason.

Interest income was $96,000 and $97,000 for the quarters ended September 30, 2004 and 2003, respectively, and $284,000 and $292,000 for the nine month periods ended September 30, 2004 and 2003, respectively.

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

WE MAY INCUR LIABILITY FOR PERSONAL INJURIES

Racing events can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that in our judgement are sufficient to protect us from material financial loss due to liability for personal injuries sustained by, or death of, spectators in the ordinary course of our business. Our insurance may not be adequate or available at all times and in all circumstances. In the event damages for injuries sustained by our spectators exceed our liability coverage or our insurance company denies coverage, our financial condition, results of operations and cash flows could be adversely affected to the extent claims and associated expenses exceed our insurance recoveries.

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

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On October 12, 2004 a complaint filed by UBUY Holdings, Inc. and Steven Bazsuly against the Company and Donald J. Williamson, our majority shareholder was dismissed. The complaint, which was originally filed on June 16, 2003 in the Untied States District Court for the Southern District of Florida (case No. 03-61165) involved the termination of a non-binding letter of intent entered into in the first quarter of 2000, pursuant to which the Company was to invest in UBUY Holdings, Inc. The complaint sought damages in excess of $75,000.

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

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      We filed the following reports on Form 8-K during the period covered by this report:

Form 8-K
Filing Date            Description
-----------            -----------
August 13, 2004        Press release dated August 13, 2004 announcing the Company's results for the quarter ending June 30, 2004.

September 22, 2004     Press release dated September 20, 2004 announcing that buy out discussions between the
                       Company and its majority shareholder had been terminated.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SPORTS RESORTS INTERNATIONAL, INC.

Dated: November 11, 2004        By: /s/ Gregory T. Strzynski
                                   -------------------------------------------
                                    Gregory T. Strzynski
                                    Chief Financial Officer
                                    (Duly Authorized Officer and Principal
                                    Accounting and Financial Officer of the
                                    Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                         September 30,           December 31,
                                                                            2004                     2003
                                                                         (unaudited)               (audited)
                                                                       ----------------        ----------------
ASSETS

CURRENT ASSETS:
  Cash                                                                 $      1,516,328        $        482,128
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and cash
    discounts of $193,000 at September 30, 2004 and $181,000
    at December 31, 2003)                                                     1,146,669                 820,873
  Note receivable - related party (Note 2)                                    4,470,996                 160,538
  Federal income taxes receivable (Note 9)                                           --               1,570,234
  Inventories (Note 3)                                                        1,800,781               1,534,779
  Other (Note 4)                                                                347,085                 532,033
                                                                       ----------------        ----------------
          Total current assets                                                9,281,859               5,100,585

PROPERTY, PLANT, AND EQUIPMENT - Net                                         10,407,722              11,673,250
  (Notes 5 and 7)

OTHER ASSETS:
  Note receivable - related party (Note 2)                                           --               4,429,654
  Other (Note 6)                                                              2,036,435               1,294,119
                                                                       ----------------        ----------------

          Total other assets                                                  2,036,435               5,723,773
                                                                       ----------------        ----------------

TOTAL ASSETS                                                           $     21,726,016        $     22,497,608
                                                                       ================        ================

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                       September 30,   December 31,
                                                          2004            2003
                                                       (unaudited)      (audited)
                                                       ------------    ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)           $    216,623    $    256,578
  Accounts payable                                        1,284,056       1,135,813
  Accrued expenses (Note 8)                                 378,732         567,482
                                                       ------------    ------------

          Total current liabilities                       1,879,411       1,959,873

LONG-TERM DEBT (Note 7)                                     627,626         791,194

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,399,771 and 48,362,953
      shares issued and outstanding at September 30,
      2004 and December 31, 2003, respectively              483,997         483,629
  Additional paid-in-capital                              5,775,068       5,656,605
  Net advances to related parties (Note 2)                 (396,292)       (396,292)
  Retained earnings                                      13,356,206      14,002,599
                                                       ------------    ------------

             Total shareholders' equity                  19,218,979      19,746,541
                                                       ------------    ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY               $ 21,726,016    $ 22,497,608
                                                       ============    ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                     Nine Months Ending            Three Months Ending
                                        September 30                   September 30
                                ----------------------------    --------------------------
                                    2004            2003           2004            2003
                                ------------    ------------    -----------    -----------

SALES                           $ 17,520,302    $ 18,229,191    $ 7,078,487    $ 8,018,170

COST OF SALES                     14,960,830      14,995,131      6,185,515      6,610,950
                                ------------    ------------    -----------    -----------

GROSS PROFIT                       2,559,472       3,234,060        892,972      1,407,220

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES          3,388,972       3,286,457      1,092,463      1,089,653

LAND DEVELOPMENT
   COSTS (Note 5)                    248,842         290,512         79,069         90,920

NET GAIN (LOSS) ON DISPOSAL
  OF ASSETS (Note 5)                 198,282         104,296            (51)         6,315
                                ------------    ------------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS       (880,060)       (238,613)      (278,611)       232,962

OTHER INCOME (EXPENSE):
  Interest expense                   (51,322)        (77,940)       (18,810)       (24,887)
  Interest income                    284,416         291,655         96,396         96,992
  Other                                  573           3,567          1,256            477
                                ------------    ------------    -----------    -----------

    Other income, net                233,667         217,282         78,842         72,582
                                ------------    ------------    -----------    -----------

(LOSS) INCOME BEFORE INCOME
  TAX BENEFIT                       (646,393)        (21,331)      (199,769)       305,544

INCOME TAX BENEFIT (Note 9)               --         638,223             --        638,223
                                ------------    ------------    -----------    -----------

NET (LOSS) INCOME               $   (646,393)   $    616,892    $  (199,769)   $   943,767
                                ============    ============    ===========    ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                        Nine Months Ending        Three Months Ending
                                          September 30               September 30
                                     -----------------------   ------------------------
                                        2004          2003        2004          2003
                                     ----------   ----------   ----------   -----------
BASIC AND DILUTED
   (LOSS) EARNINGS PER SHARE
   (Note 10)

   Net (Loss) Income                 $    (0.01)  $     0.01   $    (0.00)  $      0.02
                                     ==========   ==========   ==========   ===========

WEIGHTED AVERAGE COMMON SHARES

   Basic                             48,385,802   48,362,953   48,399,771    48,362,953
   Effect of dilutive securities:
     Common share equivalents,
       common shares issuable upon
       exercise of outstanding
       stock options                         --       88,479           --        70,395
                                     ----------   ----------   ----------   -----------

   Diluted                           48,385,802   48,451,432   48,399,771    48,433,348
                                     ==========   ==========   ==========    ==========

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ending
                                                                              September 30
                                                                        --------------------------
                                                                           2004            2003
                                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net (loss) income                                                   $  (646,393)   $   616,892
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                    1,324,652      1,515,557
         Gain on disposal of property and equipment                        (198,282)      (104,296)
         Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                             (325,796)      (288,626)
           Income taxes receivable/payable                                1,570,234       (639,242)
           Inventories                                                     (266,002)       169,141
           Other                                                            194,522        645,127
           Accounts payable                                                 148,243       (866,361)
           Accrued expenses                                                (188,750)      (349,042)
                                                                        -----------    -----------

Net cash provided by operating activities                                 1,612,428        699,150
                                                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Capital expenditures                                                   (289,348)    (1,246,161)
    Purchase of land held for development                                  (751,890)            --
    Proceeds from disposal of property and equipment                        428,506        119,958
    Payments received on notes receivable-related party                     119,196        153,557
                                                                        -----------    -----------

Net cash used in investing activities                                      (493,536)      (972,646)
                                                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from borrowings                                                     --        535,621
    Principal payments on long-term debt                                   (203,523)      (231,602)
    Principal payments on obligations under capital leases                       --       (407,326)
    Proceeds from exercise of stock options                                 118,831        711,155
                                                                        -----------    -----------

Net cash (used in) provided by financing activities                         (84,692)       607,848
                                                                        -----------    -----------

INCREASE IN CASH                                                          1,034,200        334,352

CASH, BEGINNING OF PERIOD                                                   482,128        692,138
                                                                        -----------    -----------

CASH, END OF PERIOD                                                     $ 1,516,328    $ 1,026,490
                                                                        ===========    ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Nine Months Ending
                                                                               September 30
                                                                        --------------------------
                                                                           2004           2003
                                                                        -----------    -----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid during the period for interest                             $    52,303    $    76,773
                                                                        -----------    -----------

   Cash paid during the period for taxes                                $        --    $        --
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

       Net Advances to Related Parties

       From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset based on net book value which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at September 30, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances to or on behalf of affiliated entities effective September 30, 2002.

Note 3 INVENTORIES

       Inventories are summarized as follows:

                   September 30,  December 31,
                       2004           2003
                    (unaudited)    (audited)
                   -------------  ------------
Finished products  $   1,018,534  $  1,030,140
Raw materials            717,571       451,280
Other                     64,676        53,359
                   -------------  ------------

Total              $   1,800,781  $  1,534,779
                   =============  ============

Note 4 OTHER ASSETS, CURRENT

        Other assets, current is summarized as follows:

                                   September 30,         December 31,
                                       2004                 2003
                                    (unaudited)           (audited)
                                   -------------         ------------
Prepaid sanction fees              $          --         $    250,000
Other prepaid expenses                   347,085              282,033
                                   -------------         ------------

Total                              $     347,085         $    532,033
                                   =============         ============

Note 5 PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is summarized by major classification as follows:

                                       September 30,   December 31,
                                           2004            2003
                                        (unaudited)      (audited)
                                       ------------    ------------
Land and improvements                  $  3,757,629    $  3,760,857
Track                                     1,560,300       1,560,300
Buildings                                 2,928,442       3,278,442
Condominium units                           466,000         466,000
Leasehold improvements                      324,525         319,899
Bleachers & fencing                       1,656,266       1,656,266
Equipment                                 7,468,566       7,451,805
Transportation equipment                  2,028,204       2,078,672
Furniture & fixtures                        704,536         695,372
Tooling                                   4,244,596       3,985,798
                                       ------------    ------------

       Total                             25,139,064      25,253,411
       Less accumulated depreciation    (14,731,342)    (13,580,161)
                                       ------------    ------------

Net property, plant and equipment      $ 10,407,722    $ 11,673,250
                                       ============    ============

       The Company sold an unused warehouse building with a carrying value of approximately $230,000 and recognized a gain of $184,000 in the second quarter of 2004.

Note 6 OTHER ASSETS, LONG-TERM

        Other assets, long-term is summarized as follows:

                            September 30,  December 31,
                                2004           2003
                            (unaudited)      (audited)
                            -------------  -------------
Rental property             $      75,000  $      75,000
Land held for development       1,889,350      1,137,460
Land contract receivable           67,885         77,458
Other                               4,200          4,201
                            -------------  -------------
Total                       $   2,036,435  $   1,294,119
                            =============  =============

       During the first nine months of 2004 and 2003, the Company made non-refundable deposits and extended various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. The extended agreements are for additional periods of four to six months. Since financing for development of the project was not in place at September 30, 2004, these deposits have been expensed and included in land development costs.

       In the third quarter of 2004 the Company purchased approximately 40 acres of land in Mount Morris Township which had been under agreement to purchase for $752,000. Land owned which is part of the Company's proposed sports and entertainment complex is included in land held for development.

Note 7 LONG TERM DEBT

       Long-term obligations consist of the following:

                                                                              September 30,      December 31,
                                                                                  2004               2003
                                                                               (unaudited)         (audited)
                                                                              -------------      ------------
Note payable to a bank, monthly installments of interest at 7.5%
   through October 2003, and monthly payments of principal and interest at 2.5% above prime (effective rate of 7.25% and 6.5% at
   September 30, 2004 and December 31, 2003, respectively) through
   October 2008; secured by a mortgage on related property                     $   420,323        $   485,770
Mortgage payable to a bank, interest at prime plus 2%, with a floor of 8.0% (effective rate of 8.0% at December 31, 2003) annual principal payments of $50,000 plus interest due quarterly, through September
   2004; secured by underlying property (Paid in full in August 2004)                   --             50,000

Term loans payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
   collateralized by the related transportation equipment                          423,926            512,002
                                                                               -----------        -----------
            Total                                                                  844,249          1,047,772
Less current portion                                                              (216,623)          (256,578)
                                                                               -----------        -----------

Long-term                                                                      $   627,626        $   791,194
                                                                               ===========        ===========

Note 8 ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                      September 30,  December 31,
                                          2004           2003
                                      (unaudited)     (audited)
                                      ------------   -----------
Accrued settlements                    $      --      $  78,329
Accrued interest                           2,406          3,387
Royalties                                     --        151,053
Professional fees                        110,315        180,000
Advance ticket sales/deferred revenue     12,590             --
Payroll and taxes                         92,456         87,225
Other                                    160,965         67,488
                                       ---------      ---------

Total                                  $ 378,732      $ 567,482
                                       =========      =========

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

                                                  Nine Months Ending                 Three Months Ending
                                                     September 30                       September 30
                                                     (unaudited)                         (unaudited)
                                          ----------------------------------    -----------------------------
                                                2004               2003             2004             2003
                                          --------------      --------------    -------------     -----------
Net (loss) income as reported             $     (646,393)     $      616,892    $    (199,769)    $   943,767
Deduct:  Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of tax                                    --              (9,014)              --              --
                                          --------------      --------------    -------------     -----------

Pro forma net (loss) income               $     (646,393)     $      607,878    $    (199,769)    $   943,767
                                          ==============      ==============    =============     ===========

Basic and diluted (loss) income
   per share:
   As reported                            $        (0.01)     $         0.01    $       (0.00)    $      0.02
   Pro forma                              $        (0.01)     $         0.01    $       (0.00)    $      0.02

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

           Financial information segregated by reportable product segment is as follows:

                                    Nine Months Ending             Three Months Ending
                                        September 30                  September 30
                                        (unaudited)                   (unaudited)
                                ----------------------------    --------------------------
                                    2004           2003            2004           2003
                                ------------    ------------    -----------    -----------
Sales:
          Truck Accessories     $ 13,161,088    $ 14,206,913    $ 3,649,095    $ 4,880,927
          Raceway                  4,359,214       4,022,278      3,429,392      3,137,243
                                ------------    ------------    -----------    -----------

          Total                 $ 17,520,302    $ 18,229,191    $ 7,078,487    $ 8,018,170
                                ============    ============    ===========    ===========

(Loss) Income from Operations
          Truck Accessories     $     99,260    $    772,694    $  (421,404)   $   341,992
          Raceway                   (979,320)     (1,011,307)       142,793       (109,030)
                                ------------    ------------    -----------    -----------

          Total                 $   (880,060)   $   (238,613)   $  (278,611)   $   232,962
                                ============    ============    ===========    ===========

                                 EXHIBIT INDEX
                                  DESCRIPTION

EXHIBIT NO.

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