Form 10-K
period 2004-12-31
SPORTS RESORTS INTERNATIONAL INC
filed 2005-03-30
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K
                  FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
           SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

          Securities registered pursuant to Section 12(g) of the Act:

                                                           Name of each exchange
     Title of each class                                    on which registered
     -------------------                                   ---------------------
Common Stock, $0.01 par value                             Nasdaq SmallCap Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of common stock held by non-affiliates of the registrant as of June 30, 2004 was $6,753,238.

Number of shares outstanding of the registrant's Common Stock, $0.01 par value (excluding shares of treasury stock) as of March 2, 2005: 48,399,771. The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant based on the closing price on the Nasdaq SmallCap Market on March 2, 2005: $6,291,175.

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

SALE OF MOTOR SPORTS FACILITY. In November 2004, we announced our intent to sell our multi-purpose motor sports facility located near Brainerd, Minnesota in an effort to concentrate on our manufacturing operations located in Michigan. The facility which hosts various spectator events such as drag and road races for cars and motorcycles includes a one-quarter mile drag strip and three-mile race course and consists of approximately 530 acres of land. The facility also includes Raceway 66, a combined convenience store and gas station adjacent to the property. We expect to continue to operate the facility during 2005 until we locate a qualified purchaser.

NAME CHANGE. In March 2001, in order to reflect the increasing prominence of the sports and leisure segment of our business we began doing business under the assumed name of Sports Resorts

International, Inc. and changed our ticker symbol on the Nasdaq SmallCap Market from "COLO" to "SPRI". We changed our name on April 16, 2001.

DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesee County, Michigan. This project is in the development stage. We have received zoning and site plan approval for development of the site. The Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. Potential alternatives for the project include sale of the land we own and a release of the options we hold to purchase the land. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

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

MANUFACTURING

RL uses plastic sheet extrusion machines and rotary vacuum formers to produce bedliners from polyethylene resin. Raw materials are maintained in large vessels in RL's Owosso, Michigan plant. Keeping these materials inside the plant to avoid temperature and humidity changes that affect the extrusion process and the quality of the plastic sheet reduces variations in the quality of RL's extruded sheets. We believe that our present sources and adequate replacement sources of polyethylene resin are available to meet our demand. However, polyethylene resin can be subject to significant price fluctuation. For example, the cost of polyethylene resin was 31% higher in December 2004 as compared to December of 2003.

We believe that RL is unique among all United States bedliner manufacturers based on RL's ability to control every element of production, from raw materials to finished product. We believe this production control makes RL's operation highly competitive.

Total annual production capacity in the Owosso plant is estimated at over 400,000 units, assuming three shifts of operation. The facility currently runs two shifts per day, and produced approximately 240,000 units in 2004.

DISTRIBUTION AND SALES

RL sells bedliners to a wide network of distributors and dealers across North America. Sales are directed from RL's Owosso, Michigan facility by its sales manager to district sales people.

MARKET

The market for bedliners is estimated at approximately 50% of the total volume of new pickup trucks sold in the United States, both foreign and domestic, and is estimated to be 3 million units per year. The pickup truck market constitutes a substantial percentage of all vehicles sold. RL's truck accessories target this market.

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

EMPLOYEES

RL employs approximately 130 people including approximately 125 employees through a contractual arrangement with a professional employment organization ("PEO"). By using a PEO, we develop a seamless relationship between the Company, the PEO and our employees. The PEO assumes responsibility for the administrative obligations related to human resources, workers compensation, payroll and benefits administration, labor law compliance and employment taxes. Under this contractual relationship, we continue to direct the day to day duties of our employees. The use of a PEO allows us to cost effectively outsource administrative functions while continuing to manage our own workforce.

RL's management team includes employees with manufacturing and sales experience in this industry sector. We believe that RL has a strong management team.

PROPERTIES

RL manufactures bedliners at its Owosso, Michigan plant, which is leased from a company owned by Donald J. Williamson, the majority shareholder of our Company, and his wife, Patsy Williamson. The plant has 240,000 square feet of space. This facility, which also houses our headquarters, is located at 951 Aiken Road, Owosso, Michigan. We believe that this facility is satisfactory for our current and future needs.

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

Tickets are available, in advance or at the gate at the time of events, through BIR's ticket office in Brainerd, Minnesota. BIR permits overnight camping during racing events on the Raceway grounds. Camping revenues were received by BIR for only eight spectator events in 2004. BIR rents the Raceway to other organizations to conduct races, hold driving schools or to test or film motor vehicle operations. The fee charged for such uses varies and is negotiated in each case. Entry fees are received from race participants usually at the start of each race event. Sponsors promote their names and products at and in connection with the racing events. Sponsorship fees are contracted for and often paid in whole or in part several months prior to the commencement of each racing season.

EVENTS AND ACTIVITIES

During 2004, BIR organized and promoted several major spectator events, including three drag races ("Thunder at the Lakes", "The Lucas Oil Products Drag Racing Series" and the National Hot Rod Association ("NHRA") "Lucas Oil Nationals"), two special events ("The Show & Go" and "The Muscle Car Shoot-Out"), a regional road racing event ("The Cellular One Nascar 300"), and two motorcycle races (the "AMA Chevy Trucks Superbike Classic" and "The ADHRA Nationals/Big Race").

Thunder at the Lakes was a four day drag racing event primarily for non-professional drivers held over Memorial Day weekend, May 28 through May 31, 2004. This event was sanctioned by the NHRA.

The Lucas Oil Products Drag Racing Series held on June 3 through June 6, 2004, was a drag racing event sponsored nationally by Lucas Oil Products. The Lucas Oil Products Series was sanctioned by the NHRA and was one of a series of five events in the Central States Division of the NHRA. The Lucas Oil Products Drag Racing Series was organized and promoted jointly by BIR and the NHRA, and included both professional and amateur drivers who paid BIR an entry fee. A similarly sponsored event has been held at the Raceway annually since 1977, with the exception of 1984, when there was a scheduling conflict. Lucas Oil Products is sponsoring this series through the 2005 season.

The Lucas Oil Nationals event, held August 12 through August 15, 2004, was sponsored by Lucas Oil under an agreement with the NHRA. This event features professional and sportsman drivers, most of whom have national reputations, and was one of a series of drag races conducted throughout the United States under the national sponsorship of PowerAde and the sanction of the NHRA. The four-day event features a series of drag races in the following classes: Top Fuel Dragster, Top Fuel Funny Car, Pro Stock, Pro Stock Motorcycle, Alcohol Drag, Alcohol Funny, all Sportsman's categories and Muscle Sled Snowmobile Drags. The Lucas Oil Nationals were organized jointly by BIR and promoted by the NHRA. The NHRA sanctions the Raceway for a fixed fee, as determined in the sanction agreement. Profits are earned primarily through the receipt of promotional fees and ticket sales. BIR's responsibilities in this event are, among other things, to provide the Raceway, ticket takers and security personnel, and to assist in the management and operation of the event. The agreement with the NHRA is for one year with three three-year extensions (10 years total). In 2002, BIR and the NHRA extended the original agreement for a second time, through 2005. Under the sanction agreement, BIR is not permitted to conduct any drag races at the Raceway that are not sanctioned by the NHRA.

The Show & Go event was held on July 2 through July 4, 2004. This event featured "street rods," "street machines," antiques and other classic cars that participated in both a car show and drag races emphasizing a "back-to-the-fifties" style. The drag racing portion of the event was sanctioned by the NHRA. The Muscle Car Shoot-Out was held on September 2 through September 5, 2004. As with the Show & Go event, this event is both a car show and a drag race. The Muscle Car Shoot-Out involves classic and late model year vehicles.

The AMA Chevy Truck Superbike Classic, held on June 25 through June 27, 2004, was one of a series of nine races conducted throughout the United States pursuant to the sanction of the American Motorcyclist Association (the "AMA"). The event featured six races of motorcycles operating on the road course. The races involved motorcycles of 250cc, 600cc, 750cc and the Harley Davidson Twin Sport and Superbike classes.

The ADHRA Nationals/Big Race was a four day drag racing event for all makes and classes of motorcycles held on July 29 through August 1, 2004.

In 2004, BIR added the Cellular One Nascar 300, a regional road racing event held on August 19 through August 22, 2004.

BIR also organized and sponsored five weekend drag racing "bracket" events in 2004, primarily for non-professional drivers from Minnesota and surrounding states. In bracket racing, each driver attempts to predict his car's performance; whether he wins or loses a particular race will depend partially on how much his actual time over a one-quarter mile distance exceeds his predicted time. While spectators are encouraged to attend these drag racing events and BIR receives revenues from ticket sales, camping fees and concessions, they are not highly promoted.

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

During 2004, four motorcycle racing events were held, each of which was sponsored by the Central Roadracing Association; a club located in the Minneapolis/St. Paul, Minnesota area and associated with the AMA. The Nord Stern Regional Porsche Club of America also organized four weekend racing events in 2004 for Porsche cars.

In addition to continuing to schedule events similar to those discussed above, BIR is also seeking to establish additional advertising and sponsorship, and the rental of 18 condominium units.

SANCTIONING ORGANIZATIONS

Most racing events conducted at the Raceway, including the principal spectator events held by BIR during 2004, are sanctioned by an organization which establishes, publishes and enforces rules relating to a specific class or type of participating vehicle. These rules generally relate to the specifications that each class of car or other vehicle must meet to be eligible to race, to driver conduct and to other racing matters. BIR enters into agreements annually with the various applicable sanctioning bodies with respect to each race it organizes and promotes. These agreements provide that the appropriate sanctioning organization will sanction the race and provide personnel to interpret and enforce its rules. The sanctioning bodies include the National Hot Rod Association ("NHRA") (governing drag racing) and the American Motorcyclist Association ("AMA") (governing motorcycles). In 2004, the All Harley Drag Racing Association ("AHDRA") (governing Harley drag motorcycles), and the National Association of Stock Car Auto Racing ("NASCAR") (governing road course racing) were added as sanctioning organizations.

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

SEASONAL BUSINESS/WEATHER

Substantially all of BIR's revenues arise from operation of the Raceway during the period of May through October of each year. BIR's revenues are derived primarily from ticket sales for racing events, and adverse weather could materially diminish the revenues that might otherwise be received by BIR. While sports car, stock car and motorcycle races may be conducted in many different weather conditions, spectator attendance is significantly reduced when it rains. A drag racing event cannot be held in rain and adverse weather could require the rescheduling of such events or the cancellation of the event and the return of ticket sale proceeds to ticket buyers. A substantial majority of BIR's revenues arise from drag racing events. In addition to adversely affecting attendance and concession sales, adverse weather requires rescheduling of events, which results in increased operating costs for the events. Bad weather was not a significant factor in 2004.

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

PROPERTIES

BIR owns and operates a three-mile race track, including a one-quarter mile drag strip, located approximately six miles northwest of Brainerd, Minnesota. The Raceway was initially constructed and first utilized for competitive racing in 1968. The site of the Raceway consists of approximately 530 acres.

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

THE COLONEL'S, INC. ("THE COLONEL'S")

The Colonel's is an inactive subsidiary, holding certain real estate including 100 acres to be used in connection with the proposed sports and entertainment complex.

PROPERTIES

The Colonel's owns approximately 100 acres on I-75 in Mount Morris Township, Michigan, along with options to purchase adjacent parcels in Mount Morris Township, Michigan totaling approximately 72 acres. This property would be used for the Sports and Entertainment facility if adequate construction funding can be obtained.

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

     -    5523 Birchdale Road, Brainerd, Minnesota
          Racetrack and supporting facilities on approximately 530 acres (owned)

     -    I-75, Mount Morris Township, Michigan
          100 acres (owned)

     -    I-75, Mount Morris Township, Michigan
          Options to purchase an additional 72 acres adjacent to the property described above

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On November 15, 2004 the Company held its 2004 Annual Meeting of Shareholders at its corporate offices in Owosso, Michigan. The purposes of the meeting were to elect three Directors to the Board of Directors and to ratify the appointment of Grant Thornton LLP as the Company's independent auditors for the current fiscal year.

Two candidates nominated by management were elected by the shareholders to serve as Directors of the Company with terms ending in 2007. The following sets forth the results of the voting with respect to each candidate (there were no broker non-votes on this matter):

                       Shares Voted   Shares Voted   Authority
  Name of Candidate         For          Against      Withheld
  -----------------    ------------   ------------   ---------
Ted M. Gans             46,715,892          0         218,037
Donald J. Williamson    46,715,892          0         218,037

Ronald J. Rolak remained as Director with a term ending in 2005. Maureen C. Cronin, Eric Hipple and Craig B. Parr remained as Directors with terms ending in 2006. Thus, the expiration dates of the Directors' current terms of office are as follows:

Director               Year Term Expires
--------               -----------------
Maureen C. Cronin            2006
Ted M. Gans                  2007
Eric Hipple                  2006
Criag B. Parr                2006
Ronald J. Rolak              2005
Donald J. Williamson         2007

The following sets forth the results of the voting with respect to the proposal to confirm the appointment of Grant Thornton LLP as the Company's independent auditors for the current fiscal year (there were no broker non-votes on this proposal):

Shares Voted For       46,930,597
                       ----------
Shares Voted Against        3,332
                       ----------
Authority Withheld              0
                       ----------

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Our Common Stock has been traded on The Nasdaq SmallCap Market since January 2, 1996. The number of holders of record on March 2, 2005 was 232.

The table below sets forth the high and low sales prices by calendar quarter for our Common Stock for 2004 and 2003:

                          2004            2003
                     -------------   -------------
                      High    Low     High    Low
                     -----   -----   -----   -----
January - March      $5.05   $3.80   $8.21   $5.01
April - June         $5.91   $3.51   $7.30   $3.90
July - September     $4.75   $3.65   $6.10   $3.86
October - December   $3.74   $2.57   $6.03   $4.40

During 2004 and 2003 we did not declare or pay any cash dividends on our Common Stock. We do not anticipate declaring or paying any dividends in the foreseeable future, rather we intend to apply earnings, if any, to the development of the business of our subsidiaries

We made no unregistered sales of our securities in 2004.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data shown below for each of the five years in the period ended December 31, 2004 has been derived from our consolidated financial statements. The following data should be read in conjunction with the consolidated financial statements and related notes thereto included in Appendix A and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                   2004        2003 (1)      2002 (2)      2001 (3)      2000 (4)
                               -----------   -----------   -----------   -----------   -----------
Operations:
Operating revenues             $20,524,756   $22,741,823   $19,614,297   $16,956,657   $21,839,715
Net (loss) income              $(1,730,941)  $ 1,189,415   $  (263,144)  $(3,979,891)  $(1,875,046)
Basic and diluted
   (loss) earnings per share   $     (0.04)  $      0.02   $     (0.01)  $     (0.08)  $     (0.04)

Financial Condition:
Current assets                 $ 8,210,821   $ 5,100,585   $ 4,448,442   $ 4,908,035   $ 7,110,406
Current liabilities            $ 1,559,746   $ 1,959,873   $ 4,306,840   $ 3,851,186   $ 3,937,688
Total assets                   $20,267,205   $22,497,608   $22,683,934   $22,190,241   $27,801,442
Long-term debt                 $   573,028   $   791,194   $   531,123   $   608,002   $ 1,878,785

1. Net income for 2003 includes an income tax benefit of $1,408,000. See Note 10 in the accompanying Consolidated Financial Statements included in Appendix A.

2. Net loss for 2002 includes an income tax benefit of $1,042,000. See Note 10 in the accompanying Consolidated Financial Statements included in Appendix
     A. It also includes the cumulative effect of an accounting change of $1,131,000 for an impairment loss on goodwill. See Cumulative Effect of Accounting Change for Goodwill in Item 7.

3.   Net loss for 2001 includes a write down of impaired assets of $1,859,000.

4. Operating revenues for 2000 and 1999 include revenues from retail store operations of $5,346,000 and $16,784,000 respectively. RL discontinued retail store operations in 1999 and 2000 to focus on its core business activity of bedliner manufacturing in Owosso, Michigan.

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

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $5,101,000 at December 31, 2003 to $8,211,000 at December 31, 2004. This increase is primarily related to the reclassification from long term to current, the majority of the balance owed on a related party note-receivable offset by the receipt of Federal income taxes receivable of $1,570,000. Our consolidated current liabilities decreased from $1,960,000 at December 31, 2003 to $1,560,000 at December 31, 2004. This
decrease primarily relates to decreases in accounts payable and accrued expenses of $183,000 and $179,000, respectively.

Cash increased by approximately $191,000 from $482,000 at December 31, 2003 to $673,000 at December 31, 2004 primarily due to the receipt of Federal income tax refunds of $1,570,000 and $414,000 received upon the disposal of an unused warehouse building in the second quarter of 2004, offset by the purchase of 40 acres of vacant land in Mt. Morris Township, Michigan for $752,000 as part of our proposed sports and entertainment complex, capital expenditures of $428,000 and principal payments on long-term debt of $256,000.

Accounts receivable-trade remained relatively consistent and were $833,000 and $821,000 at December 31, 2004 and 2003, respectively.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from our majority shareholder. The note requires monthly principal and interest payments through February 2005, at which time the unpaid balance is due. The current portion of the note increased by $4,269,000, from $161,000 at December 31, 2003 to $4,430,000 at December 31,
2004 primarily due to the reclassification of amounts from long-term. As of December 31, 2004, the note was being paid in accordance with its terms. However, subsequent to December 31, 2004, the related party failed to pay the unpaid balance on the due date in February 2005. The Company has sent a default letter demanding payment and intends to pursue collection of this obligation aggressively. The Company believes that its has adequate collateral to secure the obligation.

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

Inventory increased by $65,000 from $1,535,000 at December 31, 2003 to $1,600,000 at December 31, 2004 primarily due to higher product costs for RL caused by higher raw material costs and less favorable production volumes partially offset by lower inventory levels.

Other assets-current remained consistent and were $675,000 and $532,000 at December 31, 2004 and 2003, respectively.

Net property, plant and equipment decreased by approximately $1,649,000 from $11,673,000 at December 31, 2003 to $10,024,000 at December 31, 2004 primarily due to fixed asset additions of $428,000 offset by depreciation for the period of $1,751,000 and the disposal of an unused warehouse building with a carrying value of $230,000. Tooling comprised the majority of additions during the period.

Other assets - long term increased from $1,294,000 at December 31, 2003 to $2,032,000 at December 31, 2004 due to the purchase of 40 acres of vacant land in connection with our proposed complex in Mt. Morris Township, Michigan

LIABILITIES AND EQUITY

Accounts payable decreased by approximately $183,000 from $1,136,000 at December 31, 2003 to $953,000 at December 31, 2004 primarily due to a reduction in raw material purchases corresponding to lower sales and production volumes by RL.

Accrued expenses decreased by $179,000 from $567,000 at December 31, 2003 to $388,000 December 31, 2004, primarily due to the payment of accrued amounts provided for.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset based on net book value, which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at December 31, 2004 and 2003 was $396,000, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities effective September 30, 2002.

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

In 1995, we leased $2,689,000 of equipment under a lease agreement that included an option to purchase the equipment for $1.00 upon expiration of the lease term. The payment amounts under the lease represented principal payments, with interest at rates between 8% and 8.5%. In 1996, we leased additional equipment in the amount of $3,744,000 structured in the same manner. In May of 2003, these capital leases were paid in full.

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates approximating 8% through November 2007.

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2.5% above prime (effective rate of 7.75% at December 31, 2004) through October 2008.

We lease our Owosso, Michigan facility from an affiliated entity controlled by Donald J. and Patsy L. Williamson, our majority shareholders. We are also responsible for all taxes, insurance and maintenance expenses related to the facility.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of December 31, 2004:

                     2005       2006       2007       2008       2009
                   --------   --------   --------   --------   --------
Debt obligations   $219,000   $235,000   $239,000   $ 99,000   $     --
Lease agreements    610,000    608,000    605,000    604,000    550,000
                   --------   --------   --------   --------   --------
   Total           $829,000   $843,000   $844,000   $703,000   $550,000
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

RESULTS OF OPERATIONS

                                             Year Ending
                                             December 31
                                         ------------------
                                         2004   2003   2002
                                         ----   ----   ----
Sales                                    100%   100%   100%
Cost of Sales                             88     82     78
Selling, General and
   Administrative Expenses                21     19     24
Land Development Costs                     2      1      1
Net Gain on Disposal of Assets             1     --     --
(Loss) Income from Operations            (10)    (2)    (2)
Other Income                               2      1      2
Income Tax Benefit                        --      6      5
Cumulation Effect of Accounting Change    --     --     (6)
Net (Loss) Income                         (8)     5     (1)

Our revenues were $20,525,000, $22,742,000 and $19,614,000 for the years ended December 31, 2004, 2003 and 2002 respectively. Revenues attributable to RL were $16,053,000, $18,618,000 and $16,281,000 for the years ended December 31, 2004,
2003 and 2002 respectively. The decrease in RL's sales from 2003 to 2004 is attributable to a softening in demand for its bedliner products. The $2,337,000 increase in RL's revenues from 2002 to 2003 was primarily attributable to the addition of new distributors. BIR's revenues were $4,472,000, $4,124,000 and $3,333,000 for the years ended December 31, 2004, 2003 and 2002 respectively. The increase in BIR's revenue from 2003 to 2004 is primarily due to additional signage ad sponsorship revenue received in 2004. The $791,000 increase in BIR's revenues from 2002 to 2003 is primarily due to the inclusion of Raceway 66's operations, a combined convenience store and gas station, which we acquired in September 2002, for a full year in 2003. Revenues for Raceway 66, were $613,000 in fiscal 2003 as compared to $131,000 for fiscal 2002. Additionally, ticket sale revenues for BIR increased $146,000 from 2002 to 2003.

Cost of sales were $18,007,000, $18,657,000 and $15,201,000 for the years ended December 31, 2004, 2003, 2002 respectively or 88% for 2004, 82% for 2003 and 78%
for 2002 as a percentage of revenue. Cost of sales attributable to RL were $13,002,000, $13,828,000 and $10,956,000 for the years ended December 31, 2004,
2003 and 2002 respectively or 81%, 74% and 67% as a percentage of revenue. RL's cost of sales increased as a percentage of sales from 2003 to 2004 due to less favorable material costs as well as the reduction in sales described above and fixed manufacturing and overhead costs. The increase in RL's cost of sales as a percentage of revenue from 2002 to 2003 is primarily attributed to less favorable material costs, partially offset by efficiencies experienced with higher production volumes. Gross profit for RL was 19% of sales in 2004, 26% of sales in 2003 and 33% of sales for 2002. Cost of sales attributable to BIR were $5,005,000, $4,829,000 and $4,245,000 for the years ended December 31, 2004,
2003 and 2002 respectively. The increase in BIR's cost of sales from 2003 to 2004 is primarily due to higher costs for fuel sold at our Raceway 66 convenience store operation. The increase in BIR's cost of sales from 2002 to 2003 is primarily attributable to the inclusion of Raceway 66's operations as described above.

Selling, general and administrative expenses were $4,307,000, $4,288,000 and $4,672,000 in 2004, 2003 and 2002 respectively, or as a percentage of revenues, 21% for 2004, 19% for 2003 and 24% for 2002. Selling, general and administrative expenses attributable to RL were $3,499,000, $3,369,000 and $3,849,000 for the years ended December 31, 2004, 2003 and 2002 respectively. RL's selling, general and administrative expenses in 2004 were relatively fixed overall and remained consistent with 2003. RL's selling general and administrative expenses for 2003 decreased in total from 2002 due to activities associated with higher sales levels offset by a reduction in amounts attributable to certain non-recurring selling expenses, property taxes and professional fees.

Selling, general and administrative expenses for BIR were $808,000, $919,000 and $823,000 for the years ended December 31, 2004, 2003 and 2002 respectively. The decrease in selling, general and administrative expenses for BIR from 2003 to 2004 is primarily due to a reduction in administrative staff. The increase in selling, general and administrative expenses for BIR from 2002 to 2003 is primarily due to the inclusion of the operations of the combined convenience store and gas station as described above.

Land development costs were $364,000, $294,000 and $261,000 for the years ending December 31, 2004, 2003 and 2002 respectively. Land development costs are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. Since financing for development of the project was not in place at December 2004 these amounts have been expensed.

Net gain on disposal of assets was $108,000 for the year ended December 31, 2004 and relates principally to the sale of an unused warehouse facility. There was no significant net gain (loss) on disposal of fixed assets in the years ended December 31, 2003 and 2002.

Interest expense was $65,000, $93,000 and $113,000 for the years ending December 31, 2004, 2003 and 2002, respectively. The decrease in interest expense is due to the reduction of outstanding debt.

Interest income was $379,000, $387,000 and $409,000 for the years ending December 31, 2004, 2003 and 2002 respectively. Changes in interest income are attributable to excess cash available for investment purposes at prevailing rates and interest earned on notes receivable-related party.

CUMULATIVE EFFECT OF ACCOUNTING CHANGE FOR GOODWILL

In June 2001, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS 142 requires goodwill to be subject to annual impairment testing instead of amortization. We adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds it fair value, an impairment loss is recognized. We engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of our businesses for purposes of testing goodwill for impairment as of the date of adoption of SFAS 142. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to our truck accessories business and $62,000 was associated with our racetrack operations. In addition, the adoption eliminated annual amortization expense of approximately $387,000 or $.01 per share. See Note 2 to the consolidated financial statements included in Appendix A.

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

SPORTS AND ENTERTAINMENT SEGMENT

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operation needs to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have a good relationship with the NHRA, and the current term of our sanctioning agreement extends to December 31, 2005, it is likely that the loss of the national race with the NHRA would adversely affect the results of our operations.

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

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). It requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." SFAS 123(R) supersedes Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which we are currently using. SFAS 123(R) allows for two alternative transition methods. We are currently determining which transition method we will adopt and are evaluating the impact SFAS 123(R) will have on our financial position, results of operations, EPS and cash flows when it is adopted.

In November 2004, FASB issued SFAS No. 151, "Inventory Cost," and amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

SEGMENT REPORTING

For a discussion of our business segments, see Note 13 to the consolidated financial statements included in Appendix A.

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

In February 2005, management was notified that Grant Thornton LLP had identified three material weaknesses in its internal controls under the standards established by the Public Company Accounting Oversight Board. A material weakness is a control deficiency, or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement will not be prevented or detected. Grant Thornton identified the following as material weaknesses:

     -    documentation of policies and controls;

     -    segregation of duties;

     -    security access within software applications.

The Company is working on a remediation plan to correct the cited material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

BOARD OF DIRECTORS. As of December 31, 2004 our Board of Directors currently consists of six members (in alphabetical order): Maureen C. Cronin, Ted M. Gans, Eric Hipple, Craig B. Parr (resigned February 28, 2005), Ronald J. Rolak, and Donald J. Williamson.

MAUREEN C. CRONIN (60). Ms. Cronin is a Director of the Company. Ms. Cronin is a realtor/associate with Corcoran Group Real Estate in Palm Beach, Florida. She has held this position since January 2005. She is also an Investment Relations Manager with Steinberg Global Asset Management, Ltd. in Boca Raton, Florida, a position she has held since April of 2002. Additionally, Ms. Cronin also became event coordinator for the Robert F. Kennedy Foundation in Washington, D. C. in 2002. Previously, Ms. Cronin was an Investment Specialist with Charles Schwab & Company in West Palm Beach, Florida from 1995 to 2000. From 1994 to 1995, she served as Vice President of Ted Williams Family Enterprises in Citrus Hills, Florida. From 1991 to 1994, she served as a Financial Consultant and Broker with Salomon Smith Barney/Dean Witter, in Boston, Massachusetts. Ms. Cronin serves as the Chairperson of the Audit Committee. Ms. Cronin has served as a Director since September 2000. Her current term as a Director expires in 2006.

TED M. GANS (70). Mr. Gans is a Director of the Company and a Director of Rugged Liner, Inc. Mr. Gans' principal occupation since 1965 has been as the President and Director of Ted M. Gans, P.C., a law firm in Bloomfield Hills, Michigan, of which he is the sole owner. Mr. Gans also serves as a Director of Patsy Lou Buick-GMC, Inc., a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Gans serves on the Audit Committee, the Executive Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2007.

ERIC HIPPLE (47). Mr. Hipple is a Director of the Company. Mr. Hipple is Senior Account Representative with Rho-Mar Agency, an insurance agency located in Farmington Hills, Michigan. Mr. Hipple has been an independent consultant to the Clio Agency, Inc., a company wholly owned by Donald

J. Williamson and also to Patsy Lou Buick-GMC, Inc. a company wholly owned by Patsy L. Williamson, the wife of Donald J. Williamson. Mr. Hipple is a former quarterback for the Detroit Lions. He finished his career in the National Football League in 1989. From 1990 to 1997, he was the President and owner of Hipple & Associates, an insurance agency in Brighton, Michigan. Mr. Hipple has served as a local radio and television football analyst for the Detroit Lions. Mr. Hipple serves as a director of a number of charitable organizations in Michigan. Mr. Hipple serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since September 2000. His current term as a Director of the Company expires in 2006.

CRAIG B. PARR (62). Mr. Parr was named Chief Executive Officer elected to the Board of Directors and appointed Chairman of the Board of the Company in March 2003. He is also President of the Company's Rugged Liner, Inc. subsidiary. Mr. Parr has been involved in the automobile industry for nearly four decades. He was Executive VP of Operations of Durakon Industries, a Lapeer, Michigan manufacturer of truck bedliners from 1996 to 2001. Additionally, Mr. Parr was employed by General Motors for twenty-eight years where he managed various vehicle assembly and component operations. His current term as a Director of the Company expires in 2006.

RONALD J. ROLAK (57). Mr. Rolak is a Director of the Company. Mr. Rolak was the Development Director for the Powers Catholic High School Educational Trust Fund, in Flint, Michigan from 1986 to June 2003. From 1973 to 1986, Mr. Rolak was a high school instructor and a varsity football coach at Powers Catholic High School. Mr. Rolak also serves as a director of a number of charitable organizations in Genesee County, Michigan. Mr. Rolak serves on the Audit Committee, the Compensation Committee and the Nominating Committee of the Board of Directors. He has served as a Director of the Company since 1999. His current term as a Director of the Company expires in 2005.

DONALD J. WILLIAMSON (71). Mr. Williamson was elected Mayor of the City of Flint, Michigan for a four-year term in November of 2003. Mr. Williamson is the founder and a Director and the President of the Company. He is also a director and officer of each of the Company's subsidiaries. Mr. Williamson was Chairman of the Board and Chief Executive Officer of the Company until March 2003. Mr. Williamson serves on the Executive Committee of the Board of Directors. He has served as a Director of the Company since 1995. His current term as a Director of the Company expires in 2007.

EXECUTIVE OFFICERS. As mentioned above, Mr. Parr is the Chairman of the Board and Chief Executive Officer of the Company. An additional executive officer is:

GREGORY T. STRZYNSKI (46). Mr. Strzynski is the Chief Financial Officer of the Company. He joined the Company in August 1999. Mr. Strzynski was the Corporate Controller of Kitty Hawk International, Inc., formerly known as American International Airways, Inc., from 1993 to 1999. From 1990 to 1993, he served as Corporate Controller for United Solar Systems Corp., a joint venture research and development company between Energy Conversion Devices, Inc. and Canon, Inc. of Japan. From 1988 to 1989 he was Corporate Controller for Armada Products Company, an automotive supplier.

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

To the best of the Company's knowledge, no Director, officer or beneficial owner of more than 10% of the Company's outstanding Common Stock failed to file on a timely basis any report required by Section 16(a) of the Exchange Act with respect to the year ended December 31, 2004.

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

AUDIT COMMITTEE REPORT

The Audit Committee of the Board of Directors is comprised of three independent directors and operates under a written charter adopted by the Board. The Committee is appointed by the Board and is directly responsible for the appointment, compensation and oversight of the Company's independent auditors. It also monitors, among other things, the Company's financial reporting process and the independence and performance of the Company's independent auditors. It is the responsibility of management of the Company to prepare financial statements in accordance with accounting principles generally accepted in the United States of America and of the Company's independent auditors to audit those financial statements.

Throughout the year, the Committee has met and held discussions with management and the independent auditors. Management represented to the Committee that the Company's consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America and the Committee has reviewed and discussed the consolidated financial statements with management and the independent auditors. The Committee discussed with the independent auditors matters required to be discussed by Statement on Auditing Standards No. 61 (Communications with Audit Committees).

The Committee has been advised by the Company that the total fees and expenses billed for fiscal 2004 by Grant Thornton LLP, the Company's principal accounting firm were $306,000. Of that amount, an aggregate of $215,000 was for audit services and the review of financial statements included in the Company's Quarterly Reports on Form 10Q and $91,000 was for tax services. Grant Thornton LLP was not engaged by the Company in fiscal 2004 to perform any information technology services relating to financial information systems design and implementation.

In addition, the Committee has discussed with the independent auditors, the auditor's independence from the Company and its management, including the matters in the written disclosures required by the Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees). Further, the Committee has considered whether the provision of non-audit services by the independent auditors is compatible with maintaining the auditor's independence.

Further, the Committee meets with the independent auditors, with and without management present, to discuss the results of their examinations, the evaluations of the Company's internal controls, and the overall quality of the Company's financial reporting.

Based on the reviews and discussions referred to above, the Committee recommended to the Board that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

Each member of the Audit Committee is independent as defined under the listing standards of the Nasdaq National Market.

Respectfully Submitted,

Maureen C. Cronin
Ted M. Gans
Ronald J. Rolak

                        FEES BILLED BY GRANT THORNTON LLP

The following table presents fees for professional audit services rendered by Grant Thornton LLP for the audit of the Company's annual financial statements for the years ended December 31, 2004 and 2003 and fees rendered by Grant Thornton LLP during those periods:

               2004       2003
             --------   --------
Audit Fees   $215,000   $145,000
Tax Fees       91,000    102,000
             --------   --------
   Total     $306,000   $247,000
             ========   ========

The Audit Committee has concluded that providing non-audit fee services listed above is compatible with maintaining the independence of Grant Thornton LLP.

CODE OF ETHICS FOR FINANCIAL MANAGERS

We have adopted a Code of Ethics that applies to our directors, officers and employees, including our principal executive officer and principal financial and accounting officer or person performing similar functions (collectively, the "Selected Officers"). The Code of Ethics for Financial Managers is included as
Exhibit 10.14 in the Index to Exhibits on page 35. We intend to post the Code of Ethics for Financial Managers and any changes in or waivers from its code applicable to any Selected Officer on our website at "www.sportsresortsinternational.com".

ITEM 11. EXECUTIVE COMPENSATION.

Compensation Summary. The following Summary Compensation Table shows certain information concerning the compensation earned during each of the three fiscal years in the period ended December 31, 2004, of the Chief Executive Officer of the Company and each executive officer of the Company whose cash compensation in 2004 exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                           ANNUAL COMPENSATION               AWARDS
                                 --------------------------------------   ------------
                                                               OTHER
                                                              ANNUAL       SECURITIES
NAME AND                                                   COMPENSATION    UNDERLYING
PRINCIPAL POSITION               YEAR    SALARY    BONUS        (2)          OPTIONS
------------------               ----   --------   -----   ------------   ------------
Craig B. Parr (1)                2004   $127,404     $0         $0              0
Chairman of the Board,           2003    100,161      0          0              0
Chief Executive Officer and
Director

Donald J. Williamson (1)         2004   $167,970     $0         $0              0
President and Director           2003    164,800      0          0              0
                                 2002    164,338      0          0              0

William H. Singleterry (3)       2004   $166,860     $0         $0              0
President and Director of BIR/   2003    171,353      0          0              0
Vice President of Development    2002    175,739      0          0              0

Gregory T. Strzynski             2004   $141,179     $0         $0              0
Chief Financial Officer          2003    128,030      0          0              0
                                 2002    126,010      0          0              0

----------
(1) Mr. Williamson was Chairman of the Board and Chief Executive Officer of the Company until March 2003 at which time Craig B. Parr assumed these positions and Mr. Williamson became President. Accordingly, compensation for Mr. Parr for 2003 represents approximately ten months. Compensation for Mr. Williamson represents a full year.

(2) The aggregate value of all perquisites and personal benefits did not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for any named executive officer.

(3) Mr. Singleterry left BIR in November of 2004. Accordingly, compensation for Mr. Singleterry represents approximately eleven months in 2004.

STOCK OPTIONS

There were no options granted to or exercised by executive officers or Director in 2004.

                          FISCAL YEAR-END OPTION VALUES

                                   Number of                   Value of Unexercised
                       Securities Underlying Unexercised     In-the-Money Options at
                           Options at Fiscal Year-End          Fiscal Year-End (1)
                       ---------------------------------   ---------------------------
        Name              Exercisable   Unexercisable      Exercisable   Unexercisable
--------------------      -----------   -------------      -----------   -------------
Donald J. Williamson         20,000           0                 $0             $0
Gregory T. Strzynski         20,000           0                  0              0

----------
(1) Based on the market value of the Company's Common Stock as of December 31, 2004 ($2.88 per share), minus the exercise price, multiplied by the number of options.

COMPENSATION OF DIRECTORS

Directors receive an annual fee of $4,500 plus $1,000 for each Board meeting attended. Additionally, Directors are reimbursed for expenses incurred in attending meetings of the Board of Directors and committees thereof.

PENSION PLAN

The Company does not provide a retirement plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Messrs. Gans and Rolak are members of the Compensation Committee of the Board of Directors. No other Directors or executive officers of the Company took part in deliberations concerning the compensation of executive officers of the Company during fiscal 2004. None of Messrs. Gans or Rolak has any employment relationship with the Company nor any of its subsidiaries. However, Mr. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year, as well as the current year, the Company and its subsidiaries retained Ted M. Gans, P.C. for certain legal services. Fees paid for 2004 were approximately $4,000.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors currently consists of Messrs. Gans and Rolak.

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

The LTIP was approved by the shareholders of Brainerd International, Inc., the Company's predecessor, on November 21, 1995. There were no options granted to or exercised by executive officers or Directors in 2004.

SECTION 162(M)

Section 162(m) of the Internal Revenue Code provides that publicly held corporations may not deduct compensation paid to certain executive officers in excess of $1 million annually, with certain exemptions. The Company has examined its executive compensation policies in light of Section 162(m) and the regulations adopted by the Internal Revenue Service to implement that section. It is not expected that any portion of the Company's deduction for employee remuneration will be disallowed in 2004 or in future years by reason of actions expected to be taken in 2005.

                                        Respectfully submitted,

                                        Ted M. Gans
                                        Ronald Rolak

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

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 DECEMBER 2004

                              (PERFORMANCE GRAPH)


(1) The index of peer companies consists of American Axle and Manufacturing Holdings, Inc; Dana Corp.; Dura Automotive Systems, Inc.; Eaton Corporation; Johnson Controls, Inc.; and International Speedway Corporation

The dollar values for total stockholder return plotted in the graph above are shown in the table below:

                                      NASDAQ         Peer
       Date         The Company   Domestic Index    Index
-----------------   -----------   --------------   -------
December 31, 1999     $100.00         $100.00      $100.00
December 31, 2000      104.24           60.82        82.11
December 31, 2001      209.10           48.18       105.60
December 31, 2002      159.22           33.13       106.37
December 31, 2003      140.21           49.95       153.70
December 31, 2004       78.11           54.53       176.96

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information concerning the number of shares of Common Stock held by each shareholder who is known to the Company's management to be the beneficial owner of more than 5% of the outstanding shares as of March 2, 2005:

   Name and Address        Amount of                 Nature of
    Of Beneficial         Beneficial                Beneficial              Percent of
Owner of Common Stock      Ownership                 Ownership               Class(1)
---------------------     ----------                ----------              ----------
Patsy L. Williamson*    176,900 shares   Sole voting and investment power      .4 %
951 Aiken Road
Owosso, MI 48867

* Wife of Donald J. Williamson, Chairman of the Board and Chief Executive Officer until March 2003.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the beneficial ownership of shares of Common Stock, held as of March 2, 2005 by each director, each of the named executive officers and by all directors and executive officers of the Company as a group:

               Name                      Amount of                   Nature of
          Of Beneficial                 Beneficial                  Beneficial              Percent of
      Owner of Common Stock              Ownership                   Ownership               Class (1)
      ---------------------             ----------                  ----------              ----------
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

Eric Hipple (3)                         28,947 shares   Sole voting and investment power           *

Ronald J. Rolak (3)                     33,357 shares   Sole voting and investment power           *
                                         6,300 shares   Shared voting or investment power          *

Gregory T. Strzynski(3)                 20,000 shares   Sole voting and investment power           *

Donald J. Williamson(2)(3)          46,456,060 shares   Sole voting and investment power       95.6%

Directors and Officers as a group   46,609,511 shares   Sole voting and investment power       96.0%
(2)(3)                                   6,300 shares   Shared voting or investment power          *

----------
*    Does not exceed 1%.

(1) Percentages: The percentages set forth in this column were calculated on the basis of 48,399,771 shares of Common Stock outstanding as of March 2, 2005, plus shares of Common Stock subject to options held by the listed persons that were exercisable on March 2, 2005 or that will become exercisable within 60 days after March 2, 2005. Shares subject to such options are considered to be outstanding for purposes of this chart. The number of shares subject to such options for each listed person is set forth below:

                                                            Weighted Average
Director/Officer                                  Options    Exercise Price
----------------                                  -------   ----------------
Maureen C. Cronin                                  17,327         $6.01
Ted M. Gans                                        50,477          4.13
Eric Hipple                                        28,947          4.80
Ronald J. Rolak                                    33,357          4.55
Gregory T. Strzynski                               20,000          4.82
Donald J. Williamson                               20,000          4.82
                                                  -------         -----
All directors and executive officers as a group   170,108         $4.68
                                                  =======         =====

(2) Total Stock Ownership: Excludes the 176,900 shares of Common Stock owned by Patsy Williamson, the wife of Donald J. Williamson. See "Security Ownership of Certain Beneficial Owners" above.

(3)  Includes shares covered by exercisable options.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company and its subsidiaries are parties to certain transactions with related parties, which are summarized below. Many of the transactions described below involve Donald and Patsy Williamson, husband and wife. Mr. Williamson is the President and a Director of the Company. He was the Chairman of the Board and Chief Executive Officer of the Company until March 2003. Together, Mr. and Mrs. Williamson own approximately 96% of the outstanding shares of the Company's Common Stock. The Company believes that all of its related party transactions are on commercially reasonable terms. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities effective June 30, 2002.

In February 1999, the Company loaned $5,200,000 to South Saginaw, L.L.C., a limited liability company owned by Mr. Williamson. To evidence this loan, Mr. Williamson signed a subordinated mortgage providing for interest at the annual rate of 8% and calling for monthly payments of principal and interest of $43,496 beginning April 1, 1999. Mr. Williamson used the proceeds of this loan to purchase real property in Davison, Michigan. As of December 31, 2004, the note was being paid in accordance with its terms. However, subsequent to December 31, 2004, the related party failed to pay the unpaid balance on the due date in February 2005. The Company has sent a default letter demanding payment and intends to pursue collection of this obligation aggressively. The Company believes that is has adequate collateral to secure the obligation.

Lease of Owosso, Michigan Facility. RL leases its Owosso, Michigan facility from 620 Platt Road, L.L.C. Donald and Patsy Lou Williamson are the sole members of 620 Platt Road L.L.C. The lease agreement requires monthly payments of $50,000 through December 2009. RL pays all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $600,000 for both years ending December 31, 2004 and 2003.

Lease of Flint, Michigan Ticket Office. BIR leased its executive and ticket offices from Donald J. Williamson through October 2002, at which time the lease was terminated. BIR paid all taxes, insurance and maintenance expenses related to the facility. Rent expense on this lease was $40,500 for the year ending December 31, 2002.

During the first six months of 2002, we paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson, our majority shareholder. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, we had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station built adjacent to our BIR facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to us, at which time the construction advances were offset based on net book value, which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, we received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at December 31, 2004 and December 31, 2003 was $396,000, which is to be reimbursed to us by the affiliated entities. In accordance with the Sarbanes-Oxley Act of 2002, we discontinued making any additional advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities effective September 30, 2002.

Patsy Lou Buick-GMC, Inc. Mrs. Williamson owns an automobile dealership. The Company engages in certain transactions with this dealership, including the purchase of automobiles, parts, and automotive services. During 2004, purchases of automobiles, parts and services by the Company from the dealership was approximately $10,000. RL sold approximately $67,000 worth of bedliners and truck accessories to the dealership in 2004.

Transactions with Directors. Ted M. Gans is a Director of the Company and practices law with Ted M. Gans, P.C. During the past year and the current year, the Company retained Ted M. Gans, P.C. for certain legal services and it is anticipated that the Company will continue to do so. Fees paid for 2004 were approximately $4,000.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The total fees and expenses billed for fiscal 2004 by Grant Thornton LLP, the Company's principal accounting firm were $306,000. Of that amount, an aggregate of $215,000 was for audit services and the review of financial statements included in the Company's Quarterly Reports on Form 10Q and $91,000 was for tax services. Grant Thornton LLP was not engaged by the Company in fiscal 2004 to perform any information technology services relating to financial information systems design and implementation.

                                    PART F/S

Attached as Appendix A.

The following consolidated financial statements of Sports Resorts International, Inc. and subsidiaries are filed as a part of this report:

     *    Report of Registered Public Accounting Firm

     *    Consolidated Balance Sheets as of December 31, 2004 and 2003

     * Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002

     * Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002

     * Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002

     * Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002

     *    Schedule II - Valuation and Qualifying Accounts

Financial statement schedules other than Schedule II have not been filed because such schedules are either not applicable or full disclosure has been made in the financial statements and notes thereto.

ITEM 13 AND INDEX TO EXHIBITS.

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

10.13     Agreement between First National Bank of Deerwood and Brainerd
          International Raceway & Resort, Inc. dated October 31, 2003.
          Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2003

10.14 Code of Ethics for Financial Managers. (Incorporated by reference from the Company's report on Form 10-K for the year ended December 31,
          2003).

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

* Commission file number for reports filed pursuant to the Securities Exchange Act of 1934 is 2-98277 (c).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPORTS RESORTS INTERNATIONAL, INC.


Dated: March 29, 2005                   By: /s/ Eric Hipple
                                            ------------------------------------
                                            Eric Hipple
                                            Chairman of the Board, Chief
                                            Executive Officer and Director
                                            (Principal Executive Officer)


Dated: March 29, 2005                   By: /s/ Gregory T. Strzynski
                                            ------------------------------------
                                            Gregory T. Strzynski
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signature                          Title                    Date
           ---------                          -----                    ----


/s/ Eric Hipple                  Chairman of the Board, Chief     March 29, 2005
------------------------------   Executive Officer and Director
Eric Hipple


/s/ Maureen C. Cronin            Director                         March 29, 2005
------------------------------
Maureen C. Cronin


/s/ Ted M. Gans                  Director                         March 29, 2005
------------------------------
Ted M. Gans


/s/ Ronald J. Rolak              Director                         March 29, 2005
------------------------------
Ronald J. Rolak


/s/ Donald J. Williamson         Director                         March 29, 2005
------------------------------
Donald J. Williamson

                                   APPENDIX A
                              FINANCIAL STATEMENTS

SPORTS RESORTS INTERNATIONAL, INC.

Consolidated Financial Statements as of December 31, 2004 and 2003 and for the three years in the period ended December 31, 2004 and Independent Auditors' Report

REPORT OF REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders of
Sports Resorts International, Inc.

We have audited the accompanying consolidated balance sheets of Sports Resorts International, Inc. (a Michigan corporation) and Subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sports Resorts International, Inc. and Subsidiaries as of December 31, 2004 and 2003 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for the purpose of additional analysis and is not required as part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.



/s/ Grant Thornton LLP
Southfield, Michigan
March 25, 2005

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                         2004          2003
                                                     -----------   -----------
ASSETS
CURRENT ASSETS
   Cash                                              $   673,314   $   482,128
   Accounts receivable:
      Trade (net of allowance for doubtful
         accounts and cash discounts of $184,000
         and $181,000 at December 31, 2004
         and 2003, respectively)                         833,099       820,873
   Note receivable - related party (Notes 3 and 15)    4,429,654       160,538
   Federal income taxes receivable (Note 10)                  --     1,570,234
   Inventories (Note 4)                                1,599,738     1,534,779
   Other (Note 5)                                        675,016       532,033
                                                     -----------   -----------
      Total current assets                             8,210,821     5,100,585

PROPERTY, PLANT AND EQUIPMENT - Net
   (Note 6)                                           10,024,340    11,673,250

OTHER ASSETS:
   Note receivable - related party (Note 3)                   --     4,429,654
   Other (Note 7)                                      2,032,044     1,294,119
                                                     -----------   -----------
      Total other assets                               2,032,044     5,723,773
                                                     -----------   -----------
TOTAL ASSETS                                         $20,267,205   $22,497,608
                                                     ===========   ===========

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

                                                    2004          2003
                                                -----------   -----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt (Note 8)   $   219,058   $   256,578
   Accounts payable                                 952,792     1,135,813
   Accrued expenses (Note 9)                        387,896       567,482
                                                -----------   -----------
      Total current liabilities                   1,559,746     1,959,873

LONG-TERM DEBT (Note 8)                             573,028       791,194

Commitments and Contingencies (Note 11)

SHAREHOLDERS' EQUITY:

   Common stock; 70,000,000 shares authorized
      at $.01 par value, 48,399,771 and
      48,362,953 shares issued and
      outstanding at December 31, 2004 and
      2003, respectively                            483,997       483,629
   Additional paid-in capital                     5,775,068     5,656,605
   Net advances to related parties (Note 3)        (396,292)     (396,292)
   Retained earnings                             12,271,658    14,002,599
                                                -----------   -----------
      Total shareholders' equity                 18,134,431    19,746,541
                                                -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                       $20,267,205   $22,497,608
                                                ===========   ===========

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                             2004          2003          2002
                                         -----------   -----------   -----------
SALES (Note 3)                           $20,524,756   $22,741,823   $19,614,297
COST OF SALES (Note 3)                    18,007,485    18,656,514    15,200,768
                                         -----------   -----------   -----------
GROSS PROFIT                               2,517,271     4,085,309     4,413,529
SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                4,306,569     4,288,243     4,672,035
LAND DEVELOPMENT COSTS (Note 7)              364,225       293,795       260,500
NET GAIN (LOSS) ON DISPOSAL OF ASSETS        108,199       (18,587)       40,550
                                         -----------   -----------   -----------
LOSS FROM OPERATIONS                      (2,045,324)     (515,316)     (478,456)
OTHER INCOME (EXPENSE):
   Interest expense                          (65,100)      (93,152)     (113,239)
   Interest income (Note 3)                  378,643       386,556       408,847
   Other                                         840         2,870         9,020
                                         -----------   -----------   -----------
      Other income, net                      314,383       296,274       304,628
                                         -----------   -----------   -----------
LOSS FROM OPERATIONS BEFORE
   INCOME TAX BENEFIT AND
   CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE                                 (1,730,941)     (219,042)     (173,828)
INCOME TAX BENEFIT (Note 10)                      --     1,408,457     1,041,595
                                         -----------   -----------   -----------
(LOSS) INCOME BEFORE ACCOUNTING CHANGE    (1,730,941)    1,189,415       867,767
CUMULATIVE EFFECT OF ACCOUNTING CHANGE
   FOR GOODWILL (NOTE 2)                          --            --    (1,130,911)
                                         -----------   -----------   -----------
NET (LOSS) INCOME                        $(1,730,941)  $ 1,189,415   $  (263,144)
                                         ===========   ===========   ===========

                                                                     (continued)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                   2004          2003          2002
                                                               -----------   -----------   -----------
BASIC AND DILUTED
   (LOSS) EARNINGS PER SHARE (Note 2)
   (Loss) income before accounting change                      $     (0.04)  $      0.02   $      0.01
   Cumulative effect of accounting change                               --            --         (0.02)
                                                               -----------   -----------   -----------
   Net (Loss) Income per share                                 $     (0.04)  $      0.02   $     (0.01)
                                                               ===========   ===========   ===========
WEIGHTED AVERGE COMMON SHARES
   Basic                                                        48,389,313    48,362,953    48,362,953
   Effect of dilutive securities:
      Common share equivalents, common shares
         issuable upon exercise of outstanding stock options            --        84,912        77,400
                                                               -----------   -----------   -----------
   Diluted                                                      48,389,313    48,447,865    48,440,353
                                                               ===========   ===========   ===========

                                                                     (concluded)

See notes to consolidated financial statements

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                              NET
                                          COMMON STOCK       ADDITIONAL   ADVANCES TO
                                     ---------------------     PAID-IN      RELATED       RETAINED
                                       SHARES      AMOUNT      CAPITAL      PARTIES       EARNINGS       TOTAL
                                     ----------   --------   ----------   -----------   -----------   -----------
BALANCE, JANUARY 1, 2002             48,362,953   $483,629   $5,656,605   $(1,495,909)  $13,076,328   $17,720,653
Net repayment from related parties
   (Note 3)                                  --         --           --       388,462            --       388,462
Net loss                                     --         --           --            --      (263,144)     (263,144)
                                     ----------   --------   ----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2002           48,362,953    483,629    5,656,605    (1,107,447)   12,813,184    17,845,971
Net repayment from related parties
   (Note 3)                                  --         --           --       711,155            --       711,155
Net income                                   --         --           --            --     1,189,415     1,189,415
                                     ----------   --------   ----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2003           48,362,953    483,629    5,656,605      (396,292)   14,002,599    19,746,541
Issuance of Shares
   Stock options exercised               36,818        368      118,463            --            --       118,831
Net Loss                                     --         --           --            --    (1,730,941)   (1,730,941)
                                     ----------   --------   ----------   -----------   -----------   -----------
BALANCE, DECEMBER 31, 2004           48,399,771   $483,997   $5,775,068   $  (396,292)  $12,271,658   $18,134,431
                                     ==========   ========   ==========   ===========   ===========   ===========

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                                     2004          2003          2002
                                                                 -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                $(1,730,941)  $ 1,189,415   $  (263,144)
   Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
      Depreciation and amortization                                1,751,411     1,963,052     2,062,400
      Cumulative effect of change in accounting
         principle (Note 2)                                               --            --     1,130,911
      (Gain) loss on disposal of property, plant and equipment      (108,199)       18,587       (40,550)
      Changes in assets and liabilities that provided
         (used) cash
         Accounts receivable                                         (12,226)      108,197       (54,138)
         Inventories                                                 (64,959)      (11,779)     (372,827)
         Accounts payable                                           (183,021)   (1,462,816)    1,329,317
         Accrued expenses                                           (179,586)     (478,097)     (265,512)
         Income taxes receivable/payable                           1,570,234    (1,409,476)      752,863
         Other                                                      (880,908)      432,585       (54,435)
                                                                 -----------   -----------   -----------
Net cash provided by operating activities                            161,805       349,668     4,224,885
                                                                 -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                             (427,958)   (1,439,314)   (4,630,116)
   Proceeds from disposal of property and equipment                  433,656       122,733        68,376
   Payments received on notes receivable - related party             160,538       191,731        93,378
                                                                 -----------   -----------   -----------
Net cash provided by (used in) investing activities                  166,236    (1,124,850)   (4,468,362)
                                                                 -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term obligations                                    --       535,621       595,237
   Principal payments on long-term debt                             (255,686)     (274,278)     (159,618)
   Principal payments on obligations under capital leases                 --      (407,326)   (1,120,649)
   Net repayment from related parties                                     --       711,155       388,462
   Proceeds from issuance of common stock                            118,831            --            --
                                                                 -----------   -----------   -----------
Net cash (used in) provided by financing activities                 (136,855)      565,172      (296,568)
                                                                 -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH                                      191,186      (210,010)     (540,045)

CASH, BEGINNING OF YEAR                                              482,128       692,138     1,232,183
                                                                 -----------   -----------   -----------
CASH, END OF YEAR                                                $   673,314   $   482,128   $   692,138
                                                                 ===========   ===========   ===========

                                                                     (continued)

SPORTS RESORTS INTERNATIONAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

                                                      2004      2003      2002
                                                    -------   -------   --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the year for interest              $67,165   $96,881   $168,491
                                                    =======   =======   ========
Cash paid during the year for taxes                 $    --   $ 1,019   $     --
                                                    =======   =======   ========

                                                                     (concluded)

See notes to consolidated financial statements.

SPORTS RESORTS INTERNATIONAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

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

     GOODWILL is no longer amortized in accordance with Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets," effective January 1, 2002. Goodwill was being amortized using the straight-line method over 7 years. The carrying value of goodwill is assessed annually for recoverability using an undiscounted cash flow approach based on cash flows which benefit directly from the goodwill. The Company adopted this standard effective January 1, 2002. If the carrying value of goodwill or an intangible exceeds its fair value, an impairment loss is recognized. The Company engaged an independent appraisal company who used a discounted cash flow model to determine the fair value of the Company's business segments for purposes of testing goodwill for impairment as of the date of adoption of SFAS 142. The discount rate used was based on a risk-adjusted weighted average cost of capital for each business segment. The effect of adopting this new standard resulted in a cumulative effect of an accounting change of approximately $1,131,000 or $.02 per basic and diluted share for an impairment loss on goodwill. $1,069,000 of the impairment loss was attributable to RL and $62,000 was associated with BIR. In addition, the adoption eliminates annual amortization expense of approximately $387,000 or $.01 per share.

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

     (LOSS) EARNINGS PER SHARE - Basic (loss) earnings per share is based upon the weighted average number of shares outstanding during each year. Diluted earnings per share assumes the exercise of common stock options when dilutive.

     STOCK BASED COMPENSATION - The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The following illustrates the effect on net (loss) income and (loss) earnings per share if the Company applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock Based Compensation."

                                                       2004         2003         2002
                                                   -----------   ----------   ---------
Net (loss) income  as reported                     $(1,730,941)  $1,189,415   $(263,144)
Deduct: Total stock-based employee
   compensation expense determined under fair
   value based method for all awards, net of tax            --       (9,014)   (288,389)
                                                   -----------   ----------   ---------
Pro forma (loss) net income                        $(1,730,941)  $1,180,401   $(551,533)
                                                   ===========   ==========   =========
Basic and diluted (loss) earnings per share:
   As reported                                     $     (0.04)  $     0.02   $   (0.01)
   Pro forma                                       $     (0.04)  $     0.02   $   (0.01)

     NEW ACCOUNTING PRONOUNCEMENTS - In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on how to identify a variable interest entity ("VIE") and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity's Consolidated Financial Statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity's activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. In December 2003, the FASB reissued Fin 46 ("FIN46 (R)") with certain modifications and clarifications. Application of this guidance was effective for interests in certain VIE's commonly referred to as special-purpose entities ("SPEs") as of December 31, 2003. Application for all other types of entities is required for periods ending after March 15, 2004, unless previously applied. The provisions of FIN 46 (R) have not had an impact on the Company's financial position or results of operations.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). It requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans." SFAS 123(R) supersedes Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. SFAS 123(R) allows for two alternative transition methods. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, EPS and cash flows when it is adopted.

     In November 2004, FASB issued SFAS No. 151, "Inventory Cost," and amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect its financial statements.

     RECLASSIFICATIONS - Certain amounts from prior periods have been reclassified to conform to the current presentation.

3.   RELATED PARTY TRANSACTIONS

     NOTE RECEIVABLE - During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note requires monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance is due. The note is secured by a subordinated mortgage and personal guarantee. As of December 31, 2004 the note was being paid in accordance with its terms. However, subsequent to December 31, 2004 the unpaid note balance was not paid and the note is in default. See Subsequent Events Note 15.

     NET ADVANCES TO RELATED PARTIES - From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset based on net book value which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at December 31, 2004 and 2003 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities effective September 30, 2002.

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

     - South Saginaw LLC ("Saginaw"), a company owned by Donald J. and Patsy Lou Williamson, to which a loan was made in 1999.

     - Patsy Lou Buick-GMC, Inc. a company owned by Patsy Lou Williamson, from which automobiles, parts and service are purchased and sold.

     A summary of transactions with these related parties as of and for the years ended December 31 is as follows:

                                                    2004       2003       2002
                                                  --------   --------   --------
Majority shareholder:

   Net repayment by various related parties       $     --   $711,155   $388,462
   Rental payments                                      --         --     40,500

Platt:
   Rental payments                                 600,000    600,000    600,000

Saginaw:
   Collection on note receivable                   160,538    191,731    125,047
   Interest income on note receivable              361,414    373,718    353,409

Patsy Lou Buick - GMC, Inc.:
   Purchases of automobiles, parts and services     10,209     60,519    152,794
   Sales of inventory                               67,051     63,948     18,808

4.   INVENTORIES

     Inventories at December 31 are summarized as follows:

                       2004         2003
                    ----------   ----------
Finished products   $  803,651   $1,030,140
Raw materials          764,340      451,280
Other                   31,747       53,359
                    ----------   ----------
Total inventories   $1,599,738   $1,534,779
                    ==========   ==========

5.   OTHER ASSETS, CURRENT

     Other assets, current at December 31 is summarized as follows:

                      2004       2003
                    --------   --------
Prepaids:
   Sanction fees    $250,000   $250,000
   Insurance          88,641     71,733
   Rent               52,474     52,474
   Property taxes    139,589    133,636
Deposits              66,577     11,296
Other                 77,735     12,894
                    --------   --------
Total               $675,016   $532,033
                    ========   ========

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31 is summarized as follows:

                                                     2004           2003
                                                 ------------   ------------
Land and improvements                            $  3,757,629   $  3,760,857
Track                                               1,560,300      1,560,300
Buildings                                           2,928,442      3,278,442
Condominium units                                     466,000        466,000
Leasehold improvements                                319,899        319,899
Bleachers and fencing                               1,656,266      1,656,266
Equipment                                           7,488,466      7,451,805
Transportation equipment                            2,022,204      2,078,672
Furniture and fixtures                                684,758        695,372
Tooling                                             4,257,384      3,985,798
                                                 ------------   ------------
  Total                                            25,141,348     25,253,411
Less accumulated depreciation and amortization    (15,117,008)   (13,580,161)
                                                 ------------   ------------
Property, plant and equipment, net               $ 10,024,340   $ 11,673,250
                                                 ============   ============


7.   OTHER ASSETS, LONG-TERM

     Other assets, long-term at December 31 is summarized as follows:

                               2004         2003
                            ----------   ----------
Rental property             $   75,000   $   75,000
Land held for development    1,889,349    1,137,460
Land contract receivable        63,495       77,458
Other                            4,200        4,201
                            ----------   ----------
Total                       $2,032,044   $1,294,119
                            ==========   ==========

     The Company made non-refundable deposits during the years ending December 31, 2004, 2003 and 2002 and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. Since financing for development of the project is not in place, these deposits have been expensed.

     In the third quarter of 2004 the Company purchased approximately 40 acres of land in Mount Morris Township for $752,000. Land which is part of the Company's proposed sports and entertainment complex is included in land held for development.

8.   LONG-TERM DEBT

     Long-term obligations at December 31 consist of the following:

                                                                          2004        2003
                                                                       ---------   ----------
Note payable to a bank, monthly installments of interest at 7.5%
   through October 2003, and monthly payments of principal and interest at 2.5% above prime (effective rate of 7.75% and 6.5% at
   December 31, 2004 and 2003, respectively) through October 2008;
   secured by a mortgage on related property                           $ 398,463   $  485,770
Mortgage payable to a bank, paid in full in August 2004                       --       50,000
Term loans, payable to finance companies, monthly installments include interest approximating 8% through November 2007,
   collateralized by the related transportation equipment                393,623      512,002
                                                                       ---------   ----------
      Total                                                              792,086    1,047,772
Less current portion                                                    (219,058)    (256,578)
                                                                       ---------   ----------
Long-term                                                              $ 573,028   $  791,194
                                                                       =========   ==========

     The scheduled future repayments of long-term obligations at December 31, 2004 are as follows:

2005    $219,058
2006     234,978
2007     238,737
2008      99,313
        --------
Total   $792,086
        ========

9.   ACCRUED EXPENSES

     Accrued expenses at December 31 consist of the following:

                                          2004       2003
                                        --------   --------
Accrued settlements                     $     --   $ 78,329
Accrued interest                           1,326      3,387
Royalties                                     --    151,053
Professional fees                        162,706    180,000
Advance ticket sales/deferred revenue     12,821         --
Payroll and taxes                         81,843     87,225
Other                                    129,200     67,488
                                        --------   --------
Total                                   $387,896   $567,482
                                        ========   ========

10.  INCOME TAXES

     For the years ended December 31, the Company's benefit provision for income taxes consists of the following:

                                   2004         2003         2002
                                ----------   ----------   ----------
Current:
   Federal                      $       --   $1,408,457   $1,041,595
   State                                --           --           --
                                ----------   ----------   ----------
Total current                           --    1,408,457    1,041,595

Deferred
   Federal                              --           --           --
   State                                --           --           --
                                ----------   ----------   ----------
Total deferred                          --           --           --

Income tax benefit              $       --   $1,408,457   $1,041,595
                                ==========   ==========   ==========

     The temporary differences which give rise to deferred tax assets and liabilities at December 31 are as follows:

                                        2004            2003
                                     -----------    -----------
Deferred tax assets:
   Goodwill                          $   850,591    $   955,363
   Net operating loss carryforwards      954,797        118,747
   Allowance for doubtful accounts        62,560         61,492
   Inventory obsolescence                  8,500         18,139
   Accrued settlements                        --         26,632
   Other                                 486,885        377,170
                                     -----------    -----------
                                       2,363,333      1,557,543
   Valuation allowance                (1,648,515)    (1,091,254)
                                     -----------    -----------
Total deferred tax assets                714,818        466,289
                                     -----------    -----------
Deferred tax liabilities:
   Fixed asset basis differential       (714,818)      (466,289)
                                     -----------    -----------
Deferred tax assets (net)            $        --    $        --
                                     ===========    ===========


     The consolidated income tax provision differs from the amount computed on pretax income using the U.S. statutory income tax rate for the years ended December 31, for the following reasons:

                                            2004          2003         2002
                                         ----------    ----------   ----------
Expected benefit at the statutory rate   $  588,520    $   74,474   $   59,102
Permanent differences & other items           2,739         2,766       (5,825)
Change in valuation allowance              (557,260)    1,098,800      710,334
Adjustment to prior years provision         (33,999)      232,417      285,446
Other                                            --            --       (7,462)
                                          ---------    ----------   ----------
Income tax benefit                        $      --    $1,408,457   $1,041,595
                                          =========    ==========   ==========
Effective tax rate                               --%          643%         600%
                                          =========    ==========   ==========

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (the "Act") was enacted which extends the carryback period for net operating losses from two years to five years. Based on this new legislation, the Company carried back net operating losses for which there was a valuation allowance. In addition, the Company realized the tax benefit of certain deferred taxes for which there was a valuation allowance. The tax benefit of the carryback and change in the valuation allowance was recorded in the first quarter of fiscal 2002 as SFAS No. 109, "Accounting for Income Taxes", requires the impact of new tax legislation to be recorded in the period in which the legislation is enacted. In 2003 the Company performed a cost segregation study. A cost segregation study reclassifies assets originally classified as real property into other more appropriate asset categories which allow for shorter, more accelerated methods of depreciation as allowed by the Internal Revenue Service. Accordingly, the Company was able to accelerate its depreciation deduction for Federal income tax reporting purposes and increase the carry back allowed under the Act in connection with the completion of its 2002 consolidated Federal income tax return. As a result, the valuation reserve on deferred tax assets was reduced by $1,098,800 during year ending December 31, 2003. In connection with the passage of this legislation and the performance of the cost segregation study, the Company amended certain of its prior year returns. The effect of these amendments was to increase refunds receivable by approximately $171,000 for the year ended December 31, 2002, which is included in the adjustment to prior years provision. The remaining balance of adjustment to prior years provision for all years presented predominantly results from the carry back of losses to prior periods which previously had taxable income subject to graduated tax rates. The ultimate tax rates applied to these periods was lower than the initial rates applied. The Company received a refund of $1,570,234 in the second quarter of 2004 from its amended returns.

     At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $2,808,226, the last of which expire in 2024 if not utilized.

11.  COMMITMENTS AND CONTINGENCIES

     The Company leases its principal operating facility from a related party (Note 3). The operating lease requires the Company to pay the taxes, insurance and maintenance expense related to the leased property. Minimum future lease payments under noncancelable leases at December 31, 2004 are summarized as follows:

                             OPERATING
                              LEASES
                            ----------
Years ending December 31:
   2005                     $  609,887
   2006                        607,517
   2007                        605,147
   2008                        603,860
   2009                        550,000
                            ----------
      Total                 $2,976,411
                            ==========

     Rent expense, including month to month rentals, was approximately $605,000, $601,000 and $641,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

12.  STOCK OPTIONS

     The fair value of the options granted included in the pro forma calculation in Note 2 is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for the years ended December 31,

                                                                     2002
                                                                   ---------
Risk free interest rate                                                 5.03%
Expected life                                                       10 years
Expected volatility                                                      101%
Dividend yield                                                             0%
Weighted average grant date fair value                             $    4.88

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

     Information with respect to options granted and cancelled for the years ended December 31, is as follows:

                                                               WEIGHTED
                                                               AVERAGE
                                                                PRICE
                                                     SHARES   PER SHARE
                                                    -------   ---------
Options Outstanding at January 1, 2002              289,260     $4.34
   Options granted                                   23,052     $5.34
                                                    -------

Options Outstanding at December 31, 2002 and 2003   312,312     $4.42
   Options exercised                                (36,818)    $3.23
   Options cancelled                                (45,059)    $4.88
                                                    -------

Options Outstanding at December 31, 2004            230,435     $4.50
                                                    =======

Options Exercisable at December 31, 2004            230,435     $4.50
                                                    =======

     Summary information about the Company's stock options outstanding at December 31, 2004 is as follows:

                                        Weighted
                      Options      Average Remaining      Weighted                       Weighted
    Range of      Outstanding at    Contractual Life       Average        Options         Average
Exercise Prices      12/31/04           (Years)        Exercise Price   Exercisable   Exercise Price
---------------   --------------   -----------------   --------------   -----------   --------------
$2.00-$3.49           114,320             4.44              $3.03         114,320          $3.03
$3.50-$4.99            27,820             5.92              $3.89          27,820          $3.89
$5.00-$6.98            88,295             6.83              $6.59          88,295          $6.59
-----------           -------             ----              -----         -------          -----
$2.00-$6.98           230,435             5.53              $4.50         230,435          $4.50
===========           =======             ====              =====         =======          =====

13.  SEGMENTS OF BUSINESS

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

     The accounting policies of the segments are the same as those described in
     Note 2. The Company evaluates performance based on stand-alone segment operating income. Intersegment sales and transfers, interest income and expense are not significant. Financial information segregated by reportable segments is as follows:

                                     2004          2003          2002
                                 -----------   -----------   -----------
SALES:
   Truck Accessories             $16,053,021   $18,618,115   $16,281,095
   Raceway                         4,471,735     4,123,708     3,333,202
                                 -----------   -----------   -----------
Total                            $20,524,756   $22,741,823   $19,614,297
                                 ===========   ===========   ===========

(LOSS) INCOME FROM OPERATIONS:
   Truck Accessories             $  (710,949)  $ 1,135,912   $ 1,256,434
   Raceway                        (1,334,375)   (1,651,228)   (1,734,890)
                                 -----------   -----------   -----------
Total                            $(2,045,324)  $  (515,316)  $  (478,456)
                                 ===========   ===========   ===========

IDENTIFIABLE ASSETS:
   Truck Accessories             $12,747,963   $14,264,153   $13,781,238
   Raceway                         7,519,242     8,233,455     8,902,696
                                 -----------   -----------   -----------
Total                            $20,267,205   $22,497,608   $22,683,934
                                 ===========   ===========   ===========

CAPITAL EXPENDITURES:
   Truck Accessories             $   410,232   $ 1,111,627   $ 1,166,064
   Raceway                            17,726       327,687     3,464,052
                                 -----------   -----------   -----------
Total                            $   427,958   $ 1,439,314   $ 4,630,116
                                 ===========   ===========   ===========

DEPRECIATION AND AMORTIZATION:
   Truck Accessories             $   992,743   $ 1,221,019   $ 1,335,066
   Raceway                           758,668       742,033       727,334
                                 -----------   -----------   -----------
Total                            $ 1,751,411   $ 1,963,052   $ 2,062,400
                                 ===========   ===========   ===========

     All of the Company's identifiable assets are located within the United States. Net sales are attributed to the geographic areas based on the location of the customer. The geographic distribution of the Company's sales is set forth below:

                    2004          2003          2002
                -----------   -----------   -----------
United States   $19,158,052   $21,643,661   $18,270,843
Foreign           1,366,704     1,098,162     1,343,454
                -----------   -----------   -----------
Consolidated    $20,524,756   $22,741,823   $19,614,297
                ===========   ===========   ===========

Sales to one customer represented 8% of the Company's sales in 2003 and 11% in 2002. No other customer comprised 10 percent or more of the Company's sales in the three years ended December 31, 2004.

14.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the Company's unaudited quarterly results of operations for fiscal 2004 and 2003:

                                               2004 Fiscal Quarters
                         ----------------------------------------------------------------
                            First       Second        Third        Fourth        Total
                         ----------   ----------   ----------   -----------   -----------
Sales                    $4,722,101   $5,719,714   $7,078,487   $ 3,004,454   $20,524,756
Cost of Sales            $3,936,920   $4,838,395   $6,185,515   $ 3,046,655   $18,007,485
Net (loss) income        $ (397,808)  $  (48,816)  $ (199,769)  $(1,084,548)  $(1,730,941)
Basic and diluted
   (loss) earnings per
   share                 $    (0.01)  $    (0.00)  $    (0.00)  $     (0.03)  $     (0.04)

                                               2003 Fiscal Quarters
                         ---------------------------------------------------------------
                            First       Second        Third       Fourth       Total
                         ----------   ----------   ----------   ----------   -----------
Sales                    $4,439,167   $5,771,851   $8,018,169   $4,512,636   $22,741,823
Cost of Sales            $3,600,235   $4,783,946   $6,610,950   $3,661,383   $18,656,514
Net (loss) income        $ (207,856)  $ (119,019)  $  943,767   $  572,523   $ 1,189,415
Basic and diluted
   (loss) earnings per
   share                 $    (0.00)  $    (0.00)  $     0.02   $     0.00   $      0.02

15.  SUBSEQUENT EVENTS

In February 2005, a note receivable from the Company's majority shareholder went into default. The note required monthly payments of principal and interest through February, 2005 at which time the unpaid balance was due. The Company has sent a default letter demanding payment and intends to pursue collection of this obligation aggressively. Management has assessed the collateral supporting the note and does not believe the default will have a material impact on the financial statements of the Company. See Related Party Transactions Note 3.



                                     ******

SPORTS RESORTS INTERNATIONAL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                               ADDITIONS   DEDUCTIONS   RECOVERIES
                                              CHARGED TO   CHARGED TO   WRITE-OFFS
                                   BALANCE     COSTS AND    TO OTHER        AND        BALANCE
                                  JANUARY 1    EXPENSES     ACCOUNTS     DISPOSALS   DECEMBER 31
                                  ---------   ----------   ----------   ----------   -----------
DOUBTFUL ACCOUNTS AND CASH
DISCOUNTS RESERVES

For the year ended December 31:
2004                                181,000      3,000         --               --      184,000
2003                                210,000     10,000                     (39,000)     181,000
2002                                598,000     70,000         --         (458,000)     210,000

INVENTORY RESERVES

For the year ended December 31:
2004                                 53,350         --         --          (28,350)      25,000
2003                                 40,000     13,350         --               --       53,350
2002                                 40,000         --         --               --       40,000

TAX VALUATION ALLOWANCE

For the year ended December 31:
2004                              1,091,000    557,000         --               --    1,648,000
2003                              2,190,000         --         --       (1,099,000)   1,091,000
2002                              2,900,000         --         --         (710,000)   2,190,000

                                  EXHIBIT INDEX

Exhibit
 Number   Description
-------   -----------
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

 10.13    Agreement between First National Bank of Deerwood and Brainerd
          International Raceway & Resort, Inc. dated October 31, 2003.
          Incorporated by reference from the Company's report on Form 10-K for the year ended December 31, 2003.

 10.14 Code of Ethics for Financial Managers. (Incorporated by reference from the Company's report on Form 10-K for the year ended December 31,
          2003).

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

* Commission file number for reports filed pursuant to the Securities Exchange Act of 1934 is 2-98277 (c).