Form 10-Q
period 2005-03-31
SPORTS RESORTS INTERNATIONAL INC
filed 2005-05-13
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                     Yes [ ]                    No [X]

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of May 2, 2005: 48,399,771

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

CRITICAL ACCOUNTING POLICIES

A summary of our critical accounting policies is incorporated by reference beginning on page 11 of our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2005. There have been no material changes in the accounting policies followed by us during fiscal 2005.

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

DEVELOPMENT OF SPORTS AND ENTERTAINMENT COMPLEX. During 2001, we proposed the development of a new sports and entertainment complex (the "Complex") to be located on approximately 340 acres northeast of I-75 and Mount Morris Road in Mount Morris Township, Genesse County, Michigan. This project is in the development stage. We have received zoning and site plan approval for development of the site by the Mount Morris Township Planning Board. The Complex could eventually include a coliseum, domed stadium, hotel, theme restaurant, and a combined gas station, convenience and souvenir store, along with 130 acres of parking. To date, we have not been able to obtain the necessary funding for this project and are currently evaluating our options. Potential alternatives for the project include sale of the land we own and a release of the options we hold to purchase additional land. If we cannot obtain sufficient capital to develop the complex we will need to consider an alternative plan.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $8,211,000 at December 31, 2004 to $8,377,000 at March 31, 2005. This increase is primarily related to increases in cash and accounts receivable of $224,000 and $270,000 respectively, offset by a decrease in inventory of $227,000. Our consolidated current liabilities increased from $1,560,000 at December 31, 2004 to $1,979,000 at March 31, 2005.
This increase primarily relates to increases in accounts payable and accrued expenses of $220,000 and $195,000, respectively.

Cash increased $224,000, from $673,000 at December 31, 2004 to $897,000 at March 31, 2005 primarily due to cash received from advance ticket sales at our BIR facility.

Accounts receivable-trade increased by approximately $270,000 from $833,000 as of December 31, 2004 to $1,103,000 at March 31, 2005, due to increased sales activity associated with the first three months of the fiscal year, as compared to the fourth quarter.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from the majority shareholder. The note required monthly principal and interest payments through February 2005, at which time the unpaid balance was due. The related party failed to pay the remaining balance on the due date in February 2005, however, the related party has continued to make the same principal and interest payments through March 31, 2005. The Company has sent a default letter demanding payment and intends to pursue collection of this obligation aggressively. The Company believes that it has adequate collateral to secure the obligation.

Inventories decreased by approximately $227,000 from $1,600,000 at December 31, 2004 to $1,373,000 at March 31, 2005 due to better inventory management and a reduction in bedliner units on hand.

Net property, plant and equipment decreased by approximately $443,000 from $10,024,000 at December 31, 2004 to $9,581,000 at March 31, 2005 primarily due to depreciation for the period of $425,000.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $220,000 from $953,000 at December 31, 2004 to $1,173,000 at March 31, 2005 due to increased raw material purchases to support higher levels of production and sales activity associated with the first quarter as compared to the fourth quarter.

Accrued expenses increased by $195,000 from $388,000 at December 31, 2004 to $583,000 at March 31, 2005, primarily due to advanced ticket sales of $211,000 at BIR, offset by the payment of other accrued amounts.

OUTSTANDING LOANS AND CONTRACTUAL COMMITMENTS

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates approximating 8% through November 2007.

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2.5% above prime (effective rate of 8.00% at March 31, 2005) through October 2008.

We lease our Owosso, Michigan facility from an affiliated entity controlled by Donald J. and Patsy L. Williamson, our majority shareholders at a monthly rental charge of $50,000 per month. We are also responsible for all taxes, insurance and maintenance expenses related to the facility.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of March 31, 2005:

                               2006             2007            2008             2009              2010
                          ---------------  ---------------  -------------   --------------    ---------------
Debt obligations          $       223,000  $       239,000  $     208,000   $       69,000    $            --
Lease agreements                  610,000          608,000        605,000          603,000            500,000
                          ---------------  ---------------  -------------   --------------    ---------------

     Total                $       833,000  $       847,000  $     813,000   $      672,000    $       500,000
                          ===============  ===============  =============   ==============    ===============

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

RESULTS OF OPERATIONS

                                                  Three Months Ending
                                                       March 31
                                               ----                ----
                                               2005                2004
                                               ----                ----
Sales                                           100%                100%
Cost of Sales                                    93                  83
Selling, General and
   Administrative Expenses                       29                  25
Land Development Costs                            1                   2
Loss from Operations                            (23)                (10)
Other Income                                      3                   2
Income Tax Benefit                               --                  --
Net Loss                                        (20)                 (8)

Our revenues were $3,286,000 in the three months ended March 31, 2005 compared to $4,722,000 in the same period of 2004. Revenues attributable to RL were $3,266,000 and $4,614,000 for the quarters ended March 31, 2005 and 2004, respectively. The decrease in RL's sales from 2004 to 2005 is due to a softening in demand for its bedliner products. BIR's revenues were $20,000 and $108,000 for the quarters ended March 31, 2005 and 2004, respectively. BIR traditionally has little revenue in the first quarter, as the racing season does not begin until May each year. The decrease in BIR's revenues from 2004 to 2005 is attributable to Raceway 66 being closed during the "off season" in the first quarter of 2005 where as its remained open in the first quarter of 2004.

Cost of sales were $3,047,000 and $3,937,000 for the quarters ended March 31, 2005 and 2004 respectively or 93% and 83% as a percentage of revenue. Cost of sales attributable to RL were $2,809,000 and $3,492,000 for the quarters ended March 31, 2005 and 2004 respectively or 86% and 76% as a percentage of revenue. RL's cost of sales increased as a percentage of sales from 2004 to 2005 due to less favorable material costs as well as the reduction in sales described above and fixed manufacturing and overhead costs. Gross profit for RL was 14% of sales for the first quarter of 2005 and 24% of sales for the first quarter of 2004. Cost of sales attributable to BIR were $238,000 and $445,000 for the quarters ended March 31, 2005 and 2004, respectively. The decrease in BIR's cost of sales from 2004 to 2005 is primarily due to not operating Raceway 66 during the first quarter of 2005, which accounted for approximately $124,000 of the total reduction in BIR's cost of sales of $207,000. The remaining decrease is primarily due to reductions in maintenance costs of the track facility.

Selling, general and administrative expenses were $945,000 and $1,161,000 for the quarters ended March 31, 2005 and 2004, respectively, or 29% and 25% respectively, as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $852,000 and $986,000 for the quarters ended March 31, 2005 and 2004, respectively. RL's selling, general and administrative expenses decreased due to a reduction in sales levels, but increased as a percentage of revenue due to a large portion being fixed. Selling, general and administrative expenses for BIR were $93,000 and $175,000 for the three month periods ended March 31, 2005 and 2004 respectively and decreased primarily due to a reduction in administrative staff.

Land development costs were $40,000 and $113,000 for the quarters ending March 31, 2005 and 2004, respectively and are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. Since financing for development of the project was not in place at March 31, 2005 these amounts have been expensed.

Interest expense was $15,000 and $16,000 for the quarters ended March 31, 2005 and 2004, respectively.

Interest income was $92,000 and $94,000 for the quarters ended March 31, 2005 and 2004, respectively.

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

On March 29, 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share Based Payments". This SAB expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R), "Share-Based Payment" and certain SEC rules and regulations. In particular, the SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. We will adopt SAB No. 107 in conjunction with the adoption of SFAS No. 123(R) in the first quarter of 2006. We do not expect the adoption of this SAB to have a material effect on our consolidated financial statements.

In November 2004, FASB issued SFAS No. 151, "Inventory Cost," an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of SFAS No. 143". This interpretation clarifies that the term "conditional asset retirement obligation" refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. We will adopt the interpretation effective December 31, 2005. We are currently reviewing this interpretation, and do not expect the adoption of the interpretation to have an effect on our consolidated financial statements.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer believe that, not withstanding the material weaknesses discussed below, these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have been no changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

In February 2005, management was notified that Grant Thornton LLP had identified three material weaknesses in the Company's internal controls under the standards established by the Public Company Accounting Oversight Board. A material weakness is a control deficiency, or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement will not be prevented or detected. Grant Thornton identified the following as material weaknesses:

-   lack of documentation of policies and controls;

-   concentration of duties among few accounting staff members;

-   inadequate security within software applications.

The Company is working on a remediation plan to correct the cited material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has received a letter from the Minnesota Department of Human Rights dated April 14, 2005 regarding an investigation captioned Catherine Stalpes vs. Brainerd International Raceway and Resort, Inc. The complaint alleges an unfair discriminatory practice in violation of Minnesota Human Rights Act, Section 363A. The Company is in the process of gathering the requested information and will respond to the letter. Ultimately, the state will make a determination as to whether there is evidence of "probable cause" to credit the allegation of discrimination. At this time, no monetary damages are sought.

ITEM 6. EXHIBITS

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

                                         SPORTS RESORTS INTERNATIONAL, INC.

Dated: May 13, 2005                      By: /s/ Gregory T. Strzynski
                                             ----------------------------------
                                             Gregory T. Strzynski
                                             Chief Financial Officer
                                             (Duly Authorized Officer and
                                             Principal Accounting and Financial
                                             Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                          March 31,              December 31,
                                                                            2005                     2004
                                                                         (unaudited)               (audited)
                                                                       ----------------        ----------------
ASSETS

CURRENT ASSETS:
  Cash                                                                 $        897,329        $        673,314
  Accounts receivable:
    Trade (net of allowance for doubtful accounts
    and cash discounts of $194,000 at March
    31, 2005 and $184,000 at December 31, 2004)                               1,102,788                 833,099
  Note receivable - related party (Note 2)                                    4,387,479               4,429,654
  Inventories (Note 3)                                                        1,373,363               1,599,738
  Other (Note 4)                                                                615,661                 675,016
                                                                       ----------------        ----------------

          Total current assets                                                8,376,620               8,210,821

PROPERTY, PLANT, AND EQUIPMENT - Net                                          9,581,197              10,024,340
  (Notes 5 and 7)

OTHER ASSETS:
  Other (Note 6)                                                              2,029,793               2,032,044
                                                                       ----------------        ----------------

TOTAL ASSETS                                                           $     19,987,610        $     20,267,205
                                                                       ================        ================

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                    March 31,                 December 31,
                                                                      2005                        2004
                                                                   (unaudited)                  (audited)
                                                              --------------------       ---------------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)                  $            222,595       $             219,058
  Accounts payable                                                       1,173,009                     952,792
  Accrued expenses (Note 8)                                                583,479                     387,896
                                                              --------------------       ---------------------

          Total current liabilities                                      1,979,083                   1,559,746

LONG-TERM DEBT (Note 7)                                                    516,226                     573,028

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,399,771 shares
      issued and outstanding at March 31, 2005
      and December 31, 2004                                                483,997                     483,997
  Additional paid-in-capital                                             5,775,068                   5,775,068
  Net advances to related parties (Note 2)                                (396,292)                   (396,292)
  Retained earnings                                                     11,629,528                  12,271,658
                                                              --------------------       ---------------------

             Total shareholders' equity                                 17,492,301                  18,134,431
                                                              --------------------       ---------------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                                      $         19,987,610       $          20,267,205
                                                              ====================       =====================

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Three Months Ending
                                                                                            March 31
                                                                                --------------------------------
                                                                                      2005             2004
                                                                                ---------------   --------------
SALES                                                                           $     3,285,492   $    4,722,101

COST OF SALES                                                                         3,046,732        3,936,920
                                                                                ---------------   --------------

GROSS PROFIT                                                                            238,760          785,181

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                                            944,880        1,161,149

LAND DEVELOPMENT COSTS (Note 6)                                                          39,668          112,569

NET GAIN ON DISPOSAL OF ASSETS                                                            5,932           13,570
                                                                                ---------------   --------------

LOSS FROM OPERATIONS                                                                   (739,856)        (474,967)

OTHER INCOME (EXPENSE):
  Interest expense                                                                      (15,002)         (16,220)
  Interest income                                                                        92,004           93,865
  Other                                                                                  20,724             (486)
                                                                                ---------------   --------------

    Other income (expense), net                                                          97,726           77,159
                                                                                ---------------   --------------

NET LOSS                                                                        $      (642,130)  $     (397,808)
                                                                                ===============   ==============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         Three Months Ending
                                              March 31
                                      ---------------------------
                                         2005             2004
                                      -----------     -----------
BASIC AND DILUTED
   LOSS PER SHARE
   (Note 10)

   Net Loss                           $     (0.01)    $     (0.01)
                                      ===========     ===========

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                               48,399,771      48,379,703
   Effect of dilutive securities:
     Common share equivalents,
       common shares issuable upon
       exercise of outstanding
       stock options                           --              --
                                      -----------     -----------

   Diluted                             48,399,771      48,379,703
                                      ===========     ===========

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Three Months Ending
                                                                                          March 31
                                                                              ----------------------------
                                                                                  2005            2004
                                                                              ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                  $   (642,130)    $  (397,808)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                             424,542         431,788
         Gain on disposal of property and equipment                                 (5,932)        (13,570)
         Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                                    (269,689)       (428,770)
           Inventories                                                             226,375        (215,264)
           Other                                                                    61,606          38,372
           Accounts payable                                                        220,217         469,764
           Accrued expenses                                                        195,583         218,009
                                                                              ------------     -----------

Net cash provided by operating activities                                          210,572         102,521
                                                                              ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                                --        (144,024)
    Proceeds from disposal of property and equipment                                24,533          13,960
    Payments received on notes receivable-related party                             42,175          38,943
                                                                              ------------     -----------

Net cash provided by (used in) investing activities                                 66,708         (91,121)
                                                                              ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                           (53,265)        (50,442)
    Proceeds from issuance of common stock                                              --          48,153
                                                                              ------------     -----------

Net cash used in financing activities                                              (53,265)         (2,289)
                                                                              ------------     -----------

INCREASE IN CASH                                                                   224,015           9,111

CASH, BEGINNING OF PERIOD                                                          673,314         482,128
                                                                              ------------     -----------

CASH, END OF PERIOD                                                           $    897,329     $   491,239
                                                                              ============     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                                   $     14,002     $    17,048
                                                                              ============     ===========

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

       These financial statements should be read in conjunction with the audited financial statements and notes to consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2005. A summary of critical accounting policies is presented beginning on page 11 of the Company's most recent Form 10-K. There have been no material changes in the accounting policies followed by the Company during fiscal year 2005.

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

       On March 29, 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, "Share Based Payments". This SAB expresses the views of the SEC staff regarding the relationship between SFAS No. 123(R), "Share-Based Payment" and certain SEC rules and regulations. In particular, the SAB provides guidance related to valuation methods, the classification of compensation expense, non-GAAP financial measures, the accounting for income tax effects of share-based payment arrangements, disclosures in Management's Discussion and Analysis subsequent to adoption of SFAS No. 123(R), and interpretations of other share-based payment arrangements. The Company will adopt SAB No. 107 in conjunction with its adoption of SFAS No. 123(R) in the first quarter of 2006. The Company does not expect the adoption of this SAB to have a material effect on its consolidated financial statements.

       In November 2004, FASB issued SFAS No. 151, "Inventory Cost," an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

       In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations-an interpretation of SFAS No. 143". This interpretation clarifies that the term "conditional asset retirement obligation" refers to a legal obligation to perform a future asset retirement when uncertainty exists about the timing and/or method of settlement of the obligation. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists, as defined by the interpretation. An entity is required to recognize a liability for the fair value of the obligation if the fair value of the liability can be reasonably estimated. The Company will adopt the interpretation effective December 31, 2005. The Company is currently reviewing this interpretation, and does not expect the adoption of the interpretation to have an effect on its consolidated financial statements.

Note 2 RELATED PARTY TRANSACTIONS

       Note Receivable

       During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note required monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance was due. The related party has failed to pay the remaining balance due on the due date in February 2005. The Company has sent a default letter demanding payment and intends to pursue collection of this obligation aggressively. The note is secured by a subordinated mortgage and personal guarantee. The related party has continued to make interest and principal payments through March 31, 2005.

       Net Advances to Related Parties

       From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset based on net book value which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at March 31, 2005 and December 31, 2004 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities.

Note 3 INVENTORIES

       Inventories are summarized as follows:

                                                    March 31,    December 31,
                                                       2005          2004
                                                   (unaudited)    (audited)
                                                   ----------    ------------
Finished products                                  $  697,477    $    803,651
Raw materials                                         641,529         764,340
Other                                                  34,357          31,747
                                                   ----------    ------------

Total                                              $1,373,363    $  1,599,738
                                                   ==========    ============

Note 4 OTHER ASSETS, CURRENT

       Other assets, current is summarized as follows:

                                                    March 31,    December 31,
                                                      2005          2004
                                                   (unaudited)    (audited)
                                                   ----------    ------------
Prepaids:
    Sanction fees                                  $  250,000    $    250,000
    Insurance                                          78,718          88,641
    Rent                                               52,474          52,474
    Property taxes                                    172,366         139,589
Deposits                                               48,139          66,577
Other                                                  13,964          77,735
                                                   ----------    ------------

Total                                              $  615,661    $    675,016
                                                   ==========    ============

Note 5 PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is summarized by major classification as follows:

                                                   March 31,     December 31,
                                                     2005            2004
                                                  (unaudited)     (audited)
                                                 ------------    ------------
Land and improvements                            $  3,757,629    $  3,757,629
Track                                               1,560,300       1,560,300
Buildings                                           2,928,442       2,928,442
Condominium units                                     466,000         466,000
Leasehold improvements                                319,899         319,899
Bleachers & fencing                                 1,656,266       1,656,266
Equipment                                           7,488,466       7,488,466
Transportation equipment                            1,987,053       2,022,204
Furniture & fixtures                                  683,735         684,758
Tooling                                             4,257,382       4,257,384
                                                 ------------    ------------

       Total                                       25,105,172      25,141,348
       Less accumulated depreciation              (15,523,975)    (15,117,008)
                                                 ------------    ------------

Net property, plant and equipment                $  9,581,197    $ 10,024,340
                                                 ============    ============

Note 6 OTHER ASSETS, LONG-TERM

       Other assets, long-term is summarized as follows:

                                                   March 31,     December 31,
                                                     2005            2004
                                                  (unaudited)     (audited)
                                                 ------------    ------------
Rental property                                  $     75,000    $     75,000
Land held for development                           1,889,349       1,889,349
Land contract receivable                               61,244          63,495
Other                                                   4,200           4,200
                                                 ------------    ------------

Total                                            $  2,029,793    $  2,032,044
                                                 ============    ============

The Company made non-refundable deposits during the quarters ending March 31, 2005 and 2004 and entered into various agreements to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex. Since financing for development of the project is not in place, these deposits have been expensed.

Note 7 LONG TERM DEBT

       Long-term obligations consist of the following:

                                                                                         March 31,     December 31,
                                                                                           2005            2004
                                                                                        (unaudited)     (audited)
                                                                                        -----------    ------------
Note payable to a bank, monthly installments of interest at 7.5%
   through October 2003, and monthly payments of principal and interest at 2.5% above prime (effective rate of 8.0% and 7.75% at March 31,
   2005 and December 31, 2004, respectively) through October 2008;
   secured by a mortgage on related property                                            $   375,988    $    398,463
Term loans, payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
   collateralized by the related transportation equipment                                   362,833         393,623
                                                                                        -----------    ------------
            Total                                                                           738,821         792,086
Less current portion                                                                       (222,595)       (219,058)
                                                                                        -----------    ------------
Long-term                                                                               $   516,226    $    573,028
                                                                                        ===========    ============

Note 8 ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                     March 31,     December 31,
                                                       2005            2004
                                                    (unaudited)     (audited)
                                                    -----------    ------------
Accrued interest                                    $     2,326    $      1,326
Professional fees                                       127,964         162,706
Advance ticket sales/deferred revenue                   210,791          12,821
Payroll and taxes                                        76,770          81,843
Other                                                   165,628         129,200
                                                    -----------    ------------

    Total                                           $   583,479    $    387,896
                                                    ===========    ============

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

Note 11 STOCK OPTIONS

       The Company has stock-based employee compensation plans, which are described more fully in Note 12 in the Company's 2004 Annual Report. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The proforma effect on net income (loss) and earnings (loss) per share if the Company applied the fair value recognition provisions of SFAS 123 is net presented since there were no vested stock option awards during the periods presented.

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

       Financial information segregated by reportable product segment is as follows:

                                     2005             2004
                                 ------------     ------------
Sales:
          Truck Accessories      $  3,265,912     $  4,613,872
          Raceway                      19,580          108,229
                                 ------------     ------------

          Total                  $  3,285,492     $  4,722,101
                                 ============     ============

(Loss) Income from Operations
          Truck Accessories      $   (429,222)          30,271
          Raceway                    (310,634)        (505,238)
                                 ------------     ------------

          Total                  $   (739,856)    $   (474,967)
                                 ============     ============

                                  EXHIBIT INDEX

 No.                                 Exhibits
----   -----------------------------------------------------------------------
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