Form 10-Q
period 2005-06-30
SPORTS RESORTS INTERNATIONAL INC
filed 2005-08-08
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

                        Yes [ ]                 No [X]

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of July 5, 2005: 48,399,771

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

SALE OF MOTOR SPORTS FACILITY. In November 2004, we announced our intent to sell our multi-purpose motor sports facility located near Brainerd, Minnesota in an effort to concentrate on our manufacturing operations located in Michigan. There were no new developments regarding a potential sale of the facility during the quarter ended June 30, 2005. The facility which hosts various spectator events such as drag and road races for cars and motorcycles includes a one-quarter mile drag strip and three-mile race course and consists of approximately 530 acres of land. The facility also includes Raceway 66, a combined convenience store and gas station adjacent to the property. We expect to continue to operate the facility during 2005 until we locate a qualified purchaser.

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

WILLIAMSON PROPOSAL. On March 15, 2005 the Company received notification via a press release from Donald J. Williamson, the Company's majority shareholder, concerning his plans to have the Company execute a variety of corporate transactions including a joint venture with an Indian tribe to establish a casino, the spin-off of the Company's BIR subsidiary to shareholders and other corporate transactions. The Company has not had any further communication from Mr. Williamson regarding these proposals and has not taken any action to execute such transactions.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $8,211,000 at December 31, 2004 to $9,714,000 at June 30, 2005. This increase is primarily related to increases in cash and other assets-current of $1,933,000 and $1,091,000 respectively, offset by a decrease in note receivable-related party of $1,671,000. Our consolidated current liabilities increased from $1,560,000 at December 31, 2004 to $3,082,000 at June 30, 2005. This increase primarily relates to increases in accounts payable and accrued expenses of $697,000 and $828,000, respectively.

Cash increased $1,933,000, from $673,000 at December 31, 2004 to $2,606,000 at
June 30, 2005 primarily due to $1,671,000 received from our majority shareholder towards the balance owed on an outstanding note receivable-related party and cash generated in operating activities of $346,000.

Accounts receivable - trade increased by approximately $277,000 from $833,000 as of December 31, 2004 to $1,110,000 at June 30, 2005, due to increased sales activity associated with the second quarter of the fiscal year, as compared to the fourth quarter.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from our majority shareholder. The note required monthly principal and interest payments through February 2005, at which time the unpaid balance was due. The related party failed to pay the remaining balance on the due date in February 2005, however, the related party has continued to make the same principal and interest payments through May 2005 and made a partial principal payment of $1,600,000 towards the remaining balance in June of 2005. The Company has sent a default letter demanding payment and is pursuing collection of this obligation. During the quarter ended June 30, 2005, the Company obtained an independent appraisal of the collateral which indicates a value of approximately $4,860,000. The Company is evaluating its options with regards to the collateral. The Company believes that it has adequate collateral to secure the remaining obligation.

Inventories decreased by approximately $127,000 from $1,600,000 at December 31, 2004 to $1,473,000 at June 30, 2005 due to better inventory management.

Other assets - current increased $1,091,000 from $675,000 at December 21, 2004 to $1,766,000 primarily due to prepaid sanction fees associated with an event to be held at BIR in the third quarter of 2005.

Net property, plant and equipment decreased by approximately $870,000 from $10,024,000 at December 31, 2004 to $9,154,000 at June 30, 2005 primarily due to depreciation for the period of $837,000.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $697,000 from $953,000 at December 31, 2004 to $1,650,000 at June 30, 2005 primarily due to activities associated with the seasonal operation of BIR which is from May through October each year.

Accrued expenses increased by $828,000 from $388,000 at December 31, 2004 to $1,216,000 at June 30, 2005, primarily due to advanced ticket sales of $884,000 at BIR, offset by the payment of other accrued amounts.

OUTSTANDING LOANS AND CONTRACTUAL COMMITMENTS

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates approximating 8% through November 2007.

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2.5% above prime (effective rate of 8.5% at June 30, 2005) through October 2008.

We lease our Owosso, Michigan facility from an affiliated entity controlled by Donald J. and Patsy L. Williamson, our majority shareholders at a monthly rental charge of $50,000 per month. We are also responsible for all taxes, insurance and maintenance expenses related to the facility. In the second quarter of 2005 we extended the terms of our original lease agreement to May of 2020.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of June 30, 2005:

                      2006            2007           2008         2009            2010          Thereafter
                  ------------    -----------    -----------   -----------   --------------   --------------
Debt obligations  $    216,000    $   233,000    $   173,000   $    40,000   $           --   $           --
Lease agreements       610,000        606,000        605,000       602,000          600,000        5,900,000
                  ------------    -----------    -----------   -----------   --------------   --------------

     Total        $    826,000    $   839,000    $   778,000   $   642,000   $      600,000   $    5,900,000
                  ============    ===========    ===========   ===========   ==============   ==============

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

RESULTS OF OPERATIONS

                                  Six Months Ending       Three Months Ending
                                       June 30                  June 30
                                  -----------------       -------------------
                                   2005      2004           2005       2004
                                  ------    -------       -------    --------
Sales                               100%    100%             100%    100%
Cost of Sales                        88      84               85      85
Selling, General and
   Administrative Expenses           24      22               20      20
Land Development Costs                1       2               --       1
Net Gain on Disposal of Assets       --       2               --       3
Loss from Operations                 13       6                5       2
Other Income                          2       1                1       1
Net Loss                             11       4                3       1

Our revenues were $3,997,000 in the three months ended June 30, 2005 compared to $5,720,000 in the same period of 2004. Revenues attributable to RL were $3,676,000 and $4,898,000 for the quarters ended June 30, 2005 and 2004, respectively. The decrease in RL's sales from 2004 to 2005 is due to a softening in demand for its bedliner products. BIR's revenues were $321,000 and $822,000 for the quarters ended June 30, 2005 and 2004, respectively. The $501,000 decrease in BIR's revenues from 2004 to 2005 is due to a number of decisions made to improve BIR's overall profitability. In 2005, we eliminated our American Motorcyclist Association ("AMA") and Thunder at the Lakes events, which had revenues of $200,000 and $40,000, respectively in the second quarter of 2004. Additionally, Raceway 66, a combined gas station and convenience store has not been opened in 2005 and accounted for $229,000 of BIR's revenues in the second quarter of 2004.

Revenues were $7,283,000 and $10,442,000 for the six months periods ending June 30, 2005 and 2004, respectively. Revenues for RL were $6,942,000 and $9,512,000 for the six month periods ended June 30, 2005 and 2004, respectively with the decrease due to the same factors noted above. BIR revenues were $341,000 and $930,000 for the same periods with the decrease due to the same reasons as described above.

Cost of sales were $3,378,000 and $4,838,000 for the quarters ended June 30, 2005 and 2004 respectively or 85% as a percentage of revenue for both periods. Cost of sales attributable to RL were $2,917,000 and $3,670,000 for the quarters ended June 30, 2005 and 2004 respectively or 79% and 75% as a percentage of revenue. RL's cost of sales increased as a percentage of sales from 2004 to 2005 due to less favorable material costs as well as the reduction in sales described above, reducing the absorption of fixed manufacturing and overhead costs. Gross profit for RL was 21% of sales for the second quarter of 2005 and 25% of sales for the second quarter of 2004. Cost of sales attributable to BIR were $461,000 and $1,168,000 for the quarters ended June 30, 2005 and 2004, respectively. The decrease in BIR's cost of sales from 2004 to 2005 is primarily due to not operating Raceway 66 during the second quarter of 2005 and the elimination of events as described above, which accounted for approximately $342,000 and $236,000, respectively, of the total reduction in BIR's cost of sales of $704,000. The remaining decrease is primarily due to reductions in maintenance costs of the track facility.

Cost of sales for the six month periods ended June 30, 2005 and 2004 were $6,425,000 and $8,775,000, respectively for the same reasons as described above. Cost of sales attributable to RL were $5,726,000 and $7,162,000 for the same periods or 82% and 75% as a percentage of revenues, respectively. Cost of sales attributable to BIR for the six month periods ended June 30, 2005 and 2004 were $699,000 and $1,613,000, respectively.

Selling, general and administrative expenses were $810,000 and $1,135,000 for the quarters ended June 30, 2005 and 2004, respectively, or 20% as a percentage of revenues for both periods. Selling, general and administrative expenses attributed to RL were $686,000 and $865,000 for the quarters ended June 30, 2005 and 2004, respectively or 19% and 18% respectively, as percentage of revenues. RL's selling, general and administrative expenses decreased due to a reduction in sales levels. Selling, general and administrative expenses for BIR were $124,000 and $270,000 for the three month periods ended June 30, 2005 and 2004 respectively and decreased primarily due to a reduction in administrative staff.

Selling, general and administrative expenses were $1,755,000 and $2,297,000 for the six month periods ended June 30, 2005 and 2004, respectively, or 24% and 22% as a percentage of revenues for the same reasons as described above. Selling, general and administrative expenses attributed to RL were $1,538,000 and $1,851,000 for the six months ended June 30, 2005 and 2004, respectively. Selling, general and administrative expenses for BIR were $217,000 and $446,000 for the same periods.

There were no land development costs incurred for the quarter ending June 30, 2005. Land development costs were $57,000 for the quarter ending June 30, 2004, and $40,000 and $170,000 for the six month periods ended June 30, 2005 and 2004, respectively. Land development costs are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. Since financing for development of the project was not in place at June 30, 2005 these amounts have been expensed.

There was no significant net gain on disposal of assets for the quarter ended June 30, 2005, which totaled $8,000. Net gain on disposal of assets was $185,000 for the quarter ended June 30, 2004 and is related to the sale of an unused warehouse facility.

Net gain on disposal of assets was $14,000 and $198,000 for the six month periods ended June 30, 2005 and 2004, respectively, principally for the same reasons described above.

Interest expense in the second quarter of 2005 decreased by $4,000 from the second quarter of 2004, from $16,000 to $12,000 due to the reduction of outstanding debt. Interest expense in the six month period ending June 30, 2005 decreased by $5,000 from the same period in 2004, from $33,000 to $27,000 for the same reason.

Interest income was $69,000 and $94,000 for the quarters ended June 30, 2005 and 2004, respectively, and $161,000 and $188,000 for the six month periods ended June 30, 2005 and 2004, respectively. Changes in interest income are attributable to excess cash available for investment purposes at prevailing rates and interest earned on notes receivable-related party.

RISK FACTORS

GENERAL

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED IN ONE SHAREHOLDER, WHO IS ABLE TO EXERCISE CONTROL AND MAKE DECISIONS THAT MAY NOT BE IN THE BEST INTEREST OF ALL OF OUR SHAREHOLDERS

Donald J. Williamson, our majority shareholder and his wife, Patsy L. Williamson, own approximately 96% of our issued and outstanding shares of common stock. Accordingly, Donald and Patsy Williamson are able to control the election of directors and all other matters which are subject to a vote of shareholders. This concentration of ownership may have the effect of delaying or preventing a change of control of Sports Resorts International, Inc. even if this change of control would benefit all of the shareholders.

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

Sales of our truck accessories including bedliners is tied to the North American vehicle industry. The truck industry is highly cyclical and dependent on consumer spending and general economic conditions in North America. We primarily sell our truck accessories in the United States and as a result we are solely dependent on the health and vitality of the U. S. economy for our success. There can be no assurance that production of pickup trucks will not decline in the future or that we will be able to fully utilize our manufacturing capacity. Economic factors adversely affecting truck sales and production and consumer spending could adversely impact our sales and operating results.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Cost," an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted. SFAS No. 154 is not expected to have a material impact on our consolidated financial statements.

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

Based on their evaluation of the Company's disclosure controls and procedures which took place as of the end of the period covered by this report, the Chief Executive and the Chief Financial Officers believe that, not withstanding the material weaknesses discussed below, these procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time period.

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

The Company is developing a plan of action to remediate the cited material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On July 19, 2005, the Company received a copy of a lawsuit filed in Genesee County circuit court (Case No. 05-081885-cz) captioned Richard R. Mansour v. Sports Resorts International, Inc. et al. The complaint seeks damages in excess of $25,000 and alleges various claims. The Company is evaluating the lawsuit and believes at this time that it is without merit.

ITEM 6.  EXHIBITS

(a)   Exhibits

      10.1 Amendment to lease agreement between 620 Platt Road LLC and Rugged Liner, Inc. dated May 16, 2005 (Filed herewith)

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

                                      SPORTS RESORTS INTERNATIONAL, INC.

Dated: August 8, 2005                 By: /s/ Gregory T. Strzynski
                                          --------------------------------------
                                          Gregory T. Strzynski
                                          Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Accounting and Financial Officer of
                                          the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                            June 30,              December 31,
                                                              2005                    2004
                                                           (unaudited)              (audited)
                                                          ------------            ------------
ASSETS

CURRENT ASSETS:
  Cash                                                    $  2,605,866            $    673,314
  Accounts receivable:
   Trade (net of allowance for doubtful
   accounts and cash discounts of $218,000
   at June 30, 2005 and $184,000 at December
   31, 2004)                                                 1,110,034                 833,099
  Note receivable - related party (Note 2)                   2,758,892               4,429,654
  Inventories (Note 3)                                       1,472,937               1,599,738
  Other (Note 4)                                             1,765,864                 675,016
                                                          ------------            ------------

       Total current assets                                  9,713,593               8,210,821

PROPERTY, PLANT, AND EQUIPMENT - Net
   (Notes 5 and 7)                                           9,154,490              10,024,340

OTHER ASSETS:
  Other (Note 6)                                             2,027,513               2,032,044
                                                          ------------            ------------

TOTAL ASSETS                                              $ 20,895,596            $ 20,267,205
                                                          ============            ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                    June 30,                  December 31,
                                                                      2005                        2004
                                                                   (unaudited)                 (audited)
                                                                   -----------                ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 7)                       $   215,699                $    219,058
  Accounts payable                                                   1,650,289                     952,792
  Accrued expenses (Note 8)                                          1,215,897                     387,896
                                                                   -----------                ------------

       Total current liabilities                                     3,081,885                   1,559,746

LONG-TERM DEBT (Note 7)                                                446,012                     573,028

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
     at $0.01 par value, 48,399,771 shares issued
     and outstanding at June 30, 2005
     and December 31, 2004                                             483,997                     483,997
  Additional paid-in-capital                                         5,775,068                   5,775,068
  Net advances to related parties (Note 2)                            (396,292)                   (396,292)
  Retained earnings                                                 11,504,926                  12,271,658
                                                                   -----------                ------------

         Total shareholders' equity                                 17,367,699                  18,134,431
                                                                   -----------                ------------

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                           $20,895,596                $ 20,267,205
                                                                   ===========                ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Six Months Ending               Three Months Ending
                                                                June 30                          June 30
                                                      ----------------------------     ---------------------------
                                                         2005             2004            2005            2004
                                                      -----------     ------------     -----------    ------------
SALES                                                 $ 7,282,508     $ 10,441,815     $ 3,997,016    $  5,719,714

COST OF SALES                                           6,424,602        8,775,315       3,377,870       4,838,395
                                                      -----------     ------------     -----------    ------------

GROSS PROFIT                                              857,906        1,666,500         619,146         881,319

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                               1,754,979        2,296,509         810,099       1,135,360

LAND DEVELOPMENT COSTS (Note 6)                            39,668          169,773              --          57,204

NET GAIN ON DISPOSAL OF ASSETS (Note 5)                    13,578          198,333           7,646         184,763
                                                      -----------     ------------     -----------    ------------

LOSS FROM OPERATIONS                                     (923,163)        (601,449)       (183,307)       (126,482)

OTHER INCOME (EXPENSE):
  Interest expense                                        (27,414)         (32,512)        (12,412)        (16,292)
  Interest income                                         160,916          188,020          68,912          94,155
  Other                                                    22,929             (683)          2,205            (197)
                                                      -----------     ------------     -----------    ------------

   Other income, net                                      156,431          154,825          58,705          77,666
                                                      -----------     ------------     -----------    ------------

NET LOSS                                              $  (766,732)    $   (446,624)    $  (124,602)   $    (48,816)
                                                      ===========     ============     ===========    ============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Six Months Ending               Three Months Ending
                                                             June 30                          June 30
                                                   ---------------------------     -----------------------------
                                                      2005            2004             2005             2004
                                                   -----------    ------------     ------------     ------------
BASIC AND DILUTED
   LOSS PER SHARE
   (Note 10)

   Net Loss                                        $     (0.02)   $      (0.01)    $      (0.00)    $      (0.00)
                                                   ===========    ============     ============     ============

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                                            48,399,771      48,378,741       48,399,771       48,388,746
   Effect of dilutive securities:
    Common share equivalents,
     common shares issuable upon
     exercise of outstanding
     stock options                                          --              --               --               --
                                                   -----------    ------------     ------------     ------------

   Diluted                                          48,399,771      48,378,741       48,399,771       48,388,746
                                                   ===========    ============     ============     ============

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                           Six Months Ending
                                                                                                June 30
                                                                                   --------------------------------
                                                                                        2005              2004
                                                                                   --------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                        $     (766,732)    $    (446,624)
   Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization                                                      836,845           866,119
       Gain on disposal of property and equipment                                         (13,578)         (198,333)
       Changes in assets and liabilities that provided (used) cash:
        Accounts receivable                                                              (276,935)         (447,987)
        Income taxes receivable                                                                --         1,570,234
        Inventories                                                                       126,801            10,085
        Other                                                                          (1,086,317)         (717,396)
        Accounts payable                                                                  697,497           516,701
        Accrued expenses                                                                  828,001           710,665
                                                                                   --------------     -------------

Net cash provided by operating activities                                                 345,582         1,863,464
                                                                                   --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                    (8,286)         (178,274)
   Proceeds from disposal of property and equipment                                        54,869           428,557
   Payments received on notes receivable-related party                                  1,670,762            78,669
                                                                                   --------------     -------------

Net cash provided by investing activities                                               1,717,345           328,952
                                                                                   --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Principal payments on long-term debt                                                  (130,375)         (101,618)
   Proceeds from issuance of common stock                                                      --           118,831
                                                                                   --------------     -------------

Net cash (used in) provided by financing activities                                      (130,375)           17,213
                                                                                   --------------     -------------

INCREASE IN CASH                                                                        1,932,552         2,209,629

CASH, BEGINNING OF PERIOD                                                                 673,314           482,128
                                                                                   --------------     -------------

CASH, END OF PERIOD                                                                $    2,605,866     $   2,691,757
                                                                                   ==============     =============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Six Months Ending
                                                                       June 30
                                                              -------------------------
                                                                 2005           2004
                                                              ----------     ----------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest                   $   27,414     $   37,069
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

       In November 2004, the FASB issued SFAS No. 151, "Inventory Cost," an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

       In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections, and is effective for fiscal years beginning after December 15, 2005. Early adoption is permitted. SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial statements.

Note 2 RELATED PARTY TRANSACTIONS

       Note Receivable

       During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note required monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance was due. The related party has failed to pay the remaining balance due on the due date in February 2005. The Company has sent a default letter demanding payment and is pursuing collection of this obligation. The note is secured by a subordinated mortgage and personal guarantee. The related party has continued to make interest and principal payments through May 31, 2005. In June of 2005 the related party made a partial principal payment of $1,600,000 towards the remaining balance. The Company has obtained an independent appraisal of the collateral which indicates a value of approximately $4,860,000. The Company is evaluating its options with regards to the collateral. The Company believes that it has adequate collateral to secure the remaining obligation.

       Net Advances to Related Parties

       From 1999 through the first six months of 2002, the Company paid certain expenses on behalf of affiliated entities controlled by Donald J. Williamson. These expenses were predominately for the use of a common payroll processing service as well as a pro rata share of general insurance coverage. Additionally, the Company had advanced $1,036,000 on behalf of Mr. Williamson for construction costs related to a convenience store and gas station being built adjacent to BIR's facility in Brainerd, Minnesota. Construction of the convenience store was completed in the second quarter of 2002. Effective September 1, 2002, Mr. Williamson transferred the facility to the Company, at which time the advances were offset based on net book value which was determined using historic cost data accumulated during the construction of the facility. Additionally, in June of 2003, the Company received $711,000 from affiliated entities toward amounts previously advanced. The total amount outstanding at June 30, 2005 and December 31, 2004 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity. In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities.

Note 3 INVENTORIES

       Inventories are summarized as follows:

                                                                   June 30,            December 31,
                                                                    2005                   2004
                                                                 (unaudited)            (audited)
                                                                 -----------           ------------
Finished products                                                $   713,599           $    803,651
Raw materials                                                        732,908                764,340
Other                                                                 26,430                 31,747
                                                                 -----------           ------------

Total                                                            $ 1,472,937           $  1,599,738
                                                                 ===========           ============

Note 4 OTHER ASSETS, CURRENT

       Other assets, current is summarized as follows:

                                                                   June 30,            December 31,
                                                                     2005                  2004
                                                                 (unaudited)            (audited)
                                                                 -----------           ------------
Prepaids:
   Sanction fees                                                 $ 1,300,426           $    250,000
   Insurance                                                         110,979                 88,641
   Rent                                                               52,474                 52,474
   Property taxes                                                    108,703                139,589
Deposits                                                             179,319                 66,577
Other                                                                 13,963                 77,735
                                                                 -----------           ------------
Total                                                            $ 1,765,864           $    675,016
                                                                 ===========           ============

Note 5 PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment is summarized by major classification as follows:

                                                 June 30,             December 31,
                                                   2005                  2004
                                               (unaudited)             (audited)
                                             ---------------        ---------------
Land and improvements                        $     3,757,629        $     3,757,629
Track                                              1,560,300              1,560,300
Buildings                                          2,928,442              2,928,442
Condominium units                                    466,000                466,000
Leasehold improvements                               319,899                319,899
Bleachers & fencing                                1,656,266              1,656,266
Equipment                                          7,488,466              7,488,466
Transportation equipment                           1,918,119              2,022,204
Furniture & fixtures                                 683,693                684,758
Tooling                                            4,257,384              4,257,384
                                             ---------------        ---------------

     Total                                        25,036,198             25,141,348
     Less accumulated depreciation               (15,881,708)           (15,117,008)
                                             ---------------        ---------------

Net property, plant and equipment            $     9,154,490        $    10,024,340
                                             ===============        ===============

The Company sold an unused warehouse building with a carrying value of approximately $230,000 and recognized a gain of $184,000 in the second quarter of 2004.

Note 6 OTHER ASSETS, LONG-TERM

       Other assets, long-term is summarized as follows:

                                                 June 30,             December 31,
                                                   2005                  2004
                                               (unaudited)             (audited)
                                             ---------------        ---------------
Rental property                              $        75,000        $        75,000
Land held for development                          1,889,349              1,889,349
Land contract receivable                              58,964                 63,495
Other                                                  4,200                  4,200
                                             ---------------        ---------------

Total                                        $     2,027,513        $     2,032,044
                                             ===============        ===============

The Company has incurred professional fees and made non-refundable deposits to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex, during the six month periods ending June 30, 2005 and 2004. Since financing for development of the project is not in place, these amounts have been expensed.

Note 7 LONG TERM DEBT

      Long-term obligations consist of the following:

                                                                                  June 30,        December 31,
                                                                                    2005              2004
                                                                                (unaudited)         (audited)
                                                                                ------------      ------------

Note payable to a bank, monthly installments of interest at
   7.5% through October 2003, and monthly payments of
   principal and interest at 2.5% above prime (effective rate of 8.5% and 7.75% at June 30, 2005 and December 31, 2004,
   respectively) through October 2008; secured by a mortgage
   on related property                                                          $    353,108      $    398,463

Term loans, payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
   collateralized by the related transportation equipment                            308,603           393,623
                                                                                ------------      ------------
         Total                                                                       661,711           792,086
Less current portion                                                                (215,699)         (219,058)
                                                                                ------------      ------------

Long-term                                                                       $    446,012      $    573,028
                                                                                ============      ============

Note 8 ACCRUED EXPENSES

       Accrued expenses consist of the following:

                                                                                  June 30,        December 31,
                                                                                    2005              2004
                                                                                (unaudited)         (audited)
                                                                                ------------      ------------
Professional fees                                                               $     77,407      $    162,706
Advance ticket sales/deferred revenue                                                883,579            12,821
Payroll and taxes                                                                     76,241            81,843
Property taxes                                                                        69,300            69,300
Other                                                                                109,370            61,226
                                                                                ------------      ------------

   Total                                                                        $  1,215,897      $    387,896
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

Note 10 LOSS PER SHARE

        Basic loss per share is based upon the weighted average number of shares outstanding. Diluted earnings per share assumes the exercise of common stock options when dilutive.

Note 11 STOCK OPTIONS

        The Company has stock-based employee compensation plans, which are described more fully in Note 12 in the Company's 2004 Annual Report. The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25 to its stock-based compensation awards. Since stock options are granted at prices equal to fair market value, no compensation expense is recognized in connection with stock options granted to employees. The proforma effect on net income (loss) and earnings (loss) per share if the Company applied the fair value recognition provisions of SFAS 123, is not presented since there were no unvested stock option awards during the periods presented.

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

        Financial information segregated by reportable product segment is as follows:

                                      Six Months Ending                  Three Months Ending
                                            June 30                            June 30
                                          (unaudited)                        (unaudited)
                                --------------------------------    -----------------------------
                                     2005             2004              2005            2004
                                --------------   ---------------    ------------    -------------
Sales:
       Truck Accessories        $    6,941,726         9,511,993    $  3,675,814    $   4,898,121
       Raceway                         340,782           929,822         321,202          821,593
                                --------------   ---------------    ------------    -------------

       Total                    $    7,282,508        10,441,815    $  3,997,016    $   5,719,714
                                ==============   ===============    ============    =============

(Loss) Income from Operations
       Truck Accessories        $     (349,377)  $       520,664    $     79,845    $     490,543
       Raceway                        (573,786)       (1,122,113)       (263,152)        (617,025)
                                --------------   ---------------    ------------    -------------

       Total                    $     (923,163)  $      (601,449)   $   (183,307)   $    (126,482)
                                ==============   ===============    ============    =============

                                 Exhibit Index

Exhibit No.                                 Description
-----------                                 -----------
10.1               Amendment to lease agreement between 620 Platt Road LLC and
                   Rugged Liner, Inc. dated May 16, 2005 (Filed herewith)

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