Form 10-Q
period 2005-09-30
SPORTS RESORTS INTERNATIONAL INC
filed 2005-11-17
CIK 771249

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 10-Q
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Number of shares of the registrant's Common Stock, $0.01 par value, outstanding as of October 3, 2005: 48,399,771

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

SALE OF MOTOR SPORTS FACILITY. In November 2004, we announced our intent to sell our multi-purpose motor sports facility located near Brainerd, Minnesota in an effort to concentrate on our manufacturing operations located in Michigan. There were no new developments regarding a potential sale of the facility during the quarter ended September 30, 2005. The facility which hosts various spectator events such as drag and road races for cars and motorcycles includes a one-quarter mile drag strip and three-mile race course and consists of approximately 530 acres of land. The facility also includes Raceway 66, a combined convenience store and gas station adjacent to the property. We expect to continue to operate the "BIR" facility until we locate a qualified purchaser.

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

TENDER OFFER BY THE COMPANY. On September 21, 2005 the Company commenced a Tender Offer for all of the shares of the Company's outstanding common stock. Under the Offer, each shareholder that tendered his or her shares would receive consideration in the amount of $1.00 per share. The Company was informed that Donald J. Williamson and his family would not be tendering the shares that they own in the Offer. The purpose of the Offer was to reduce the number of shareholders so that the Company could delist from the Nasdaq Small Cap Market and deregister from the reporting obligations of the Securities and Exchange Commission and become a private company. The Offer was scheduled to end on October 21, 2005. As of the ending date of the Offer, approximately 516,000 shares had been tendered out of approximately 919,000 shares available. However, the Company was notified by the SEC that the information supplied to shareholders regarding the Offer was not complete and that the Offer would need to be terminated. On October 28, 2005, the Company announced that it had terminated the Offer and that all shares tendered would be returned to the shareholder. Upon clearance from the SEC, the Company intends to commence a new tender offer on the same terms and conditions.

LIQUIDITY AND CAPITAL RESOURCES

Our consolidated current assets increased from $8,211,000 at December 31, 2004 to $9,450,000 at September 30, 2005. This increase is primarily related to increases in cash and accounts receivable- trade of $2,988,000 and $306,000 respectively, offset by a decrease in note receivable-related party and other assets-current of $1,671,000 and $356,000, respectively. Our consolidated current liabilities increased from $1,560,000 at December 31, 2004 to $1,705,000 at September 30, 2005. This increase primarily relates to an increase in accounts payable of $198,000.

Cash increased $2,988,000, from $673,000 at December 31, 2004 to $3,661,000 at
September 30, 2005 primarily due to $1,671,000 received from our majority shareholder towards the balance owed on an outstanding note receivable-related party and cash generated in operating activities of $1,445,000.

Accounts receivable - trade increased by approximately $306,000 from $833,000 as of December 31, 2004 to $1,139,000 at September 30, 2005, due to increased sales activity associated with the third quarter of the fiscal year, as compared to the fourth quarter.

Note receivable - related party is comprised of a note, which is secured by a subordinated mortgage and personal guarantee from our majority shareholder. The note required monthly principal and interest payments through February 2005, at which time the unpaid balance was due. The related party failed to pay the remaining balance on the due date in February 2005; however, the related party has continued to make the same principal and interest payments through May 2005 and made a partial principal payment of $1,600,000 towards the remaining balance in June of 2005. The Company has sent a default letter demanding payment and is pursuing collection of this obligation. During the quarter ended September 30, 2005, the Company obtained an independent appraisal of the collateral which indicates a value of approximately $4,860,000. The Company is evaluating its options with regards to the collateral. The Company believes that it has adequate collateral to secure the remaining obligation.

Inventories remained relatively consistent and were $1,572,000 and $1,600,000 at September 30, 2005 and December 31, 2004, respectively.

Other assets - current decreased $356,000 from $675,000 at December 31, 2004 to $319,000 at September 30, 2005 primarily due to the expensing of prepaid sanction fees associated with an event held at BIR in the third quarter of 2005.

Net property, plant and equipment decreased by approximately $1,907,000 from $10,024,000 at December 31, 2004 to $8,117,000 at September 30, 2005 primarily due to depreciation for the period of $1,228,000. Additionally, during the third quarter of 2005, the Company evaluated the carrying amount of the assets of Raceway 66. The Company commissioned an outside appraisal of the assets and as a result of the appraisal recorded an impairment charge of $639,000.

LIABILITIES AND EQUITY

Accounts payable increased by approximately $198,000 from $953,000 at December 31, 2004 to $1,151,000 at September 30, 2005 primarily due to activities associated with the seasonal operation of BIR which is from May through October each year.

Accrued expenses decreased by $54,000 from $388,000 at December 31, 2004 to $334,000 at September 30, 2005, primarily due to the payment of amounts accrued.

OUTSTANDING LOANS AND CONTRACTUAL COMMITMENTS

In 2002 we entered into term loans in the amount of $595,237. These loans are secured by transportation equipment and require monthly payments including interest at rates approximating 8% through November 2007.

In February 2003, we entered into a note payable with a bank in the amount of $500,000. This note was secured by a mortgage on BIR's facilities and required monthly payments of interest at 7.5%. In October 2003, we extended this note with monthly principal and interest payments at 2.5% above prime (effective rate of 9.25% at September 30, 2005) through October 2008.

We lease our Owosso, Michigan facility from an entity controlled by Donald J. and Patsy L. Williamson, our majority shareholders at a monthly rental charge of $50,000 per month. We are also responsible for all taxes, insurance and maintenance expenses related to the facility. In the second quarter of 2005 we extended the terms of our original lease agreement to May of 2020.

Summarized below are our obligations and commitments to make future payments under debt obligations and lease agreements as of September 30, 2005:

                        2006          2007          2008           2009         2010        Thereafter
                     ---------     ---------     ---------     ---------     -------       -----------
Debt obligations     $ 219,000     $ 238,000     $ 142,000     $  11,000     $      --     $        --
Lease agreements       609,000       605,000       605,000       600,000       600,000       5,750,000
                     ---------     ---------     ---------     ---------     ---------     -----------
     Total           $ 828,000     $ 843,000     $ 747,000     $ 611,000     $ 600,000     $ 5,750,000
                     =========     =========     =========     =========     =========     ===========

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

RESULTS OF OPERATIONS

                                    Nine Months Ending   Three Months Ending
                                      September 30          September 30
                                    ------------------   -------------------
                                    2005         2004       2005       2004
                                    ----         ----       ----       ----
Sales                               100%         100%       100%       100%
Cost of Sales                        82           85         76         87
Selling, General and
   Administrative Expenses           19           19         14         15
Land Development Costs               --            1         --          1
Net Gain on Disposal of Assets       --            1         --         --
Impairment of Long-Lived Assets       5           --         10         --
(Loss) Income from Operations        (6)          (5)         1         (4)
Other Income                          2            1          1          1
Net (Loss) Income                    (5)          (4)         2         (3)

Our revenues were $6,525,000 in the three months ended September 30, 2005 compared to $7,078,000 in the same period of 2004. Revenues attributable to RL were $3,285,000 and $3,649,000 for the quarters ended September 30, 2005 and 2004, respectively. The decrease in RL's sales from 2004 to 2005 is due to a softening in demand for its bedliner products. BIR's revenues were $3,240,000 and $3,429,000 for the quarters ended September 30, 2005 and 2004, respectively. The $189,000 decrease in BIR's revenues from 2004 to 2005 is due to a number of decisions made to improve BIR's overall profitability. In 2005, we eliminated events, which had combined revenues of $114,000, in the third quarter of 2004. Additionally, Raceway 66, a combined gas station and convenience store has not been opened in 2005 and accounted for $337,000 of BIR's revenues in the third quarter of 2004. These decreases in revenues were offset by increased attendance in remaining events held in 2005. Revenues were $13,808,000 and $17,520,000 for the nine months periods ending September 30, 2005 and 2004, respectively. Revenues for RL were $10,227,000 and $13,161,000 for the nine month periods ended September 30, 2005 and 2004, respectively with the decrease due to the same factors noted above. BIR revenues were $3,581,000 and $4,359,000 for the same periods with the decrease due to the same reasons as described above.

Cost of sales were $4,946,000 and $6,186,000 for the quarters ended September 30, 2005 and 2004 respectively or 76% and 87% as a percentage of revenue. Cost of sales attributable to RL were $2,531,000 and $3,151,000 for the quarters ended September 30, 2005 and 2004 respectively or 77% and 86% as a percentage of revenue. RL's cost of sales decreased as a percentage of sales from 2004 to 2005 due to reductions made in labor and overhead costs to correspond to lower sales levels for the period. Gross profit for RL was 23% of sales for the third quarter of 2005 and 14% of sales for the third quarter of 2004. Cost of sales attributable to BIR were $2,415,000 and $3,035,000 for the quarters ended September 30, 2005 and 2004, respectively. The decrease in BIR's cost of sales from 2004 to 2005 is primarily due to not operating Raceway 66 during the third quarter of 2005 and the elimination of events as described above, which accounted for approximately $350,000 and $280,000, respectively.

Cost of sales for the nine month periods ended September 30, 2005 and 2004 were $11,371,000 and $14,961,000, respectively. Cost of sales attributable to RL were $8,256,000 and $10,313,000 for the same periods or 81% and 78% as a percentage of revenues, respectively. The increase in RL's cost of sales as a percentage of sales is primarily due to less favorable material costs as well as the reduction in sales described above, reducing the absorption of fixed manufacturing and overhead costs, partially offset by labor and overhead cost reductions described above. Cost of sales attributable to BIR for the nine month periods ended September 30, 2005 and 2004 were $3,115,000 and $4,648,000, respectively, for the same reasons as described above.

Selling, general and administrative expenses were $904,000 and $1,092,000 for the quarters ended September 30, 2005 and 2004, respectively, or 14% and 15% as a percentage of revenues. Selling, general and administrative expenses attributed to RL were $731,000 and $841,000 for the quarters ended September 30, 2005 and 2004, respectively or 22% and 23% respectively, as percentage of revenues. RL's selling, general and administrative expenses decreased due to a reduction in sales levels. Selling, general and administrative expenses for BIR were $173,000 and $251,000 for the three month periods ended September 30, 2005 and 2004 respectively and decreased primarily due to a reduction in administrative staff.

Selling, general and administrative expenses were $2,659,000 and $3,389,000 for the nine month periods ended September 30, 2005 and 2004, respectively or 19% as a percentage of revenues for both periods for the same reasons as described above. Selling, general and administrative expenses attributed to RL were $2,269,000 and $2,692,000 for the nine months ended September 30, 2005 and 2004, respectively. Selling, general and administrative expenses for BIR were $390,000 and $697,000 for the same periods.

There were no land development costs incurred for the quarter ending September 30, 2005. Land development costs were $79,000 for the quarter ending September 30, 2004, and $40,000 and $249,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Land development costs are comprised principally of professional fees and non-refundable deposits to extend various agreements to purchase land in Mount Morris Township, Michigan in connection with our proposed sports and entertainment complex. Since financing for development of the project was not in place at September 30, 2005 these amounts have been expensed.

There was no net gain on disposal of assets for the quarters ended September 30, 2005 and 2004 respectively.

Net gain on disposal of assets was $14,000 and $198,000 for the nine month periods ended September 30, 2005 and 2004, respectively. The net gain in 2004 related principally to an unused warehouse sold in the second quarter of 2004.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We engaged an independent appraisal company in the third quarter of 2005 to value the assets of Raceway 66, a combined convenience store and gas station in Brainerd, Minnesota. As a result of the appraisal, we recorded an impairment charge of $639,000 in the third quarter of 2005 to write-down the assets to their estimated fair value.

Interest expense in the third quarter of 2005 decreased by $6,000 from the third quarter of 2004, from $19,000 to $13,000 due to the reduction of outstanding debt. Interest expense in the nine month period ending September 30, 2005 decreased by $10,000 from the same period in 2004, from $51,000 to $41,000 for the same reason.

Interest income was $98,000 and $96,000 for the quarters ended September 30, 2005 and 2004, respectively, and $259,000 and $284,000 for the nine month periods ended September 30, 2005 and 2004, respectively. Changes in interest income are attributable to excess cash available for investment purposes at prevailing rates and interest earned on notes receivable-related party.

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

SPORTS AND ENTERTAINMENT SEGMENT

WE NEED TO MAINTAIN AND ENHANCE OUR WORKING RELATIONSHIP WITH THE NHRA

In order to be successful, our raceway operation needs to maintain a good relationship with the primary sanctioning body of our racing events, The National Hot Rod Association ("NHRA"). While we believe that we have a good relationship with the NHRA, and the current term of our sanctioning agreement has been extended to December 31, 2008, it is likely that the loss of the national race with the NHRA would adversely affect the results of our operations.

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R). It requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) supersedes Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which we are currently using. SFAS 123(R) allows for two alternative transition methods. We are currently determining which transition method we will adopt and are evaluating the impact SFAS 123(R) will have on our financial position, results of operations, EPS and cash flows when it is adopted. We do not expect the adoption of SFAS 123(R) to have a material effect on our consolidated financial statements.

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Cost," an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. We do not believe that the adoption of SFAS 151 will have a significant effect on our financial statements.

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

SEGMENT REPORTING

For a discussion of our business segments, see Note 13 to the condensed financial statements included in Appendix A.

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

In February 2005, management was notified that the Company's Independent Registered Public Accounting Firm, Grant Thornton LLP ("Grant Thornton") had identified three material weaknesses in the Company's internal controls under the standards established by the Public Company Accounting Oversight Board. A material weakness is a control deficiency, or a combination of control deficiencies that results in a more than remote likelihood that a material misstatement will not be prevented or detected. Grant Thornton identified the following as material weaknesses:

-     lack of documentation of policies and controls;

-     concentration of duties among few accounting staff members;

-     inadequate security within software applications.

The Company is developing a plan of action to remediate the cited material weaknesses.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 6. EXHIBITS

(a)   Exhibits

      31.1 Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

      31.2 Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended

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

                                        SPORTS RESORTS INTERNATIONAL, INC.

Dated: November 16, 2005                By: /s/ Gregory T. Strzynski
                                            ------------------------------------
                                            Gregory T. Strzynski
                                            Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Accounting and Financial
                                            Officer of the Registrant)

                                   APPENDIX A

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                                September 30,    December 31,
                                                                     2005           2004
                                                                 (unaudited)      (audited)
                                                                -------------    ------------
ASSETS

CURRENT ASSETS:
  Cash                                                          $  3,660,963     $   673,314
  Accounts receivable:
    Trade (net of allowance for doubtful accounts and cash
    discounts of $206,000 at September 30, 2005 and $184,000
    at December 31, 2004)                                          1,138,751         833,099
  Note receivable - related party (Note 3)                         2,758,892       4,429,654
  Inventories (Note 4)                                             1,572,241       1,599,738
  Other (Note 5)                                                     318,664         675,016
                                                                ------------     -----------

          Total current assets                                     9,449,511       8,210,821

PROPERTY, PLANT, AND EQUIPMENT - Net
  (Notes 6 and 8)                                                  8,116,754      10,024,340

OTHER ASSETS:
  Other (Note 7)                                                   2,020,486       2,032,044
                                                                ------------     -----------
TOTAL ASSETS                                                    $ 19,586,751     $20,267,205
                                                                ============     ===========

                       SPORTS RESORTS INTERNATIONAL, INC.
                            CONDENSED BALANCE SHEETS

                                                 September 30,     December 31,
                                                    2005               2004
                                                 (unaudited)        (audited)
                                                 -------------     ------------
LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 8)     $    219,472      $    219,058
  Accounts payable                                  1,151,468           952,792
  Accrued expenses (Note 9)                           333,887           387,896
                                                 ------------      ------------

          Total current liabilities                 1,704,827         1,559,746

LONG-TERM DEBT (Note 8)                               390,238           573,028

SHAREHOLDERS' EQUITY
  Common stock: 70,000,000 shares authorized
      at $0.01 par value, 48,399,771 shares
      issued and outstanding at September
      30, 2005 and December 31, 2004                  483,997           483,997
  Additional paid-in-capital                        5,775,068         5,775,068
  Net advances to related parties (Note 3)           (396,292)         (396,292)
  Retained earnings                                11,628,913        12,271,658
                                                 ------------      ------------

             Total shareholders' equity            17,491,686        18,134,431
                                                 ------------      ------------

TOTAL LIABILITIES & SHAREHOLDERS'
  EQUITY                                         $ 19,586,751      $ 20,267,205
                                                 ============      ============

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                          Nine Months Ending              Three Months Ending
                                             September 30                     September 30
                                    ------------------------------      ------------------------------
                                        2005              2004             2005              2004
                                    ------------      ------------      ------------      ------------
SALES                               $ 13,807,511      $ 17,520,302      $  6,525,003      $  7,078,487

COST OF SALES                         11,370,749        14,960,830         4,946,147         6,185,515
                                    ------------      ------------      ------------      ------------

GROSS PROFIT                           2,436,762         2,559,472         1,578,856           892,972

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES              2,658,972         3,388,972           903,993         1,092,463

LAND DEVELOPMENT COSTS (Note 7)           39,668           248,842                --            79,069

NET GAIN ON DISPOSAL
  OF ASSETS (Note 6)                      13,578           198,333                --                --

IMPAIRMENT OF LONG-LIVED
ASSETS  (Note 2)                         638,912                --           638,912                --
                                    ------------      ------------      ------------      ------------

(LOSS) INCOME FROM OPERATIONS           (887,212)         (880,009)           35,951          (278,560)

OTHER INCOME (EXPENSE):
  Interest expense                       (40,697)          (51,322)          (13,283)          (18,810)
  Interest income                        258,942           284,416            98,026            96,396
  Other                                   26,222               522             3,293             1,205
                                    ------------      ------------      ------------      ------------

    Other income, net                    244,467           233,616            88,036            78,791
                                    ------------      ------------      ------------      ------------

NET (LOSS) INCOME                   $   (642,745)     $   (646,393)     $    123,987      $   (199,769)
                                    ============      ============      ============      ============

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Nine Months Ending                Three Months Ending
                                                September 30                    September 30
                                        ---------------------------     ----------------------------
                                           2005            2004            2005             2004
                                        -----------     -----------     -----------      -----------
BASIC AND DILUTED
   (LOSS) EARNINGS PER SHARE
   (Note 11)

   Net (Loss) Earnings                  $     (0.01)    $     (0.01)    $      0.00      $     (0.00)
                                        ===========     ===========     ===========      ===========

WEIGHTED AVERAGE COMMON
   SHARES
   Basic                                 48,399,771      48,385,802      48,399,771       48,399,771

   Effect of dilutive securities:
     Common share equivalents,
       common shares issuable upon
       exercise of outstanding
       stock options                             --              --              --               --

                                        -----------     -----------     -----------      -----------
   Diluted                               48,399,771      48,385,802      48,399,771       48,399,771
                                        ===========     ===========     ===========      ===========

                                                                       Concluded

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ending
                                                                                  September 30
                                                                          -----------------------------
                                                                              2005            2004
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $  (642,745)     $  (646,393)
    Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                      1,228,155        1,324,652
         Impairment of long-lived assets (Note 2)                             638,912               --
         Gain on disposal of property and equipment                           (13,578)        (198,333)
         Changes in assets and liabilities that provided (used) cash:
           Accounts receivable                                               (305,652)        (325,796)
           Income taxes receivable                                                 --        1,570,234
           Inventories                                                         27,497         (266,002)
           Other                                                              367,910          194,573
           Accounts payable                                                   198,676          148,243
           Accrued expenses                                                   (54,009)        (188,750)
                                                                          -----------      -----------

Net cash provided by operating activities                                   1,445,166        1,612,428
                                                                          -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                      (53,015)        (289,348)
    Purchase of land held for development                                          --         (751,890)
    Proceeds from disposal of property and equipment                          107,112          428,506
    Payments received on notes receivable-related party                     1,670,762          119,196
                                                                          -----------      -----------

Net cash provided by (used in) investing activities                         1,724,859         (493,536)
                                                                          -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payments on long-term debt                                     (182,376)        (203,523)
    Proceeds from issuance of common stock                                         --          118,831
                                                                          -----------      -----------

Net cash used in financing activities                                        (182,376)         (84,692)
                                                                          -----------      -----------

INCREASE IN CASH                                                            2,987,649        1,034,200

CASH, BEGINNING OF PERIOD                                                     673,314          482,128
                                                                          -----------      -----------

CASH, END OF PERIOD                                                       $ 3,660,963      $ 1,516,328
                                                                          ===========      ===========

                                                                       Continued

                       SPORTS RESORTS INTERNATIONAL, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                Nine Months Ending
                                                    September 30
                                                -------------------
                                                  2005       2004
                                                -------     -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
   Cash paid during the period for interest     $40,697     $52,303
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

      NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). It requires that the costs of employee share-based payments be measured at fair value on the awards grant date using an option-pricing model and recognized in the financial statements over the requisite service period. SFAS 123(R) supersedes Opinion 25, "Accounting for Stock Issued to Employees" and its related interpretations, and eliminates the alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using. SFAS 123(R) allows for two alternative transition methods. The Company is currently determining which transition method it will adopt and is evaluating the impact SFAS 123(R) will have on its financial position, results of operations, EPS and cash flows when it is adopted. The Company does not expect the adoption of SFAS 123 (R) to have a material effect on its consolidated financial statements.

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

      In November 2004, the FASB issued SFAS No. 151, "Inventory Cost," an amendment of ARB No. 43, Chapter 4, which is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. The amendments made by SFAS 151 will improve financial reporting by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The Company does not believe that the adoption of SFAS 151 will have a significant effect on its financial statements.

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

Note 2 IMPAIRMENT OF LONG-LIVED ASSETS

      The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company engaged an independent appraisal company in the third quarter of 2005 to value the assets of Raceway 66, a combined convenience store and gas station in Brainerd, Minnesota an element of our "Raceway" business segment. The Company determined the appraisal was necessary following the decision not to open Raceway 66 for the summer racing season. As a result of the appraisal, which used a combination of a cost approach, a sales comparison approach and an income capitalization approach, the Company recorded an impairment charge of $639,000 in the third quarter of 2005 to write-down the assets to their estimated fair value.

Note 3 RELATED PARTY TRANSACTIONS

      Note Receivable

      During the first quarter of 1999, a note receivable from South Saginaw LLC, a company owned by Donald J. Williamson, the Company's Chief Executive Officer and majority shareholder, of $5,200,000 was established. The note required monthly payments of $43,496, including interest at 8.0%, through February 2005, at which time the unpaid balance was due. The related party has failed to pay the remaining balance due on the due date in February 2005. The Company has sent a default letter demanding payment and is pursuing collection of this obligation. The note is secured by a subordinated mortgage and personal guarantee. The related party continued to make interest and principal payments through May 31, 2005. In June of 2005 the related party made a partial principal payment of $1,600,000 towards the remaining balance. The Company has obtained an independent appraisal of the collateral which indicates a value of approximately $4,860,000. The Company is evaluating its options with regards to the collateral. The Company believes that is has adequate collateral to secure the remaining obligation.

      Net Advances to Related Parties

      From 1999 through the first six months of 2002, the Company made certain advances to affiliated entities controlled by Donald J. Williamson. The total amount of these advances outstanding at September 30, 2005 and December 31, 2004 was $396,000, which is to be reimbursed to the Company by the affiliated entities. These advances to related parties are recorded as a reduction to shareholders' equity.

      In accordance with the Sarbanes-Oxley Act of 2002, the Company discontinued making any additional advances, or any modifications to existing credit arrangements to or on behalf of affiliated entities.

Note 4 INVENTORIES

      Inventories are summarized as follows:

                     September 30,    December 31,
                         2005            2004
                      (unaudited)       (audited)
                     -------------    ------------
Finished products     $  804,750       $  803,651
Raw materials            747,345          764,340
Other                     20,146           31,747
                      ----------       ----------

Total                 $1,572,241       $1,599,738
                      ==========       ==========

Note 5 OTHER ASSETS, CURRENT

      Other assets, current is summarized as follows:

                                       September 30,   December 31,
                                           2005           2004
                                        (unaudited)     (audited)
                                       -------------   ------------
Prepaids:
    Sanction fees                        $      --      $ 250,000
    Insurance                               40,058         88,641
    Rent                                    52,474         52,474
    Property taxes                          74,795        139,589
Interest receivable-shareholder note
   (Note 3)                                 72,835             --
Deposits                                    64,539         66,577
Other                                       13,963         77,735
                                         ---------      ---------

Total                                    $ 318,664      $ 675,016
                                         =========      =========

Note 6 PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment is summarized by major classification as follows:

                                         September 30,     December 31,
                                             2005             2004
                                          (unaudited)       (audited)
                                         -------------     ------------
Land and improvements                    $  3,757,629      $  3,757,629
Track                                       1,560,300         1,560,300
Buildings (Note 2)                          2,289,530         2,928,442
Condominium units                             466,000           466,000
Leasehold improvements                        319,899           319,899
Bleachers & fencing                         1,656,266         1,656,266
Equipment                                   7,479,895         7,488,466
Transportation equipment                    1,918,119         2,022,204
Furniture & fixtures                          680,053           684,758
Tooling                                     4,262,082         4,257,384
                                         ------------      ------------

   Total                                   24,389,773        25,141,348
   Less accumulated depreciation          (16,273,019)      (15,117,008)
                                         ------------      ------------

Net property, plant and equipment        $  8,116,754      $ 10,024,340
                                         ============      ============

The Company sold an unused warehouse building with a carrying value of approximately $230,000 and recognized a gain of $184,000 in the second quarter of 2004.

Note 7 OTHER ASSETS, LONG-TERM

      Other assets, long-term is summarized as follows:

                             September 30,     December 31,
                                 2005             2004
                              (unaudited)       (audited)
                             -------------     ------------
Rental property               $   75,000       $   75,000
Land held for development      1,889,349        1,889,349
Land contract receivable          51,937           63,495
Other                              4,200            4,200
                              ----------       ----------

Total                         $2,020,486       $2,032,044
                              ==========       ==========

The Company has incurred professional fees and made non-refundable deposits to purchase land in Mount Morris Township, Michigan in connection with a proposed plan to develop a sports and entertainment complex, during the nine month periods ending September 30, 2005 and 2004. Since financing for development of the project is not in place, these amounts have been expensed.

Note 8 LONG TERM DEBT

      Long-term obligations consist of the following:

                                                                       September 30,   December 31,
                                                                           2005            2004
                                                                        (unaudited)     (audited)
                                                                       ------------    ------------
Note payable to a bank, monthly installments of interest at 7.5%
   through October 2003, and monthly payments of principal and interest at 2.5% above prime (effective rate of 9.25% and 7.75%
   at September 30, 2005 and December 31, 2004, respectively)
   through October 2008; secured by a mortgage on related property       $ 330,354      $ 398,463

Term loans, payable to finance companies, monthly installments include interest approximating 8.0% through November 2007,
   collateralized by the related transportation equipment                  279,356        393,623
                                                                         ---------      ---------
            Total                                                          609,710        792,086
Less current portion                                                      (219,472)      (219,058)
                                                                         ---------      ---------

Long-term                                                                $ 390,238      $ 573,028
                                                                         =========      =========

Note 9 ACCRUED EXPENSES

      Accrued expenses consist of the following:

                      September 30,   December 31,
                          2005           2004
                      (unaudited)      (audited)
                      -------------  -------------
Professional fees       $ 76,582       $162,706
Payroll and taxes         83,115         81,843
Property taxes            69,300         69,300
Director's fees           24,750             --
Other                     80,140         74,047
                        --------       --------

    Total               $333,887       $387,896
                        ========       ========

Note 10 INCOME TAXES

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

      At December 31, 2004, the Company has net operating loss carryforwards for federal income tax purposes of $2,834,330, the last of which expire in 2024 if not utilized.

      Certain of the Company's federal income tax returns are under review by the Internal Revenue Service ("IRS"). Management is currently unable to estimate the probable range of the outcome, if unfavorable which could have a material adverse affect on the Company's financial condition, cash flows and results of operations.

Note 11 (LOSS) EARNINGS PER SHARE

      Basic (loss) earnings per share is based upon the weighted average number of shares outstanding. Diluted earnings per share assumes the exercise of common stock options when dilutive.

Note 12 STOCK OPTIONS

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

      Financial information segregated by reportable product segment is as follows:

                                           Nine Months Ending                  Three Months Ending
                                               September 30                        September 30
                                               (unaudited)                         (unaudited)
                                    --------------------------------        --------------------------------
                                       2005                 2004                 2005             2004
                                    ------------        ------------        ------------       -------------
Sales:
    Truck Accessories               $ 10,226,688        $ 13,161,088        $  3,284,962       $  3,649,095
    Raceway                            3,580,823           4,359,214           3,240,041          3,429,392
                                    ------------        ------------        ------------       ------------

    Total                           $ 13,807,511        $ 17,520,302        $  6,525,003       $  7,078,487
                                    ============        ============        ============       ============

(Loss) Income from Operations
    Truck Accessories               $   (325,613)       $     99,260        $     23,764       $   (421,404)
    Raceway                             (561,599)           (979,269)             12,187            142,844
                                    ------------        ------------        ------------       ------------

    Total                           $   (887,212)       $   (880,009)       $     35,951       $   (278,560)
                                    ============        ============        ============       ============

                                  Exhibit Index

Exhibit No.      Description
-----------      ---------------------------------------------------------------------
      31.1       Certification of Chief Executive Officer pursuant to Rules 13a-14(a)
                 and 15d-14(a) under the Securities Exchange Act of 1934, as amended

      31.2       Certification of Chief Financial Officer pursuant to Rules 13a-14(a)
                 and 15d-14(a) under the Securities Exchange Act of 1934, as amended

      32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002